Form 10-Q
period 1999-03-31
NETWOLVES CORP
filed 1999-06-21
CIK 1084103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                                                 --------------

                        Commission file number 000-25831

                              NetWolves Corporation
             (Exact name of registrant as specified in its charter)

            New York                                       11-3439392
(State  or other  jurisdiction  of                      (I.R.S.  Employer
  incorporation  or organization)                      Identification No.)


                 200 Broadhollow Road, Melville, New York 11747
                    (Address of principal executive offices)

                                 (516) 393-5016
              (Registrant's telephone number, including area code)

                                      None
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X  *     No
                                   -----         -----

Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

                                        NUMBER OF SHARES OUTSTANDING ON
        TITLE OF CLASS                            JUNE 18, 1999
--------------------------------        -------------------------------

                                                     5,307,203
Common Stock, $.0033 par value

* Registrant became subject to the filing requirements of the Securities Exchange Act of 1934 on April 20, 1999, when it filed a Registration Statement on Form 10.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                           FORM 10-Q - MARCH 31, 1999

                                     INDEX


PART I - FINANCIAL INFORMATION


   ITEM 1 - FINANCIAL STATEMENTS

   CONDENSED CONSOLIDATED BALANCE SHEETS
      March 31, 1999 and June 30, 1998 ................................     1

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
    COMPREHENSIVE INCOME (LOSS)
      For the three months ended March 31, 1999 and the period from
         February 13, 1998 (inception) to March 31, 1998 and the
         nine months ended March 31, 1999 .............................     2

   CONDENSED  CONSOLIDATED  STATEMENTS  OF CASH  FLOWS
      For the nine  months ended March 31, 1999 and the period from
         February 13, 1998  (inception) to March 31, 1998 .............     3

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ...............   4 - 9

   ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS ......................  10 - 12

   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK .    12


PART II - OTHER INFORMATION

   ITEM 1 - LEGAL PROCEEDINGS .........................................    13

   ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS ..................    13

   ITEM 3  DEFAULTS UPON SENIOR SECURITIES ............................    13

   ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........    13

   ITEM 5  OTHER INFORMATION ..........................................    13

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ..........................    13


SIGNATURES ............................................................    14

                     NETWOLVES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                     March 31,     June 30,
                                                                       1999          1998
                                                                    ---------      --------
                                                                   (unaudited)
ASSETS

Current assets
   Cash and cash equivalents                                       $   414,038    $ 1,118,416
   Marketable securities, available for sale, at market value          701,000      1,063,828
   Accounts receivable                                               1,376,669          6,803
   Net assets held for sale                                            166,670        720,000
   Inventories                                                         200,676         22,410
   Prepaid expenses and other current assets                            81,356         18,318
                                                                   -----------    -----------
           Total current assets                                      2,940,409      2,949,775

Property and equipment, net                                             63,258          4,949

Other assets                                                            34,575          4,727
                                                                   -----------    -----------
                                                                   $ 3,038,242    $ 2,959,451
                                                                   ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued expenses                        $      735,265    $    31,448
                                                                   -----------    -----------
          Total current liabilities                                    735,265         31,448
                                                                   -----------    -----------
Commitments and contingencies

Shareholders' equity
   Common stock, $.0033 par value; 10,000,000 shares authorized;
      issued and outstanding: 5,023,870 - March 31, 1999
      and 4,313,870 - June 30, 1998                                     16,579         14,236
   Additional paid-in capital                                        6,737,879      3,012,159
   Accumulated deficit                                              (4,887,326)       (99,414)
   Accumulated other comprehensive income                              435,845          1,022
                                                                   -----------    -----------
          Total shareholders' equity                                 2,302,977      2,928,003
                                                                   -----------    -----------
                                                                   $ 3,038,242    $ 2,959,451
                                                                   ===========    ===========

See notes to condensed consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
                                  (Unaudited)

                                                                       For the
                                                                     period from
                                                       For the       February 13,       For the
                                                     three months        1998          nine months
                                                        ended       (inception) to       ended
                                                    March 31, 1999   March 31, 1998   March 31, 1999
                                                    --------------  ---------------   --------------
Sales                                                $ 1,518,045    $      --         $ 1,598,759
Cost of goods sold                                       499,001           --             530,479
                                                     -----------    -----------       -----------
Gross profit from sales                                1,019,044           --           1,068,280
                                                     -----------    -----------       -----------
Operating expenses
   General and administrative                          2,011,279           --           3,591,500
   Research and development                              158,527           --             250,143
   Sales and marketing                                   260,703           --           2,048,102
                                                     -----------    -----------       -----------
                                                       2,430,509           --           5,889,745
                                                     -----------    -----------       -----------
Loss before other income (expense)                    (1,411,465)          --          (4,821,465)

Other income                                               4,217                           33,553
                                                     -----------    -----------       -----------
Net loss                                              (1,407,248)          --          (4,787,912)

Other comprehensive income
   Marketable securities valuation adjustment            237,500           --             434,823
                                                     -----------    -----------       -----------
Comprehensive income (loss)                          $(1,169,748)   $      --         $(4,353,089)
                                                     ===========    ===========       ===========


Basic and diluted net loss per share                 $      (.28)   $      --         $     (1.05)
                                                     ===========    ===========       ===========
Weighted average common
   shares outstanding                                  4,999,870      2,640,322         4,540,475
                                                     ===========    ===========       ===========

See notes to condensed consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                   For the period
                                                                                  from February 13,
                                                                     For the nine        1998
                                                                     months ended    (inception)
                                                                       March 31,     to March 31,
                                                                         1999            1998
                                                                     ------------ -----------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
   Net loss                                                          $(4,787,912)   $       --
   Adjustments to reconcile net loss to net cash used in
      operating activities
         Depreciation                                                      6,496            --
         Realized loss on sale of marketable securities                    8,047            --
         Common stock and warrants issued for services                 3,728,063            --
         Provision for doubtful accounts                                  15,000            --


   Changes in operating assets and liabilities
    Accounts receivable                                               (1,384,866)           --
    Inventories                                                         (178,266)           --
    Prepaid expenses and other current assets                            (63,038)           --
    Accounts payable and accrued expenses                                703,817            --
                                                                     -----------    -----------
      Net cash used in operating activities                           (1,952,659)           --
                                                                     -----------    -----------
Cash flows from investing activities
   Proceeds from the sale of marketable securities                       789,604            --
   Proceeds from assets held for sale, net                               553,330            --
   Purchases of property and equipment                                   (64,805)           --
   Payments of security deposits                                          (4,848)           --
                                                                     -----------    -----------
      Net cash provided by investing activities                        1,273,281            --
                                                                     -----------    -----------
Cash flows from financing activities
   Financing costs paid                                                  (25,000)           --
   Proceeds from initial capital contribution                                --          64,245
                                                                     -----------    -----------
      Net cash (used in) provided by financing activities                (25,000)        64,245
                                                                     -----------    -----------
Net (decrease) increase in cash and cash equivalents                    (704,378)        64,245

Cash and cash equivalents, beginning of period                         1,118,416            --
                                                                     -----------    -----------
Cash and cash equivalents, end of period                             $   414,038    $    64,245
                                                                     ===========    ===========

See notes to condensed consolidated financial statements.

1    Interim financial information

     The summary financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying consolidated financial statements, footnotes and discussions of the NetWolves Corporation (the "Company") should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the period from February 13, 1998 (inception) to June 30, 1998. The results of operations for the nine months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

2    The Company

     NetWolves, LLC was an Ohio limited liability company formed on February 13, 1998, which was merged into Watchdog Patrols, Inc. ("Watchdog") on June 17, 1998. Watchdog, the legal surviving entity of the merger was incorporated under the laws of the State of New York on January 5, 1970. As a result of the merger and subsequent sale of Watchdog's business (Note 5), Watchdog changed its name to NetWolves Corporation.

     The Company has designed and developed a multi-functional product that is a secure, integrated, modular Internet gateway. The primary product, the FoxBox, supports secure access to the Internet for multiple users through a single connection and, among other things, provides electronic mail, firewall security and web site hosting and also contains a network file server. Since inception, the Company has been developing its business plan and building its infrastructure in order to effectively market its products and shipped its first significant order in March 1999. Accordingly, it is no longer reporting as a development stage company.

3    Reverse acquisition

     On June 17, 1998, Watchdog acquired all of the outstanding common stock of NetWolves, LLC (the "Merger"). For accounting purposes, the acquisition has been treated as an acquisition of Watchdog by NetWolves, LLC and as a recapitalization of NetWolves, LLC. The historical financial statements prior to June 17, 1998 are those of NetWolves, LLC. The acquisition of Watchdog has been recorded based on the fair value of Watchdog's net tangible assets, which consist primarily of cash, marketable securities and certain assets held for sale (Note 5), with an aggregate value of $2,962,150 (net of transaction costs of $261,022). Since this transaction is in substance, a recapitalization of NetWolves, LLC and not a business combination, pro forma information is not presented.

     As part of the Merger, the NetWolves, LLC membership interests were converted into 2,640,322 shares of Watchdog common stock and warrants to purchase an aggregate of 600,000 shares of Watchdog common stock at an exercise price of $1.63 per share. Immediately prior to the Merger, there were 1,673,548 shares of Watchdog common stock issued and outstanding. In addition, certain pre-Merger shareholders of Watchdog received warrants to purchase 500,000 shares of Watchdog common stock at an exercise price of $1.63 per share. Additionally, two individuals, who provided consulting services with respect to the Merger, received warrants to purchase an aggregate of 87,500 shares of Watchdog common stock at an exercise price of $2.00 per share.

4    Significant accounting policies

     Fiscal year-end

     The Company operates on a fiscal-year end of June 30.

     Risks and other factors

     As a company that has developed a software product for use as a multi-functional Internet communications device, NetWolves Corporation faces certain risks. These include, among other items, the ability to implement its business plan, dependence on proprietary technology, rapid technological change, challenges in recruiting personal and a highly competitive market place.

     Revenue recognition

     The Company records revenue in accordance with Statement of Position 97-2 "Software Revenue Recognition ("SOP 97-2), issued by the American Institute of Certified Public Accountants (as modified by Statement of Position 98-9). SOP 97-2 provides additional guidance with respect to multiple element arrangements; returns, exchanges, and platform transfer rights; resellers; services; funded software development arrangements; and contract accounting. Accordingly, revenue from the sale of perpetual and term software licenses are recognized, net of provisions for returns, at the time of delivery and acceptance of software products by the customer, when the fee is fixed and determinable and collectibility is probable. Maintenance revenue that is bundled with an initial license fee is deferred and recognized ratably over the maintenance period. Amounts deferred for maintenance are based on the fair value of equivalent maintenance services sold separately.

     Basic and diluted net loss per share

     The Company displays earnings per share in accordance with Statement of Financial Accounting Standards No.128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires dual presentation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     The effect of the recapitalization on the NetWolves, LLC members has been given retroactive application in the earnings per share calculation. The common stock issued and outstanding with respect to the pre-Merger Watchdog shareholders has been included since the effective date of the Merger. Outstanding stock options and warrants have not been considered in the computation of diluted per share amounts, since the effect of their inclusion would be antidilutive. Accordingly, basic and diluted earnings per share amounts are identical.

5    Net assets held for sale

     In November 1998, the Company sold substantially all of the business assets related to Watchdog's uniformed security guard services operations to W Acquisition Corp. (the "Purchaser") for $600,000. The Purchaser acquired all inventory, furniture and equipment, customer lists, trade rights, contracts, goodwill and rights to the name Watchdog Patrols, Inc. (the Assets). The Company retained responsibility for all remaining accounts receivable, other current assets, accounts payable and accrued expenses. The net assets held for sale are classified as a current asset and are reflected at net realizable value based on the selling price of the Assets, the net estimated liquidation value of the assets and liabilities retained, and the net negative cash flows from the operations of the security guard business during the period from June 17, 1998 (the date of acquisition) to the date of disposal in November 1998. Net assets held for sale consist of the following:

                                                                       March 31,       June 30,
                                                                         1999            1998
                                                                     -----------     -----------
         Sale of Assets                                              $       -       $   600,000

         Retained assets and liabilities
             Accounts receivable                                         110,000         500,000
             Other current assets                                         94,000         140,000
             Accounts payable and accrued expenses                       (37,330)       (460,000)

         Cash out-flows from operations during holding period                -           (60,000)
                                                                     -----------     -----------
         Net assets held for sale                                    $   166,670     $   720,000
                                                                     ===========     ===========

6    Shareholders' equity

     Common stock issuances

     During the nine months ended March 31, 1999, the Company issued 710,000 shares of its common stock as follows:

     . 150,000 shares were issued to the Company's Vice President of Sales and Marketing (who is also a Director of the Company) for services rendered during the six months ended December 31, 1998, which resulted in a charge to operations of approximately $576,000.

     . 200,000 shares were issued to Internet Technologies, Inc., a consultant to the Company ("Internet Technologies"), for services rendered during the six months ended December 31, 1998, which resulted in a charge to operations of approximately $769,000. Internet Technologies has demand registration rights on these 200,000 shares.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



6    Shareholders' equity (continued)

     Common stock issuances (continued)


     . 60,000 shares were issued to Internet Technologies for services to be rendered during the three months ending March 31, 1999. Additionally, Internet Technologies has the right to receive up to 120,000 additional shares based upon specified performance criteria, 60,000 of which will be issuable upon completion of the $6,000,000 private placement (Note 7e).

     . 100,000 shares were issued to a financial consultant for services to be rendered during the three months ending March 31, 1999.

     . 100,000 shares were issued in conjunction with the appointment of two new Directors of the Company effective February 1, 1999 (50,000 shares each).

     . 100,000 shares were issued to the Company's legal counsel for services rendered during the three months ending March 31, 1999.

     Another  shareholder,   Greenleaf  Capital  Partners,   LLC  (a  pre-Merger
     shareholder of Watchdog), has demand registration rights on its 1,141,360 shares of common stock.

     Stock options

     In January 1999, the Company granted options to purchase 243,500 shares of common stock under the 1998 Long Term Incentive Plan to its officers and key employees as follows: (i) 143,500 options are exercisable at $5.00 per share and vest in equal installments over three years commencing January 2000, and (ii) 100,000 options are exercisable at $5.00 per share and vest in 5 years subject to acceleration pursuant to specified performance criteria. All options expire in ten years from the grant date.

     Warrants

     During the nine months ended March 31, 1999, the Company granted warrants to purchase 600,000 shares of its common stock as follows:

     . 200,000 ten-year warrants issued to the Company's Vice President of Sales and Marketing (who is also a Director of the Company) at an exercise price of $1.63 per share. The warrants vest in 5 years subject to acceleration pursuant to specified performance criteria. These warrants were issued for services rendered during the six months ended December 31, 1998 and resulted in a charge to operations of approximately $699,000.

     .    100,000  two-year  warrants  were issued to two  terminated  employees
          (50,000 warrants each) at an exercise price of $5.00 per share (also see Note 7a). The warrants vest only upon achieving specified sales criteria during calendar 1999.

     . 300,000 warrants were issued to Anicom, Inc. for cash consideration of $300,000 (see Note 7d).

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


7    Commitments and contingencies

     a.   Employment agreements

     In conjunction with the consummation of the Merger, the Company entered into employment agreements with 5 executives who were the principal pre-Merger owners of NetWolves, LLC. In January 1999, two of the five executives were terminated pursuant to a Settlement Agreement and Mutual Release. In exchange for terminating the employment agreements and cancellation of each terminated executives' 200,000 warrants previously issued, the Company is paying each terminated executive an aggregate of $50,000 in cash, payable in monthly installments, and the Company has entered into a Manufacturer's Representation Agreement. Additionally, each of the terminated executives received 50,000 performance based warrants.

     b.   Legal matters

     Certain claims, suits and complaints arising in the normal course with respect to the Company's uniformed security guard services operations have been filed or are pending against the Company. Generally, these matters are all covered by a general liability insurance policy. In the opinion of management, all such matters are without merit or are of such kind, or involve such matters, as would not have a significant effect on the financial position or results of operations of the Company, if disposed of unfavorably.

     c.   The Sullivan Group

     In January 1999, the Company entered into an agreement with The Sullivan Group ("Sullivan") whereby Sullivan appointed the Company as its exclusive provider of the Company's multi-service Internet delivery system (known as "FoxBox") to be used in conjunction with Sullivan's proprietary interactive distance learning training programs. The period of the agreement is for a term of five years and shall be automatically renewed for an additional five-year term unless six months notice of termination is provided by either party.

     Although there are no minimum order requirements, it is expected that delivery will commence in June 1999, and in most instances, the FoxBox units will be subject to 48-month rental contracts at a rate of $200 per unit, per month. The lease obligations will be paid for by the end user retail site (or its corporate parent, the "Site"). One year of maintenance is to be included with each leasing agreement. Beginning in the second year, each Site may agree to pay the Company an additional fee in order to extend the maintenance period.

     d.   Anicom, Inc.

     In January 1999, the Company entered into a five-year exclusive master distribution agreement with Anicom, Inc. ("Anicom") to distribute the FoxBox throughout North America. Additionally, Anicom is entitled to receive a commission on any sales or leases of the FoxBox unit made directly by the Company that Anicom was not involved with and a commission on certain technical support revenue earned by the Company. The agreement may be terminated by the Company with payment of a specified termination fee or it may be terminated should Anicom fail to meet minimum order requirements. In accordance with the terms of the agreement, the Company shipped $1,515,000 of product to Anicom in March 1999.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


7    Commitments and contingencies (continued)


     d.   Anicom, Inc.(continued)

     In connection with the agreement and for cash consideration paid to the Company of $300,000, the Company issued Anicom 300,000 warrants to purchase common stock of the Company at an exercise price of $5 per share. The warrants issued to Anicom shall vest in equal installments over three years, commencing on the first anniversary of the agreement and shall expire in January 2004. Anicom also obtained piggyback registration rights with respect to the issuable shares of common stock.

     e.   Private placement memorandum

     On March 23, 1999, the Company completed preparation of a Private Placement Memorandum. The Company is offering to sell up to 800,000 shares of restricted common stock at $7.50 per share (a total of $6,000,000) on a "best efforts, no minimum, maximum basis." As of May 27, 1999, the Company has closed on 283,333 shares (gross proceeds of $2,125,000 less $276,250 of commissions and expenses). This represents the first of two closings.
     Additionally, the placement agent is to receive 80,000 warrants, exercisable at $9.375 each. The warrants vest one year after the closing of the private placement and expire four years after vesting. The placement agent is entitled to receive 42,500 warrants based on the first closing. These and any additional proceeds are expected to be used for working capital purposes and will be subject to sales commissions and other expenses including legal, accounting and filing fees. There can be no assurances that the Company will be successful in completing the offering.

           ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

This Form 10-Q includes, without limitation, certain statements containing the words "believes", "anticipates", "estimates", and words of a similar nature, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-Q are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

Overview

The Company is a corporation with a limited operating history, formed in February 1998. The Company has commenced field trial and limited sales of its primary product, "The FoxBox". Additionally, efforts were made to obtain operating capital and convert the Company to a public entity. This was successfully accomplished through a reverse merger with Watchdog Patrols, Inc., a publicly traded (OTCBB) corporation. Operating expenses have increased significantly since the Company's inception. This reflects the cost associated with the formation of the Company as well as increased efforts to promote market awareness for the FoxBox (Multi- services Internet communications gateway), solicit new customers, recruit personnel, build operating infrastructure and continued product development. The FoxBox is a multi-functional product that connects business networks [Local Area Networks (LANs) and Wide Area Networks
(WANs)] to the Internet. It supports secure access to the Internet for 3 to 400 users through a single connection, provides advanced electronic mail functions for unlimited users and delivers firewall security. The Company's initial target markets are the end users in small and mid-size businesses and large organizations with satellite offices. In January 1999 the Company was able to secure two agreements which have the potential to generate significant revenues over the term of the agreements. The first of which is The Sullivan Group ("Sullivan") agreement whereby Sullivan appointed the Company as its exclusive provider of the Company's multi-service Internet delivery system (known as "FoxBox") to be used in conjunction with Sullivan's proprietary interactive distance learning training programs. The period of the agreement is for a term of five years. The second agreement is with Anicom, Inc. ("Anicom"). The Company entered into a five-year exclusive master distribution agreement with Anicom to distribute the FoxBox through North America.

The Company has a limited operating history in which to base an evaluation of the business and prospects. The Company's prospects must be considered in light of the risks, frequently encountered by companies in their early stages of operations, particularly for companies in the rapidly evolving Technology Industry. Certain risks for the Company include, but are not limited to unproven business model, capital requirements and growth management. To counter this risk, the Company must, among other things, increase its customer base, develop a distribution network, successfully execute its business and marketing plan, and increase the operating infrastructure. There can be no assurance that the Company will be successful in addressing such risk, and the failure to do so could have a material adverse effect on the Company's financial condition and results of operations. Since inception, the Company has been developing its business plan and building its infrastructure in order to effectively market its products and successfully shipped its first significant order in March 1999.
Accordingly, it is no longer reporting as a development stage company. The Company believes that its success depends in large part on its ability to create market awareness and acceptance for the FoxBox, raise additional operating capital to grow operations, build technology and non-technology infrastructures, expand the sales force and distribution network, and continue new product development.

Liquidity and capital resources.

On June 17, 1998 the Company executed a reverse merger with Watchdog Patrols, Inc. a publicly traded company engaged in the activity of providing armed and unarmed security guard services for the New York/Metropolitan Area. This merger made available to the Company, approximately $2.3 million of cash, cash equivalents and marketable securities to be used as operating capital. Additionally, on November 22, 1998 the Company sold substantially all the assets of the security guard business, consisting primarily of uniforms, vehicles, computer systems and furniture to a third party. This generated an additional $600,000 of cash flow to the Company.

As of March 31, 1999 the Company has $1,115,038 of cash, cash equivalent and marketable securities available to fund operations. In April 1999, the Company completed shipping of and received payment for an initial stocking order of approximately $1.6 million pursuant to its master distribution agreement with Anicom. Additionally, on May 27, 1999 the Company received initial gross proceeds of $2,125,000 (exclusive of commissions and professional fees of $276,250), from its private placement to raise up to $6 million. This represents the first of two closings. Management believes that the Company has and will have adequate capital resources to meet its working capital needs for at least the next twelve months based upon its current plans. However, there can be no assurance that the Company will have sufficient capital to finance its planned growth, or will achieve the full funding of the private placement offering.

Results of operations

Net sales from operations for the third quarter of fiscal 1999 were $1,518,045. Net sales for the nine months ended March 31, 1999 were $1,598,759. The increase in net sales in the third quarter is primarily due to the first significant delivery under the terms of Anicom master distribution agreement. Additionally, $4,217 of dividend and interest income was generated during the third quarter of fiscal 1999. The Company operates on a fiscal year end of June 30.

The Company's gross profit in the third quarter of fiscal 1999 was 67%. The Company believes that improved gross profits are achievable at increased production levels. These results will depend, in part, on the effects of economies-of-scale, the use of third-party assemblers and the ability to competitively purchase rapidly evolving commodity hardware, which is a significant component of "cost of goods sold." The use of nonproprietary hardware is one of many inherent design features of the FoxBox which facilitates an efficient and cost effective production cycle. There can be no assurance that the Company will be successful in increasing its margins due to one or more factors. These factors include, but are not limited to, increases/decreases in direct labor and material costs and general economic conditions in the future.

Operating expenses for the third quarter of fiscal 1999 were $2,430,509, which consisted primarily of $2,011,279 of general and administrative costs relating to the support of operations and the establishment of infrastructure. In addition, $158,527 of costs were incurred relating to research and development, and $260,703 relating to selling and marketing for the third quarter of fiscal 1999. Included in the above mentioned operating expenses are approximately $1,383,751 of non-cash compensation for services in the form of the Company's common stock and options.

Operating expenses for the nine months ended March 31, 1999 were $5,889,745, which consisted primarily of $3,591,500 of general and administrative cost relating to the support of operations and the establishment of infrastructure. In addition, $250,143 of cost were incurred relating to research and development, and $2,048,102 relating to selling and marketing for the nine months ended March 31, 1999. Included in the above- mentioned operating expenses are approximately $3,428,063 of non-cash compensation for services in the form of the Company's common stock and options.

Other comprehensive income increased for the quarter ended March 31, 1999 due to an increase in the valuation of certain marketable securities available for sale.

Year 2000 implication

The Company has been assessing the impact of the Year 2000 issue on its current and future products, vendors and customers, internal information technologies and non-information technologies systems and expects to complete the process in the fourth quarter of fiscal 1999. Currently, all products and information/ non-information technologies systems are Y2K compliant, due in part to the limited operating history of the Company and the emphasis on compliance during the planning and development stages of the Company. To date the Company has not incurred material cost, and furthermore believes that any future actions taken will not have a material effect on its operating results of financial condition. The Company continues to assess whether third parties in its supply and distribution chain are adequately addressing their Year 2000 compliance issues. The Company has initiated formal communication with its significant suppliers and service providers to determine the extent to which its systems may be vulnerable. Failure of third-party equipment, software or content to operate properly with regard to Year 2000 issues could require the Company to incur unanticipated expenses to remedy problems, which could have a material adverse effect on its business, operating results and financial condition.



ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

         PART II - OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

        None.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.


ITEM 5. OTHER INFORMATION

        Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits: None.
        (b)   Reports on Form 8-K: None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            BY:      NETWOLVES CORPORATION






                                            /s/      Walter M. Groteke
                                                     ---------------------------
                                                     Walter M. Groteke
                                                     Chief Executive Officer





                                            /s/      Peter C. Castle
                                                     ---------------------------
                                                     Peter C. Castle
                                                     Controller








Date: June 21, 1999