Form 10-K
period 1999-06-30
NETWOLVES CORP
filed 1999-10-01
CIK 1084103

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1999
                                       or
  [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from       to

                           Commission File No. 0-25831

                              NetWolves Corporation
             (Exact name of registrant as specified in its charter)

             New York                              11-3430302
 (State or other jurisdiction          (I.R.S. Employer Identification No.)
  of incorporation or organization)

200 Broadhollow Road, Melville, New York               11747
(Address of Principal Executive Offices)            (Zip Code)

Registrant's telephone number, including area code:     (516) 393-5016

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0033 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

State the aggregate market value of the voting stock held by non-affiliates of the registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing). As of September 30, 1999 approximately $127,095,190.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (applicable only to corporate registrants). Common Stock, par value $.0033 per share; outstanding as of September 30, 1999 - 6,176,016.

Documents incorporated by reference: Part III - Registrant's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Act of 1934.

ITEM 1.   BUSINESS

General

     NetWolves Corporation ("NetWolves" or the "Company") designs, develops and sells products which provide a secure, integrated, modular internet gateway. The products connect business networks comprised of multiple computers sharing both small and large geographic areas to the Internet. The primary product, the FoxBox, is multi-functional. It supports secure access to the Internet for 3 to 400 users through a single dedicated connection or up to 8 users simultaneously through a non-dedicated connection, provides advanced electronic mail functions for unlimited users and delivers firewall security to protect the computers of a private network from access by other users. The Company's initial target markets are the end users in the small and mid-sized businesses and large organizations with satellite offices. Larger end users to whom the product is intended to be marketed are companies with multi-state locations, government agencies and educational markets. NetWolves products are designed to service numerous markets, including the financial, medical, legal, travel, hospitality, entertainment, hotel and auto and petroleum industries.

     The Company's strategy is to establish the FoxBox as the standard for enterprise-wide network connectivity worldwide. To achieve its objectives worldwide, NetWolves seeks to form relationships with leading companies in their respective areas to deliver application-specific internet solutions to organizations worldwide. In furtherance of this objective, the Company has entered into agreements with Anicom, Inc. and Comdisco, Inc., and has acquired The Sullivan Group ("TSG").
Inc.

     In January 1999, NetWolves entered into a distribution agreement with Anicom, Inc. appointing Anicom, Inc. as the exclusive master distributor of its products in North America subject to certain minimum purchase requirements. Anicom is one of the largest distributors in the United States of multimedia wiring systems with customers including Cisco Systems and Fast Com and intends to sell the Company's products to its 75 offices located in the United States. In addition, Anicom will maintain inventory of the FoxBox from all 75 locations and intends to distribute the FoxBox nationwide. The Company delivered its first significant order, approximately $1,700,000, in March/April 1999.

     In January 1999, the Company entered into an agreement with The Sullivan Group, a leading consulting organization serving the needs of the automobile aftermarket, convenience stores and oil industry. It maintains an extensive library of training modules available to its client base which includes Amoco Oil, British Petroleum, Chevron, Chrysler, Exxon, General Motors, Mobil Oil Shell, Tosco and Unocal. Pursuant to its agreement, The Sullivan Group appointed NetWolves as its exclusive provider in the United States of a delivery system whereby The Sullivan Group intends to sell its proprietary training programs to approximately 40,000 retail locations throughout the United States. NetWolves is customizing an Internet solution specifically to deliver distance learning to these locations utilizing its FoxBox technology.

     In July 1999, the Company entered into a merger agreement pursuant to which it acquired the outstanding capital stock of The Sullivan Group in exchange for 180,000 restricted shares of the Company's common stock. The five principal officers and employees of The Sullivan Group were retained under long-term employment contracts. To finance the anticipated sales to be generated from the application of the FoxBox technology to The Sullivan Group's client base, in July 1999, the Company entered into an agreement with Comdisco, Inc. under which Comdisco has provided the Company access to up to a $320 million credit facility. This credit facility is intended to be utilized in connection with Comdisco installing the FoxBox in up to 40,000 locations over a four year period. Comdisco also has agreed to provide management, installation and technology services with respect to the sale of the FoxBox to The Sullivan Group's clients.

     NetWolves, LLC was an Ohio limited liability company formed on February 13, 1998, which was merged into Watchdog Patrols, Inc. on June 17, 1998. Watchdog, the legal surviving entity of the merger was incorporated under the laws of the State of New York on January 5, 1970. As a result of the merger and subsequent sale of Watchdog's business, Watchdog changed its name to NetWolves Corporation and the former NetWolves LLC members owned 61.2% of the outstanding common stock of NetWolves Corporation. NetWolves LLC was not affiliated with Watchdog prior to the merger.

Products and Services

     The FoxBox is a multi-services internet communications gateway that offers a combined internet access and firewall security solution. The FoxBox includes the following products or services which would have to be purchased separately to achieve the same functionality: an exchange server, a web server, a firewall which protects the computers of a private network from access by other users, a router, internet hardware and software setup, and product training. The FoxBox costs substantially less than purchasing its functionality in separate products, which costs would exceed $30,000. Further, its "all-in-one" solution significantly reduces costly network administration overhead, since there are less divergent components to administer in the FoxBox. Each of the features in the FoxBox is designed to work together using integrated hardware and software, and a common interface. This facilitates expansion and support of the converging voice and data industries. NetWolves currently offers five FoxBox models: FoxBox DDR, at a suggested wholesale price of $3,400; FoxBox ISDN, at a price of $4,400; FoxBox 56K, for $5,500; FoxBox T1, for $7,100; and FoxFox S2E, for $4,100.

     The FoxBox offers the following features:

     --   It can securely connect any number of users in a small geographic area
          (LAN) simultaneous to the Internet through a single dial-up or dedicated connection.

     -- Up to eight users at one time can connect to the Web/Internet on non-dedicated connections.

     -- Hierarchical caching, which are rules that tell a computer to look for the data stored on a series of a computer before accessing the internet for data, gives the FoxBox more efficient web viewing and greater ability to transfer files from one file to another.

     -- Any number of users can send and receive e-mail individually, while sharing one internet service provider account.

     --   A firewall protects the LAN from Internet-borne attacks.

     -- An advanced network address translation module allows the creation of powerful address translation rules for greater firewall flexibility.

     -- Files that store events for review at a later date ensure appropriate use of internet resources.

     --   Scalability allows internet usage to grow as a company expands.

     --   A  network  file  server   centrally  stores  programs  and  data  for
          accessability to multiple users simultaneously and share data and programs from a central location.

     -- It can be used as a stand-alone firewall to protect the resources of a private network from users outside on a public network.

     --   It allows a company to publish and host a web site.

     The  FoxBox also offers the following optional features:

     -- High speed tape backup/restore module (SCSI) allows all stored data on the FoxBox to be backed up onto a DAT tape, which is a standardized tape for file back up.

     -- Fast SCSI hard drive provides extra storage for shared files and Web data at faster access speeds.

     -- Extra 9.1 gigabyte SCSI hard drive provides extra storage for shared files and Web data.

     -- E-Mail Archive module allows all inbound and outbound e-mail to be saved for archival/compliance purposes.

     -- Advanced access control module allows control over who can access the web and the sites to which they have access.

     -- Virtual Private Networking (VPN) module provides a process for encrypting data for secure transmission over public networks.

     Firewall and Security Functions

     NetWolves believes that security is an essential element of any Internet connectivity solution. For this reason, the FoxBox includes a high end firewall security protection, without requiring the purchase of additional components.

     The FoxBox is designed to protect a company's private data and systems from outside intruders with its firewall security system, incorporating three separate firewall technologies:

     -- Stateful packet filters verify that all incoming data packets coming from the Internet have been requested by an authorized user on the LAN.

     -- Proxy applications prevent unauthorized internet applications from accessing the LAN.

     -- Network Address Translation (or NAT), which are conversions of public addresses to and from private addresses, makes the network invisible to outside Internet users by hiding the internal network's addresses of each sender or receiver of information.

     All packets of data entering the FoxBox from the Internet are first checked for validity against a series of stateful packet filters. The data is then forwarded to proxy applications that further inspect the contents of the packets for potential security violations. If the data is determined to be valid by both the stateful packet filters and proxy applications, it is allowed to enter the secure LAN.

     The FoxBox DDR and FoxBox ISDN dial on demand units come with a preconfigured firewall and network address translation rules that allow these products to securely connect the LAN to the Internet. The FoxBox 56K, FoxBox T1 and FoxBox S2E are designed with fully configurable firewalls and network address translation rules that give the network administrator greater flexibility in allowing or denying incoming and outgoing data.

     E-Mail Services

     A key feature of the FoxBox is its advanced and powerful management of electronic mail. With only one Internet account, an unlimited number of users can send and receive e-mail. In addition, the FoxBox supports e-mail standards. For e-mail between a FoxBox and the Internet, NetWolves uses the standard simple mail transfer protocol (SMTP), which is the standard for e-mail transmission on the Internet. SMTP is accomplished using a product called Sendmail, version 8.8.8, which is the standard SMTP server on the Internet. Sendmail manages the sending of e-mail from a FoxBox to any other host on the Internet. For LAN users, the FoxBox supports a number of different protocols. If the FoxBox is used as the LAN's e-mail server, two common client-server e-mail protocol standards are supported:

     -- POP-3 - a process for retrieving e-mail from its stored location to the viewer.

     --   IMAP - a method of viewing electronic mail at its stored location.

     The FoxBox supports several e-mail clients, including:

     --   Microsoft Exchange

     --   Microsoft Internet Mail

     --   Netscape Navigator Mail

     --   Eudora

     --   Pegasus

     The FoxBox supports several e-mail gateways, including:

     --   Microsoft Exchange Server

     --   Lotus cc: Mail

     --   GroupWise Mail

     --   Others with SMTP gateways

     Graphical User Interface for Administration/Management

     A Web-based graphical user interface, or GUI allows the network administrator to configure the various subsystems of the FoxBox. The FoxBox is completely transparent to the Internet user. Likewise, because the FoxBox is easy to setup, it will feel transparent to the administrator. This is especially true should changes be required following initial installation. Since all administration of the FoxBox is performed through a Web browser, the administrator can be on any workstation on the LAN.

Anicom

     In January 1999, NetWolves entered into an agreement with Anicom. The agreement appoints Anicom as NetWolves' exclusive master distributor of its products throughout North America for a five year period. There are minimum purchase requirements under the agreement to maintain exclusivity though there are no specific purchase commitments beyond its initial order which was delivered in March/April 1999. NetWolves has also reserved the right to make direct sales or leases of its products to customers, distributors and Anicom resellers during the term of the agreement provided that it pays a stipulated commission to Anicom of such sales. The agreement further provides for Anicom to maintain inventory of NetWolves' products and to distribute these products throughout its 75 locations in the United States. The agreement provides for certain rights of termination, including the option of NetWolves to terminate during the first two years of the agreement on 30 days prior written notice provided that, as a condition to the effectiveness of such termination, NetWolves shall pay Anicom a stipulated fee. Anicom's only rights to terminate are in the event of bankruptcy or insolvency proceedings against NetWolves or in the event the products covered the agreement cease to be manufactured by or on behalf of NetWolves. In the event of termination by Anicom, Anicom has the right, but not the obligation, to direct NetWolves to repurchase from Anicom any portion of any new undamaged and unused products sold within a one year period and owned by and remaining in Anicom's inventory.

     Additionally, for cash consideration paid to the Company of $300,000, the Company issued Anicom 300,000 warrants to purchase common stock of the Company at an exercise price of $5 per share. The warrants issued to Anicom shall vest in equal installments over three years, commencing on the first anniversary of the agreement and shall expire in January 2004. Anicom also obtained piggyback registration rights with respect to the issuable shares of common stock.

The Sullivan Group

     In January 1999, NetWolves entered into an agreement with The Sullivan Group ("TSG"), a leading consulting organization serving the needs of the automotive aftermarket, convenience store and oil industry for more than ten years. Its senior management comprises former high-level executives from the industry it serves. TSG provides its clients with competitive and comparative industry intelligence generally categorized as benchmarking studies, best-in-class performance and emerging industry trends. TSG also employs its

Profit Coach System , a profit-driven management process used to provide information to its clients. Through its division, The Duffy-Vinet Institute, it also maintains an extensive library of training modules.

     Under the January 1999 agreement with NetWolves, NetWolves was appointed the exclusive provider of multi-services internet gateway products, which is intended to enable TSG to sell its proprietary training programs to approximately 40,000 retail locations throughout the United States. This combined technology is intended to facilitate simultaneous interactive distance learning at all sites. The agreement is for a period of five years with an automatic five year renewal unless previously terminated. NetWolves also agreed to customize its FoxBox to serve the needs of TSG. Initial deliveries are scheduled to commence in the quarter ending December 31, 1999. While deliveries will be made against specific purchase orders yet to be received, NetWolves has agreed to deliver to TSG's customers approximately 40,000 units over a five calendar year period ranging from 350 units in 1999 and 4,150 units in 2000 to 14,000 in 2003. It is intended that the units will be leased over a 48 month term at a monthly rate of $200 per unit.

     In July 1999, the Company entered into a merger agreement pursuant to which it acquired the outstanding capital stock of TSG in exchange for 180,000 restricted shares of its common stock. The five principal officers and employees of TSG were retained under three-year employment contracts. The merger provides for the Company to make working capital advances to its TSG subsidiary of up to $4,750,000 through November 15, 1999. Through September 30, 1999, $2,600,000 in
advances have been made. Under the agreement, NetWolves has the right to provide no additional advances, in which event its equity interest in TSG would be reduced. See Note 4 of Notes to Consolidated Financial Statements.

     To finance the anticipated sales to be generated from the application of the FoxBox technology to TSG's client base, in July 1999, the Company entered into an agreement with Comdisco under which Comdisco has provided the Company access to up to $320 million credit facility to be utilized in connection with Comdisco installing the FoxBox in up to 40,000 locations over a four year period. Comdisco also has agreed to provide management, installation and technology services with respect to the sale of the FoxBox to TSG's clients.

Research and Development

     The internet and the computer hardware and software industry are characterized by rapid technological change, which requires ongoing development and maintenance of products. It is customary for modifications to be made to products as experience with its use grows or changes in manufacturer's hardware and software so require.

     NetWolves' research and development organization is comprised of a core team of engineers who specialize in different areas of product development. NetWolves engineering team has experience in a variety of industries, including information security, designing networking protocols, building interfaces, designing databases, and computer telephony. Their expertise is used in the design of the FoxBox and seeking improved methods for the FoxBox to meet customer needs. As of September 30, 1999, the Company's research and development group consists of nineteen employees. The Company seeks to recruit highly qualified employees and its ability to attract and retain such employees will be a principal factor in its success in achieving and maintaining a leading technological position.

     For the year ended June 30, 1999, the Company expended approximately $418,000 for research and development expenses. The Company intends to increase its investment in product development and believes that its future services will depend, in part, on its ability to develop, manufacture and market new products and enhancements to existing products on a cost-effective and timely basis.

Manufacturing and Testing

     The manufacturer currently used by the Company is Boca Research, Inc., a hardware assembly and engineering firm located in Boca Raton, Florida. In September 1999, the Company entered into a strategic alliance agreement with Boca Research. Under the terms of the agreement, Boca Research has agreed to manufacture the FoxBox on a non-exclusive basis and has agreed to provide 250 FoxBox units for immediate delivery. The two-year agreement also provides for Boca Research to provide certain engineering services to the Company necessary to enable Boca Research to manufacture a thin client unit for use by TSG. The agreement further contemplates the parties negotiating in good faith a joint marketing agreement wherein NetWolves would license Boca the right to manufacture equipment comprising the FoxBox technology on an OEM, private label basis in certain limited sales channels. To date, no marketing agreement has been executed.

     While the Company maintains a relationship with Boca Research which existed prior to its September 1999 agreement, it believes that alternative manufacturers are available in the event the Company seeks to change or expand upon manufacturers of its products.


     Production Process

     The process used to produce NetWolves products begins with hardware configuration, installing the appropriate version of FoxBox software, configuring client-specific software components, followed by a 24-hour "burn-in" process. Raw/prefabricated materials, components, and subassemblies required for production include mother boards, CPU's, cases, Ethernet cards, network communication cards, hard drives, memory, CPU fans and power supplies. The Company believes that these materials are available from several companies and that alternative sources of supply are currently available.

     Testing

     A majority of testing is performed as part of the manufacturing process. In addition, NetWolves performs quality testing via the Internet on a periodic basis to verify that the assembled products meet all production quality criteria. Also, randomly chosen FoxBox units are shipped from the production assembly facility back to NetWolves for additional testing.

     In addition to testing the product on a regular basis, NetWolves researches the status of existing components used in the FoxBox to determine if they are being phased out or prices have changed. If it concludes that a certain component must be substituted, trial testing is performed on a new component to determine if it meets product component criteria. If it meets this criteria, which includes cost effectiveness, longer life expectancy and product efficiency, a plan to develop and use the component is implemented.

Customer Service and Technical Support

     The Company maintains an experienced staff of customer service personnel to provide technical support to its customers. Each member of the customer service staff is certified through an ongoing in-house training and testing program to provide support for each individual product. The Company's customer service staff provides product support via telephone and e-mail 24 hours per day, seven days per week. The Company generally provides software and documentation updates, including maintenance releases, operating system upgrades and major functional upgrades, as part of its customer support services.

Sales and Marketing

     The Company's strategy of marketing and sales plan for it to enter into agreements with providers of products in a wide variety of markets, including financial, medical, legal, travel, hospitality, entertainment, hotel and the auto industries in order to leverage their existing client base for sales of the Company's products. With this objective, the Company has entered into the aforesaid agreements with Anicom, Inc. and Comdisco, Inc. and is seeking additional strategic alliances both domestically and on a worldwide basis, including the proposed marketing agreement with Boca Research. The Company intends to hire sales and marketing consultants in five (5) regional areas, New York, Tampa, Chicago, Washington D. C. and Los Angeles. These persons will perform several important functions including managing the master distribution agreements between the Company and its partners and also customizing solutions for the various market segments.

     The Company has implemented marketing initiatives to support the sales and distribution of its products and services, and to communicate corporate direction. The Company's sales and marketing employees are responsible for collateral development, lead generation and awareness of the Company and its products. Marketing programs include public relations, seminars, industry conferences and trade shows, advertising and direct mail. The Company's marketing employees also contribute to both the product direction and strategic planning processes by providing market research and conducting surveys and focus groups.

Licensing and Intellectual Property

     The Company  considers  certain  features of its  products,  including  its
methodology  and  technology  to  be  proprietary.   The  Company  relies  on  a
combination of trade secret, copyright and trademark laws, contractual provisions and certain technology and security measures to protect its proprietary intellectual property. The Company does not currently have any patents or pending patent applications. Notwithstanding the efforts the Company takes to protect its proprietary rights, existing trade secret, copyright, and trademark laws afford only limited protection. In addition, effective protection of copyrights, trade secrets, trademarks and other proprietary rights may be unavailable or limited in certain foreign countries. The Company believes that, because of the rapid rate of technological change in the computer industry, factors such as the knowledge, ability and experience of the Company's employees, product and service offering development, and quality of customer support services are more important than any available trade secret or copyright protection.

     The Company does not intend to sell or transfer title of its products to its clients though this structure may change as the Company expands its operations. The products are intended to be licensed generally pursuant to licensing agreements for which extended payment terms may be offered. In the case of extended payment term agreements, the customer is contractually bound to equal monthly fixed payments. The first year of maintenance is bundled with standard licensing agreements. In the case of extended payment term agreements, maintenance may be bundled for the length of the payment term. Thereafter, in both instances, the customer may purchase maintenance annually.

Competition

     The Company faces competition from the manufacturers of several different types of products used as multi-service packaged solutions for Internet gateways. Its major competitors are Whistle, which was recently acquired by IBM, Team Internet and Free Gate. The Company expects competition to intensify as more companies enter the market and compete for market share. In addition, companies currently in the server market may continue to change product offerings in order to capture further market share. Many of these companies have substantially greater financial and marketing resources, research and development staffs, manufacturing and distribution facilities. There can be no assurance that the Company's current and potential competitors will not develop products that may or may not be perceived to be more effective or responsive to technological change than that of the Company, or that current or future products will not be rendered obsolete by such developments. Furthermore, increased competition could result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on the Company's business operating results and financial condition.

      The Company believes that an important competitive factor in its market is the cost effective integration of many services in a single unit. In this regard, the Company believes that it compares favorably to its competitors in price and overall cost of ownership including administrative and maintenance costs. However, equally important are other factors, including but not limited to, product reliability, availability, upgradability, and technical service and support. The Company's ability to compete will depend upon, among other factors, its ability to anticipate industry trends, invest in product research and development, and effectively manage the introduction of new or upgraded products into targeted markets.

Employees

     As of September 30, 1999, the Company employed 38 full-time employees. Approximately, 19 of these employees are involved in research and development, 13 in sales and marketing, and 6 in finance and general administration. In addition, the Company has retained independent contractors on a consulting basis who support engineering and marketing functions. To date, the Company believes it has been successful in attracting and retaining skilled and motivated individuals. Competition for qualified management and technical employees is intense in the computer industry. The Company's success will depend in large part upon its continued ability to attract and retain qualified employees. The Company has never experienced a work stoppage and its employees are not covered by a collective bargaining agreement. The Company believes that it has good relations with its employees.

Officers of the Registrant

                                Served as
Name                     Age    Officer Since          Position
----                     ---    -------------          --------

Walter M Groteke          29     June 1998        Chairman of the Board,
                                                  President and
                                                  Chief Executive Officer

Daniel G. Stephens       28        June 1998      Vice Chairman of the Board and
                                                  Chief Information Officer

Walter R. Groteke        52        August 1998    Vice President - Sales and
                                                  Marketing



ITEM 2.   PROPERTIES

     The Company maintains approximately 250 square feet of office space in Melville, New York at a monthly rental of approximately $1,600, which currently accommodates the Company's headquarters for administrative and financial functions. The lease expired in January and is currently on a month-to-month basis. The Company has a three year lease expiring in August 2001 for approximately 4,100 square feet of space in Tampa, Florida, which currently accommodates the Company's research and development facilities. The annual rent is approximately $28,500. The Company also maintains leased facilities in Tampa under a three year lease expiring in June 2002 for approximately 6,340 square feet that is used for administrative, sales and marketing purposes. The annual rent is approximately $163,500. The Company believes that its present facilities are adequate to meet its current business requirements and that suitable facilities for expansion will be available, if necessary, to accommodate further physical expansion of corporate operations and for additional sales and support offices.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is ai party or of which any of their property is the subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     NetWolves' common stock has traded on the OTC Bulletin Board under the symbol "WOLV" since December 1998. Prior to the December name and symbol change, the Company's stock traded under the symbol "WDGT", Watchdog Patrols, Inc. The following table sets forth the high and low closing prices for the common stock for the calendar quarters indicated:

                                                     High         Low
                                                     ----         ---

     1999
     Third Quarter . . . . . . . . . . . . . .      $31.25      $16.50
     Second Quarter. . . . . . . . . . . . . .       22.25        9.75
     First Quarter . . . . . . . . . . . . . .       16.00        4.50

     1998
     Fourth Quarter. . . . . . . . . . . . . .      $4.875       $3.25
     Third Quarter . . . . . . . . . . . . . .        7.75        4.50
     Second Quarter (since June 17, 1998) . . .       5.00       1.625


     As of September 30, 1999, there were approximately 183 holders of record of the common stock. On September 30, 1999, the closing sales price of NetWolves common stock was $26.00 per share.

     NetWolves has not paid any cash dividends on its Common Stock and does not presently intend to do so. Future dividend policy will be determined by its Board of Directors on the basis of NetWolves' earnings, capital requirements, financial condition and other factors deemed relevant. In this regard, the Company will be submitting for shareholder approval a proposal giving the Board of Directors discretion to approve a two-for-one or three-for-one stock split.

     The transfer agent and registrar of NetWolves' Common Stock is American Stock Transfer and Trust Co., 40 Wall Street, New York, New York 10005.

ITEM 6.   SELECTED FINANCIAL DATA

     The  following   selected   financial   data  has  been  derived  from  the
consolidated financial statements included elsewhere in this report and should be read in conjunction with such financial statements.


                                     Period from
                                     February 13, 1998
                                     (inception) to         Year ended
                                     June 30, 1998         June 30, 1999
                                     ------------------    -------------

Statements of Operations Data:
 Net sales                            $   29,621            $ 1,789,144
 Cost of sales                             5,681                582,724
                                      ----------            -----------

 Gross profit                             23,940              1,206,420
 Operating expenses                      149,510              7,698,694
                                      ----------            -----------

 Loss before other income (expense)
   and benefit from income taxes        (125,570)            (6,492,274)
 Interest income (expense), net            2,666                 48,154
 Other income                              3,490                488,793
                                      ----------            -----------

 Loss before benefit from income taxes  (119,414)            (5,955,327)
 Benefit from income taxes                20,000                   -
                                      ----------            -----------

 Net loss                             $  (99,414)           $(5,955,327)
                                      ==========            ===========

 Basic and diluted net loss per share $    (0.04)           $     (1.27)
                                      ==========            ===========
 Weighted average common shares
     outstanding                       2,810,102              4,691,651
                                      ==========            ===========


                                                   June 30,
                                                   --------
                                         1998                   1999
                                         ----                   ----
Financial position:
 Cash and cash equivalents            $1,118,416             $5 ,585,981
 Marketable securities, available
   for sale                            1,063,828                 606,000
 Working capital                       2,918,327               5,799,246
 Total assets                          2,959,451               9,636,934
 Long-term debt, net of
  current maturities                           0                 266,537
 Minority interest                             0                 274,500
 Total shareholders' equity            2,928,003               8,354,802

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

     The Form 10-K includes, without limitation, certain statements containing the words "believes." "anticipates", "estimates", and words of a similar nature, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful, cautionary statements identifying important factors that couild cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-K are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

Overview

     The Company is a corporation with a limited operating history, formed in February 1998, when it commenced field trial and limited sales of its primary product, "The FoxBox". Additionally, efforts were made to obtain operating capital and convert the Company to a public entity. This was successfully accomplished through a reverse merger with Watchdog Patrols, Inc., a publicly traded (OTCBB), non-reporting corporation. Operating expenses have increased significantly since the Company's inception. This reflects the cost associated with the formation of the Company as well as increased efforts to promote market awareness for the FoxBox (Multi- services Internet communications gateway), solicit new customers, recruit personnel, build operating infrastructure and continued product development. The FoxBox is a multi-functional product that connects business networks [Local Area Networks (LANs) and Wide Area Networks
(WANs)] to the Internet. It supports secure access to the Internet for 3 to 400 users through a single connection, provides advanced electronic mail functions for unlimited users and delivers firewall security. The Company's initial target markets are the end users in small and mid-size businesses and large organizations with satellite offices. In January 1999 the Company was able to secure two Agreements which have the potential to generate significant revenues over the term of the agreement. The first of which would be TSG ("Sullivan") agreement whereby Sullivan appointed the Company as its exclusive provider of the Company's multi-service Internet delivery system (known as "FoxBox") to be used in conjunction with Sullivan's proprietary interactive distance learning training programs. The period of the agreement is for a term of five years. In July 1999, the Company acquired TSG and in July 1999 secured a $320 million credit facility with Comdisco, Inc. to finance the anticipated sales to be generated from the application of the FoxBox technology to TSG's client base. Comdisco also has agreed to provide management, installation and technology services for FoxBoxes sold to this client base. The second agreement is with Anicom, Inc. ("Anicom"). The Company entered into a five-year exclusive master distribution agreement with Anicom, Inc. to distribute the FoxBox throughout North America.

     The Company has a limited operating history in which to base an evaluation of the business and prospects. The Company's prospects must be considered in light of the risks frequently encountered by companies in their early stages, particularly for companies in the rapidly evolving technology industry. Certain risks for the Company include, but are not limited to unproven business model, capital requirements and growth management. To counter this risk, the Company must, among other things, increase its customer base, continue to develop its distribution network, successfully execute its business and marketing plan, and expand the operating infrastructure. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company's financial condition and results of operations. Since inception, the Company has incurred significant losses and as of June 30, 1999 had an accumulated deficit of approximately $6 million. The Company believes that its success depends in large part on its ability to create market awareness and acceptance for the FoxBox, raise additional operating capital to grow operations, build technology and non-technology infrastructures, expand the sales force and distribution network, and continue new product R&D.

Results of Operations
For the year ended June 30, 1999 compared to the period from February 13, 1998 (inception) through June 30, 1998

     The net sales from operations were $1,789,144 and $29,621 for the periods June 30, 1999 and June 30, 1998, respectively. Sales in 1999 almost entirely related to the initial stocking order of 500 FoxBox units sold to Anicom in March/April 1999. The Company anticipates a restocking order by the second quarter of fiscal 2000. $58,429 of dividend and interest income was generated through June 30, 1999 as compared to $6,156 for the period ended June 30, 1998. The increase is primarily attributable to the relatively short time for which the securities were held in the prior period. Additionally, the Company had a gain of $478,518 on the sale of marketable securities.

     NetWolves had gross profit of 67% for the period ended June 30, 1999. As of yet, the Company has not had a full year of production in order to have a basis of comparison. However, the Company believes that gross profit greater than 67% are achievable at increased production levels. These results will depend, in part, on the effects of economies-of-scale, the use of third-party assemblers and the ability to competitively purchase rapidly evolving commodity hardware, which is a significant component of "cost of goods sold." The use of non-Proprietary hardware is one of many inherent design features of the FoxBox which facilitates an efficient and cost effective production cycle. Additionally, this allows the Company to focus its core R&D efforts on developing cutting edge Software. There can be no assurance that the Company will be successful in increasing its margins due to one or more factors. These factors include, but are not limited to increases/decreases in direct labor and material cost, as well as increased competition and general economic conditions in the future.

     Operating expenses were $7,698,694 and $149,510 for the periods June 30, 1999 and June 30, 1998, respectively. The operating expenses for June 30, 1999 consisted primarily of $5,278,255 of general and administrative costs relating to the establishment of the infrastructure and the continued operations of the business. $418,109 of costs were incurred relating to research and development, and $2,002,330 related to selling and marketing. Included in the above mentioned operating expenses are $4,195,063 of compensation for services in the form of the Company's common stock and options. Operating expenses for the period June 30, 1998 were limited and provide an inadequate basis for comparability purposes.

Liquidity and Capital Resources

     On June 17, 1998 the Company executed a reverse merger with Watchdog Patrols, Inc. a publicly traded non-reporting company engaged in the activity of providing armed and unarmed security guard services for the New York/Metropolitan Area. This merger made available to the Company, approximately $2.3 million of cash, cash equivalents and marketable securities to be used as operating capital. On November 22, 1998 the Company sold substantially all the assets of the security guard business, consisting primarily of uniforms, vehicles, computer systems and furniture to a third party. This generated an additional $600,000 of cash flow to the Company. On June 29, 1999 NetWolves concluded a private offering of 800,000 shares of common stock which generated $5.4 million (net of $.6 million of expenses) to be used in operations.

     NetWolves had cash and cash equivalents of $5.6 million and $1.1 million at June 30, 1999 and June 30, 1998, respectively. In September 1999, the Company completed a private placement of 100,000 shares of common stock to one accredited investor for $1.4 million (net of $100,000 of expenses). Management believes that the Company has adequate capital resources to meet its working capital need for at least the next twelve months based upon its current operating level. However, there can be no assurance that the Company will have sufficient capital to finance its planned growth.

Year 2000 Issues

     Background. Some computers, software, and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decisions, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to commonly referred to as the "Millennium Bug" or "Year 2000 problem.

     Assessment. The Year 2000 problem could affect computers, software, and other equipment which NetWolves Corporation uses, operates, or maintains. Accordingly, NetWolves Corporation has reviewed its internal computer programs and systems to ensure that the programs and systems are Year 2000 complaint. NetWolves Corporation presently believes that its computer systems are Year 2000 complaint. However, while the estimated cost of these efforts is not expected to be material to its overall financial position, or any year's results of operations, there can be no assurance to this effect.

     Products Sold to Consumers. NetWolves Corporation believes that it has substantially identified and resolved all potential Year 2000 problems with the software products it develops and markets. However, it also believes that is not possible to determine with complete certainty that all Year 2000 problems affecting its products have been identified or corrected due to the complexity of these products and the fact that these products interact with other third party vendor products and operate with other systems which are not under its control.

     NetWolves Corporation recognizes the significance of the Year 2000 issue as it relates to internal systems, including IT and non-IT systems. To that extent NetWolves Corporation has achieved the following:

     Internal Information Technology Infrastructure. NetWolves Corporation believes that it has identified, modified upgraded, or replaced substantially all of the major computers, software applications, and related equipment used in connection with its internal operations in order to minimize the possibility of a material disruption to its business. While most of the upgrades were planned as part of a general enhancement to its infrastructure, the timing of the upgrades also result in Year 2000 compliance.

     Systems Other than Information Technology Systems. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 problem. NetWolves Corporation has assessed and remediated the effect of the Year 2000 problem on its office and facilities equipment under its control, and the total costs associated with completing the required modifications, upgrades, or replacements of these internal systems were not material.

     Suppliers. NetWolves Corporation has initiated communications, including surveys, with business critical third party suppliers of the major computers, software, and other equipment which it uses, operates, or maintains to identify and, to the extent possible, to resolve issues involving the Year 2000 problem. NetWolves Corporation has received vendor certification that all of its business critical information technology systems, including internal communications systems, accounting and finance systems, customer service systems, and sales and marketing tracking systems, are Year 2000 compliant. Accordingly, NetWolves Corporation does not anticipate any significant Year 2000 problems with these systems; however, it cannot ensure that these suppliers will resolve any or all of their Year 2000 problems with these systems before the occurrence of a material disruption to its business or that of its customers. NetWolves Corporation believes that its primary exposure is presently with respect to public utilities and telecommunications suppliers. Any failure of these third parties to resolve Year 2000 problems with their systems in a timely manner could have a material adverse affect on NetWolves Corporation business, financial condition, and results of operation.

     Additionally, NetWolves Corporation has initiated communications, including surveys, with all other vendors or businesses that supply any service to NetWolves Corporation. While it has limited or no control over responses to its inquiries and the actions of these third party suppliers, NetWolves Corporation does not view this category of services to be business critical and in the event of a Year 2000 problem with a particular vendor, believes that those goods or services could easily be obtained from other sources.

     Banking Relationships. NetWolves Corporation has confined its banking relationships to top tier financial institutions who have represented that their respective systems are Year 2000 complaint. Any failure of these banks to resolve Year 2000 problems with their systems in a timely manner would result in financial inconvenience and, depending upon the duration of the failure, could have a material adverse affect on NetWolves Corporation financial condition and results of operation.

     Most Likely Consequences of Year 2000 Problems. NetWolves Corporation believes that it has identified all Year 2000 problems that could materially adversely affect its business operations. However, it does not believe that it is possible to determine with complete certainty that all Year 2000 problems which effect it have been identified or corrected.

     The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, one cannot accurately predict how many Year 2000 problem- related failures will occur or the severity, duration, or financial consequences of these perhaps inevitable failures. In addition, NetWolves Corporation is unable to determine with any degree of certainty the changes in buying habits of its current and potential customers due to their concerns over Year 2000 issues. As a result, NetWolves Corporation expects that it could likely experience a significant number of operational inconveniences and inefficiencies that may divert management's time and attention and its financial and human resources from its ordinary business activities. In addition, NetWolves Corporation may experience a lesser number of serious system failures that may require significant efforts by it or its customers to prevent or alleviate material business disruptions.

ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Management does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company and its subsidiaries and the report thereon of Hays and Co. are included herein:

     --   Report of Independent Public Accountants

     --   Consolidated Balance Sheets at June 30, 1999 and 1998

     -- Consolidated Statements of Operations, Cash Flows and Shareholders' Equity for the year ended June 30, 1999 and the period from February 13, 1998 (inception) to June 30, 1998

     --   Notes to Consolidated Financial Statements


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III


     The information required by Part III is incorporated by reference to the Company's definitive proxy statement in connection with its Annual Meeting of Stockholders scheduled to be held in November 1999 to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended June 30, 1999. Information relating to the officers of the Company appears under Item 1 of this report.

                                     PART IV

(a) See Index to Financial Statements at beginning of attached financial statements.

(b)  Reports on Form 8-K

     Report on Form 8-K dated July 7, 1999, as amended.


(c)  Exhibits

     3.1   Certificate of Incorporation, as amended. *
     3.2   By-Laws. *
     4.1   Specimen common stock certificate.*
     4.2   Form of warrant to investment banking firm. *
     4.3   Form of warrant to employees. *
     10.1 Merger and Reorganization Agreement dated June 15, 1998 among Watchdog Patrols, Inc., Watchdog Acquisition Corp. and NetWolves, LLC. *
     10.2 Agreement between The Sullivan Group and NetWolves Corporation dated January 5, 1999. *
     10.3 Distribution Agreement between NetWolves Corporation and Anicom, Inc.dated as of January 18, 1999. *
     10.4 Employment Agreement between NetWolves Corporation and Daniel G. Stephens, Jr. dated June 17, 1998.*
     10.5 Employment Agreement between NetWolves Corporation and Walter M. Groteke dated June 17, 1998.*
     10.6 Employment Agreement between NetWolves Corporation and Kevin F. Sherlock dated June 17, 1998.*
     10.7  Warrant Agreement between NetWolves Corporation and Walter M.
           Groteke dated  June 17, 1998.*
     10.8 Warrant Agreement between NetWolves Corporation and Daniel G. Stephens, Jr. dated June 17, 1998.*
     10.9  Warrant Agreement between NetWolves Corporation and Kevin F.
           Sherlock dated June 17, 1998.*
     10.10 Stock Option Plan.*
     10.11 Form of Indemnification Agreement*
     10.12 Settlement  Agreement and Mutual Release with Keith  Darling.*
     10.13 Settlement Agreement and Mutual Release with Mark Jacques.*
     10.14 Agreement and Plan of Merger dated as of July 7, 1999 among
           NetWolves Corporation, TSG Global Education Web, Inc. and Sales and Management Consulting, Inc., d/b/a The Sullivan Group and Duffy-Vinet Institute. **
     10.15 Master Program Agreement dated July 26, 1999 between NetWolves Corporation and Comdisco, Inc.
     10.16 First Amendment to Employment Agreement of Kevin F. Sherlock dated September 2, 1999.
     27    Financial Data Schedule*

------
*     Previously filed as exhibits to Report on Form 10, as amended.
** Previously filed as an exhibit to Report on Form 8-K dated July 7, 1999, as amended.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of September 1999.

                              NetWolves Corporation

                              By: /s/ Walter M. Groteke
                                 Walter M. Groteke
                                 Chairman of the Board, President
                                 and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 29, 1999 by the following persons in the capacities indicated:



/s/ Walter M. Groteke                   Chairman of the Board and President
    Walter M. Groteke                   Chief Executive Officer

/s/ Daniel G. Stephens                  Vice Chairman of the Board and
    Daniel G. Stephens                  Chief Information Officer

/s/ Walter R. Groteke                   Vice President - Sales and Marketing
    Walter R. Groteke                   and Director

________________________                Director
Ed Lavin

/s/ Louis Liben                         Director
    Louis Liben

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                  YEAR ENDED JUNE 30, 1999 AND THE PERIOD FROM
                 FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                  YEAR ENDED JUNE 30, 1999 AND THE PERIOD FROM
                 FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998




                                    CONTENTS



INDEPENDENT AUDITOR'S REPORT.....................................            F-1

CONSOLIDATED BALANCE SHEETS
  June 30, 1999 and 1998.........................................            F-2

CONSOLIDATED STATEMENTS OF OPERATIONS
  Year ended June 30, 1999 and the period from
   February 13, 1998 (inception) to June 30, 1998................            F-3

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
  For the period from February 13, 1998  (inception)
   to June 30, 1998 and the year ended June 30, 1999.............            F-4

CONSOLIDATED  STATEMENTS  OF CASH FLOWS
  Year ended June 30,  1999 and the period from
   February 13, 1998 (inception) to June 30, 1998................       F-5  F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......................      F-7  F-26

Board of Directors and Shareholders
NetWolves Corporation
Melville, New York


                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying consolidated balance sheets of NetWolves Corporation and subsidiaries (the "Company") as of June 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended June 30, 1999 and the period from February 13, 1998 (inception) to June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetWolves Corporation and subsidiaries as of June 30, 1999 and 1998, and the consolidated results of its operations and cash flows for the year ended June 30, 1999 and the period from February 13, 1998 (inception) to June 30, 1998 in conformity with generally accepted accounting principles.





/s/ Hays & Company


August 12, 1999, except for Notes 14, 4 and 16, which are dated September 2, September 21 and
   September 29, 1999, respectively.
New York, New York

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                        June 30,
                                                             --------------------------
                                                                  1999         1998
                                                                  ----         ----
ASSETS

Current assets
   Cash and cash equivalents                                  $ 5,585,981   $ 1,118,416
   Marketable securities, available for sale                      606,000     1,063,828
   Accounts receivable, net of allowance for doubtful
      accounts of $40,000 and $5,000 at June 30, 1999 and
      1998, respectively                                           76,907         6,803
   Net assets held for sale (Note 5)                                  -         720,000
   Inventories                                                    118,354        22,410
   Prepaid expenses and other current assets                      153,099        18,318
                                                              -----------   -----------
      Total current assets                                      6,540,341     2,949,775

Property and equipment, net                                       224,691         4,949
Intangible assets                                               2,849,121           -
Other assets                                                       22,781         4,727
                                                              -----------   -----------
                                                              $ 9,636,934   $ 2,959,451
                                                              -----------   -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued expenses                     $    453,336   $    31,448
   Deferred compensation                                          100,000           -
   Loans and advances from TSG officer                            144,348           -
   Current maturities of long-term debt                            43,411           -
                                                              -----------   -----------
           Total current liabilities                              741,095        31,448

Long-term debt, net of current maturities                         266,537           -
                                                              -----------   -----------
           Total liabilities                                    1,007,632        31,448
                                                              -----------   -----------
Minority interest                                                 274,500           -

Commitments and contingencies (Notes 5, 8, 9, 10, 12,
 13, 14 and 16)

Shareholders' equity
   Common stock, $.0033 par value; 10,000,000 shares authorized;
      issued and outstanding: 6,063,870  June 30, 1999
      and 4,313,870  June 30, 1998                                 20,011        14,236
   Additional paid-in capital                                  14,013,687     3,012,159
   Accumulated deficit                                         (6,054,741)      (99,414)
   Accumulated other comprehensive income                         375,845         1,022
                                                              -----------   -----------
         Total shareholders' equity                             8,354,802     2,928,003
                                                              -----------   -----------
                                                              $ 9,636,934   $ 2,959,451
                                                              ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                      F-2

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Period from
                                                                         February 13,
                                                                           1998
                                                         Year ended     (inception) to
                                                        June 30, 1999   June 30, 1998
                                                        -------------   --------------

        Sales                                            $ 1,789,144    $    29,621

        Cost of sales                                        582,724          5,681
                                                         -----------    -----------
        Gross profit                                       1,206,420         23,940
                                                         -----------    -----------
        Operating expenses
           General and administrative                      5,278,255        105,047
           Research and development                          418,109            -
           Sales and marketing                             2,002,330         44,463
                                                         -----------    -----------
                                                           7,698,694        149,510
                                                         -----------    -----------
       Loss before other income (expense)
          and benefit from income taxes                   (6,492,274)      (125,570)

        Other income (expense)
           Interest income                                    48,609          3,011
           Gain on sale of marketable securities             478,518            -
           Dividend income                                    10,275          3,490
           Interest expense                                     (455)          (345)
                                                         -----------    -----------
        Loss before benefit from income taxes             (5,955,327)      (119,414)

        Benefit from income taxes                                -           20,000
                                                         -----------    -----------
        Net loss                                         $(5,955,327)   $   (99,414)
                                                         -----------    -----------

        Basic and diluted net loss per share             $     (1.27)   $     (0.04)
                                                         -----------    -----------
        Weighted average common
         shares outstanding                                4,691,651      2,810,102
                                                         ===========    ===========



The accompanying notes are an integral part of these consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

           PERIOD FROM FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998
                      AND FOR THE YEAR ENDED JUNE 30, 1999

                                                                            Accumulated
                                                     Additional                other          Total
                                   Common Stock       paid-in   Accumulated  comprehensive shareholders' Comprehensive
                                  Shares   Amount     capital      deficit     income         equity     income (loss)
                                  ------   ------    ---------- ----------- -------------- ------------- ------------

Initial capital contributions
 to NetWolves, LLC                  100  $ 64,245  $       -     $       -    $     -      $  64,245

Reverse Acquisition, June 17,
 1998 (Note 3)
  Exchange of NetWolves, LLC
   membership interests            (100)  (64,245)         -             -          -        (64,245)


  Issuance of common stock to
   owners of NetWolves, LLC   2,640,322     8,713       55,532           -          -         64,245

  Outstanding common stock of
   Watchdog Patrols, Inc.     1,673,548     5,523    2,956,627           -          -      2,962,150

Marketable securities
 valuation adjustment               -         -                                   1,022        1,022    $     1,022

Net loss, period from
 February 13, 1998
 (inception) to June 30,
  1998                              -         -            -         (99,414)       -        (99,414)       (99,414)
                              ---------  --------   ----------   -----------  ---------    ---------    -----------
    Total comprehensive loss                                                                            $   (98,392)
                                                                                                        ===========
Balance, June 30, 1998        4,313,870    14,236    3,012,159       (99,414)     1,022    2,928,003

Common stock and warrants
 issued for services            770,000     2,541    4,192,522           -          -      4,195,063

Proceeds from sale of warrants      -         -        300,000           -          -        300,000

Common stock issued in private
 placement, net of expenses     800,000     2,640    5,350,085           -          -      5,352,725

Adjustment to fair value of
 Reverse Acquisition                -         -       (190,485)          -          -       (190,485)

Common  stock issued in
 purchase business
  combination (Note 4)          180,000       594    1,349,406           -          -      1,350,000

Marketable securities
 valuation adjustment               -         -            -             -      374,823      374,823    $   374,823

Net loss, year ended
 June 30, 1999                      -         -            -      (5,955,327)       -     (5,955,327)    (5,955,327)
                              ---------  --------   ----------   -----------  ---------    ---------    -----------
       Total comprehensive loss                                                                          (5,580,504)
                                                                                                        ===========
Balance, June 30, 1999        6,063,870  $ 20,011  $14,013,687   $(6,054,741) $ 375,845   $8,354,802
                              =========  ========  ===========   ===========  =========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Period from
                                                                                   February 13,
                                                                                       1998
                                                                     Year ended    (inception) to
                                                                    June 30, 1999   June 30, 1998
                                                                    -------------  --------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities
   Net loss                                                          $(5,955,327)  $   (99,414)
   Adjustments to reconcile net loss to net cash used in
      operating activities
         Depreciation and amortization                                    15,896           401
         Realized gain on sale of marketable securities                 (478,518)          -
         Provision for doubtful accounts                                  35,000         5,000
         Common stock and warrants issued for services                 4,195,063           -
         Deferred income tax benefit                                         -         (20,000)

   Changes in operating assets and liabilities
      Accounts receivable                                                (34,883)       (11,803)
      Inventories                                                        (95,944)       (22,410)
      Prepaid expenses and other current assets                         (134,781)       (18,318)
      Accounts payable and accrued expenses                              187,863         31,448
                                                                     -----------   ------------
         Net cash used in operating activities                        (2,265,631)      (135,096)
                                                                     -----------   ------------
Cash flows from investing activities
   Proceeds from the sale of marketable securities                     1,311,169            -
   Proceeds from assets held for sale, net                               549,515            -
   Purchases of property and equipment                                  (200,383)        (5,350)
   Advances to subsidiary, net of cash acquired of
      $412,224, plus acquisition costs paid of $25,000                  (561,776)           -
   Payments of security deposits                                         (18,054)        (4,727)
                                                                     -----------   ------------
          Net cash provided by (used in) investing activities          1,080,471        (10,077)
                                                                     -----------   ------------
Cash flows from financing activities
   Proceeds from initial capital contribution                                -           64,245
   Cash acquired in Reverse Acquisition                                      -        1,460,366
   Transaction costs paid in connection
    with Reverse Acquisition                                                 -         (261,022)
   Cash proceeds from issuance of common stock, net of
    financing costs paid of $647,275                                   5,352,725            -
   Cash proceeds from sale of warrants                                   300,000            -
                                                                     -----------   ------------
          Net cash provided by financing activities                    5,652,725      1,263,589
                                                                     -----------   ------------
Net increase in cash and cash equivalents                              4,467,565      1,118,416

Cash and cash equivalents, beginning of period                         1,118,416            -
                                                                     -----------  -------------
Cash and cash equivalents, end of period                             $ 5,585,981    $ 1,118,416
                                                                     ===========   ============

The Accompanying notes are an integral part of these consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Period from
                                                                                   February 13,
                                                                                       1998
                                                                     Year ended    (inception) to
                                                                    June 30, 1999   June 30, 1998
                                                                    -------------  --------------

(continued)

SUPPLEMENTAL DISCLOSURE OF NONCASH
   INVESTING AND FINANCING  ACTIVITIES
   Reverse Acquisition (Note 3)
      Marketable securities acquired                                 $       -      $ 1,062,806
      Net assets held for sale                                          (190,485)       720,000
      Deferred income tax liability                                          -          (20,000)
      Cash acquired, net of $261,022 of transaction costs paid               -        1,199,344
                                                                     -----------   ------------
      Outstanding common stock of
       Watchdog Patrols, Inc.                                       $   (190,485)  $  2,962,150
                                                                     -----------   ------------
   Purchase acquisition (Note 4)
       Accounts receivable                                          $     70,221   $        -
       Property and equipment                                             35,255            -
       Intangible assets                                               2,849,121            -
       Accrued expenses and other liabilities                           (400,498)           -
       Long-term debt                                                   (309,948)           -
       Acquisition costs                                                 (82,875)           -
       Advances to subsidiary, net of cash acquired
                  of  $412,224                                          (536,776)           -
       Minority interest                                                (274,500)           -
                                                                     -----------   ------------
       Common stock issued in purchase acquisition                   $ 1,350,000   $        -
                                                                     ===========   ============

The Accompanying notes are an integral part of these consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEAR ENDED JUNE 30, 1999 AND THE PERIOD FROM
                 FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998

1    The Company

     NetWolves, LLC was an Ohio limited liability company formed on February 13, 1998, which was merged into Watchdog Patrols, Inc. ("Watchdog") on June 17, 1998. Watchdog, the legal surviving entity of the merger was incorporated under the laws of the State of New York on January 5, 1970. As a result of the merger and subsequent sale of Watchdog's business (Note 5), Watchdog changed its name to NetWolves Corporation ("NetWolves" or the "Company").

     NetWolves is an Internet systems developer that has designed and developed a multi-functional product that is a secure, integrated, modular Internet gateway. The primary product, the FoxBox, supports secure access to the Internet for multiple users through a single connection and, among other things, provides electronic mail, firewall security and web site hosting and also contains a network file server. Since inception, the Company has been developing its business plan and building its infrastructure in order to effectively market its products and shipped its first significant order in March 1999. Accordingly, it is no longer reporting as a development stage company.

     Additionally, in conjunction with the acquisition of Sales and Management Consulting, Inc. (d/b/a The Sullivan Group, see Note 4), the Company provides consulting, educational and training services primarily to the oil and gas and automotive industries throughout the United States.

2    Significant accounting policies

     Use of estimates

     In preparing consolidated financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Risks and other factors

     As a company that has developed a software product for use as a multi-functional Internet communications device, NetWolves faces certain risks. These include, among other items, the ability to continue to implement its business plan, dependence on proprietary technology, rapid technological change, challenges in recruiting personal and a highly competitive market place.

     Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The separate ownership of one of the Company's subsidiaries is reflected in the Company's consolidated financial statements as minority interest (Note 4). The minority interest includes common stock representing 1.7% of the outstanding shares of the subsidiary plus preferred stock.

     The subsidiary has issued 250,000 shares of non-voting Series A Cumulative Convertible Preferred Stock with a $1 par value. The preferred stockholder is entitled to preferential liquidation rights and is also entitled to cumulative dividends that accrue at the rate of 8% per annum. On or after January 1, 2000, the preferred stockholder may elect to convert the preferred stock into NetWolves common stock (at fair market value at the

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEAR ENDED JUNE 30, 1999 AND THE PERIOD FROM
                 FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998


2    Significant accounting policies (continued)

     Principles of consolidation (continued)

     time of conversion). However, within 15 days of receiving the conversion notice, NetWolves may elect to make a cash redemption of the preferred stock at par value (including any unpaid cumulative dividends) and thereby terminate the conversion right.

     Revenue recognition

     The Company records revenue in accordance with Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), issued by the American
     Institute of Certified Public Accountants (as modified by Statement of Position 98-9). SOP 97-2 provides additional guidance with respect to multiple element arrangements; returns, exchanges, and platform transfer rights; resellers; services; funded software development arrangements; and contract accounting. Accordingly, revenue from the sale of perpetual and term software licenses are recognized, net of provisions for returns, at the time of delivery and acceptance of software products by the customer, when the fee is fixed and determinable and collectibility is probable. Maintenance revenue that is bundled with an initial license fee is deferred and recognized ratably over the maintenance period. Amounts deferred for maintenance are based on the fair value of equivalent maintenance services sold separately.

     The Company will recognize revenue from consulting and training fees when the services are provided.

     Marketable securities

     Marketable securities, which are all classified as "available for sale", are valued at fair value. Unrealized gains or losses are recorded net of income taxes as "accumulated other comprehensive income" in shareholders' equity, whereas realized gains and losses are recognized in the Company's statements of operations using the first-in, first-out method.

     Inventories

     Inventories consist of raw materials and finished goods. Inventories are valued at the lower of cost or net realizable value using the first-in, first-out method.

     Property and equipment

     Property and equipment are stated at cost. Costs assigned to property and equipment of the acquired business (Note 4) were based on estimated fair value at acquisition. Depreciation is provided on furniture and fixtures and machinery and equipment over their estimated lives, ranging from 5 to 7 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the term of the respective lease or the useful lives of the related assets. Expenditures for maintenance and repairs are charged directly to the appropriate operating accounts at the time the expense is incurred. Expenditures determined to represent additions and betterments are capitalized.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEAR ENDED JUNE 30, 1999 AND THE PERIOD FROM
                 FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998


2    Significant accounting policies (continued)

     Intangible assets

     Intangible assets at June 30, 1999 consist of a training library, copyrights, goodwill and other intangible assets acquired in connection with the Company's purchase business combination effective June 30, 1999 (Note 4). Management is in the process of analyzing the specific composition of these intangibles.

     Software development costs

     Costs associated with the development of software products are generally capitalized once technological feasibility is established. Purchased software technologies are recorded at cost. Software costs associated with technology development and purchased software technologies are amortized using the greater of the ratio of current revenue to total projected revenue for a product or the straight-line method over its estimated useful life. Amortization of software costs begins when products become available for general customer release. Costs incurred prior to establishment of technological feasibility are expensed as incurred and reflected as research and development costs in the accompanying consolidated statements of operations.

     Start-up and organization costs

     The Company accounts for start-up costs in accordance with Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"), issued by the American Institute of Certified Public Accountants. SOP 98-5 requires the cost of start-up activities, including organization costs, to be expensed as incurred. Impairment of long-lived assets The Company reviews its long-lived assets, including software development costs, intangible assets and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. The Company has determined that as of June 30, 1999, there has been no impairment in the carrying value of long-lived assets.

     Income taxes

     The Company accounts for income taxes using the liability method which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. The net deferred tax asset is adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company and its subsidiaries file a consolidated Federal income tax return.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEAR ENDED JUNE 30, 1999 AND THE PERIOD FROM
                 FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998


2    Significant accounting policies (continued)

     Stock options

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") establishes a fair value-based method of accounting for stock compensation plans. The Company has chosen to adopt the disclosure requirements of SFAS 123 and continue to record stock compensation for its employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, charges are made to operations in accounting for stock options granted to employees when the option exercise prices are below the fair market value of the common stock at the measurement date. Options granted to non-employees are recorded in accordance with SFAS 123.

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

     Cash and cash equivalents

     Generally, the Company considers investments with original maturities of three months or less to be cash equivalents.

     Concentrations and fair value of financial instruments

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and marketable securities. At June 30, 1999, the Company's cash investments are held at primarily one financial institution. In addition, the Company's marketable securities consist primarily of an investment in warrants to purchase restricted common stock of an unrelated company (Note 6). Unless otherwise disclosed, the fair value of financial instruments approximates their recorded values.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEAR ENDED JUNE 30, 1999 AND THE PERIOD FROM
                 FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998


3    Reverse acquisition

     On June 17, 1998, Watchdog acquired all of the outstanding common stock of NetWolves, LLC (the "Reverse Acquisition"). For accounting purposes, the acquisition has been treated as an acquisition of Watchdog by NetWolves, LLC and as a recapitalization of NetWolves, LLC. The historical financial statements prior to June 17, 1998 are those of NetWolves, LLC. The acquisition of Watchdog has been recorded based on the fair value of Watchdog's net tangible assets, which consist primarily of cash, marketable securities and certain assets held for sale (Note 5), with an aggregate value of $2,962,150 (net of transaction costs of $261,022). Since this transaction is in substance, a recapitalization of NetWolves, LLC and not a business combination, pro forma information is not presented.

     As part of the Reverse Acquisition, the NetWolves, LLC membership interests were converted into 2,640,322 shares of Watchdog common stock and warrants to purchase an aggregate of 620,000 shares of Watchdog common stock at an exercise price of $1.63 per share. Immediately prior to the Reverse Acquisition, there were 1,673,548 shares of Watchdog common stock issued and outstanding. In addition, certain pre-Reverse Acquisition shareholders of Watchdog received warrants to purchase 500,000 shares of Watchdog common stock at an exercise price of $1.63 per share. Additionally, two individuals, who provided consulting services with respect to the Reverse Acquisition, received warrants to purchase an aggregate of 87,500 shares of Watchdog common stock at an exercise price of $2.00 per share. These warrants are described further in Note 10.

     In connection with the Reverse Acquisition, in the fourth quarter of fiscal 1999, the Company reduced the fair value of Watchdog's net tangible assets (the assets held for sale) and, accordingly, recorded an adjustment to additional paid-in capital of $190,485.

4    Purchase acquisition

     On July 7, 1999, NetWolves and Sales and Management Consulting, Inc. (d/b/a The Sullivan Group) ("SMCI") executed a merger agreement (the "Merger") pursuant to which NetWolves acquired the outstanding capital stock of SMCI. Under the terms of the Merger, TSG Global Education Web, Inc. ("TSG") (a subsidiary of NetWolves), with 4,150,000 shares of common stock outstanding, purchased all of the outstanding shares of SMCI's common stock in exchange for 180,000 shares of NetWolves' restricted common stock. The shareholders are restricted from selling, transferring or pledging such shares for an eighteen-month period. Upon consummation of the Merger SMCI merged into TSG and TSG was the surviving entity.

     Concurrent with the Merger, the shareholders of SMCI purchased 70,000 shares of TSG common stock at $.35 per share for aggregate cash proceeds of $24,500. This represents 1.7% of the outstanding common stock of TSG. Additionally, TSG issued 250,000 shares of TSG Series A Cumulative (8%) Convertible Preferred Stock to one of the SMCI shareholders, which was issued in partial settlement of outstanding liabilities owed to the shareholder. This TSG common and preferred stock has been reflected as minority interest in the accompanying consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEAR ENDED JUNE 30, 1999 AND THE PERIOD FROM
                 FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998

4    Purchase acquisition (continued)

     The purchase price approximated $1,350,000 (exclusive of acquisition costs of $82,875), which consisted of 180,000 shares of NetWolves restricted common stock valued at $7.50 per share (fair value of the common stock was based upon the gross sales price received by NetWolves in a private placement that was completed on June 29, 1999, Note 10). The acquisition has been accounted for with an effective date of June 30, 1999 using the purchase method of accounting. Accordingly, assets and liabilities were recorded at their fair values as of June 30, 1999, and operations of SMCI will be included in the Company's consolidated statements of operations commencing July 1, 1999.

     An allocation of the fair value of the assets acquired and liabilities assumed is as follows:

               Purchase price
                  NetWolves common stock issued                      $ 1,350,000
                  Acquisition costs                                       82,875
                                                                     -----------
                                                                     $ 1,432,875
                                                                     ===========
               Allocation of purchase price
                  Fair value of tangible assets and liabilities
                      Current assets                                    $ 70,221
                      Non-current assets                                  35,255
                      Current liabilities                               (443,909)
                      Non-current liabilities                           (266,537)
                      Advances to TSG, net of cash acquired
                       of $412,224                                      (536,776)
                                                                     -----------
                                                                      (1,141,746)
                                                                     -----------
                  Minority interest
                      Common stock                                       (24,500)
                      Preferred stock                                   (250,000)
                                                                     -----------
                                                                        (274,500)
                                                                     -----------
                  Intangible assets acquired                           2,849,121
                                                                     -----------

                                                                     $ 1,432,875
                                                                     ===========

     At the time of the Merger and in accordance with TSG's newly formed stock option plan, the SMCI shareholders received 605,000 five-year options to purchase TSG common stock at an exercise price of $.35 per share. Management has determined that the exercise price approximates the estimated fair value of the TSG common stock. Additionally, the SMCI shareholders are entitled to an additional 175,000 options to purchase TSG common stock (with an exercise price at fair value at the time of grant), subject to TSG meeting specific earnings targets over the three years ending June 30, 2000, 2001 and 2002. All of the shareholders of SMCI entered into 5-year employment agreements with TSG (Note 14).

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEAR ENDED JUNE 30, 1999 AND THE PERIOD FROM
                 FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998

4    Purchase acquisition (continued)

     The Merger also provides for NetWolves to make up to $4,750,000 of non-interest bearing open account working capital advances to TSG pursuant to an agreed upon schedule through November 15, 1999. Through June 30, 1999, $949,000 has been advanced and an additional $1,651,000 has been advanced from July 1, 1999 through September 21, 1999. Should NetWolves decide not to make further working capital advances, the number of TSG shares owned by NetWolves will be reduced in accordance with the agreement. Based upon the $2,600,000 advanced through September 21, 1999 (should NetWolves decide not to make any further advances), NetWolves could be required to return 987,500 TSG shares to the treasury of TSG. This would reduce NetWolves' current ownership interest from 4,150,000 shares to 3,162,500 (from 98.3% to 97.8%). Subject to NetWolves first refusal rights, TSG has the right to sell any shares, ultimately returned by NetWolves, to third parties at fair value, which could further reduce NetWolves' ownership interest.

     In accordance with the Merger, the Board of Directors of TSG consists of three members designated by NetWolves and two members designated by the SMCI shareholders. A four-fifths majority of the TSG Board is required for specified significant actions including: sale or merger of the business, changes to the TSG capital structure, declaration of dividends and repayment of the working capital advances made by NetWolves. A simple majority of the TSG Board is required for all general operating matters. Included in the consolidated entity's cash and cash equivalents balance at June 30, 1999 is $412,224 of cash held by TSG to be used for working capital purposes.

     Prior to the Merger negotiations, in January 1999, the Company entered into an agreement with SMCI whereby SMCI appointed the Company as its sole provider of a multi-service Internet delivery system (known as "FoxBox") to be used in conjunction with SMCI's proprietary interactive distance learning training programs.

     The following unaudited pro forma financial information has been prepared assuming that the acquisition of SMCI had taken place at the beginning of the respective periods presented. The pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning of the period, nor is it necessarily indicative of the results that may occur in the future.

                                                                     Period from
                                                                     February 13,
                                                      Year ended     1998 to June 30,
                                                      June 30, 1999      1998
                                                      -------------  ----------------
                                                       (Unaudited)     (Unaudited)

     Revenue                                           $ 2,904,000    $  644,000
     Net loss                                          $(6,940,000)   $ (328,000)
     Basic and diluted net loss per share              $     (1.48)   $     (.12)

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEAR ENDED JUNE 30, 1999 AND THE PERIOD FROM
                 FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998


5    Net assets held for sale

     In November 1998, the Company sold substantially all of the business assets related to Watchdog's uniformed security guard services operations to W Acquisition Corp. (the "Purchaser") for $600,000. The Purchaser acquired all inventory, furniture and equipment, customer lists, trade rights, contracts, goodwill and rights to the name "Watchdog Patrols, Inc." (the
     "Assets"). The Company retained responsibility for settling most other working capital assets/liabilities, including accounts receivable, other current assets, accounts payable and accrued expenses (the "Retained Assets and Liabilities"). The Retained Assets and Liabilities were all directly related to the uniformed security guard business and were not used or settled by the Company in the normal course of business. Accordingly, the resultant net proceeds have been included in the net assets held for sale. In connection with the settlement of the Retained Assets and Liabilities, the Company reduced the estimated fair value of such items by $190,485 in the fourth quarter of 1999.

     The net assets held for sale are classified as a current asset and are reflected at net realizable value based on the selling price of the Assets, the net estimated liquidation value of the Retained Assets and Liabilities, and the net negative cash flows from the operations of the security guard business during the period from June 17, 1998 (the date of acquisition) to the date of disposal in November 1998. Net assets held for sale consist of the following:

                                                                              June 30,
                                                                     -------------------------
                                                                        1999           1998
                                                                     ----------- -------------
     Sale of Assets                                                  $       -   $     600,000

     Retained Assets and Liabilities
         Accounts receivable                                                 -         500,000
         Other current assets                                                -         140,000
         Accounts payable and accrued expenses                               -        (460,000)
     Cash out-flows from operations during holding period                    -         (60,000)
                                                                     ----------- -------------
            Net assets held for sale                                 $       -   $     720,000
                                                                     =========== =============

                                      F-14

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEAR ENDED JUNE 30, 1999 AND THE PERIOD FROM
                 FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998

6    Marketable securities, available for sale

     The following is a summary of marketable securities, available for sale:

                                                               Gross
                                               Amortized     unrealized       Fair
                                                  cost       gain (loss)      value
                                               ---------     -----------      -----

        June 30, 1999
        Equity securities                     $    35,000  $    415,000  $    450,000
        Bonds                                     195,155       (39,155)      156,000
                                              -----------  ------------  ------------
                                              $   230,155  $    375,845  $    606,000
                                              ===========  ============  ============
        June 30, 1998
        Mutual funds/equity securities        $   569,131  $       (536) $    568,595
        Bonds                                     493,675         1,558       495,233
                                              -----------  ------------  ------------
                                              $ 1,062,806  $      1,022  $  1,063,828
                                              ===========  ============  ============

     At June 30, 1999, the Company's equity securities consist solely of an investment in warrants to purchase restricted common stock of an unrelated publicly traded company. As of August 12, 1999, the estimated fair value of the warrants decreased by approximately 33% from the June 30, 1999 estimated fair value.

     Proceeds from sales of marketable securities and realized gains on such sales aggregated $1,311,169 and $478,518, respectively, for the year ended June 30, 1999.

     The maturities of the Company's debt securities at June 30, 1999 are as follows:

                                                                      Amortized      Fair
                                                                         cost        value
                                                                      ---------      -----
      Due in one year or less                                          $     -     $     -
      Due after one year through five years                               97,375      66,500
      Due after six years through ten years                               97,780      89,500
                                                                       ---------   ---------
                                                                       $ 195,155   $ 156,000
                                                                       =========   =========

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEAR ENDED JUNE 30, 1999 AND THE PERIOD FROM
                 FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998



7    Property and equipment, net

     Property and equipment consist of the following:

                                                                   June 30,
                                                             -------------------
                                                               1999       1998
                                                             ---------   -------
      Machinery and equipment                                $ 121,462   $ 3,350
      Furniture and fixtures                                    92,685     2,000
      Leasehold improvements                                    26,841       -
                                                             ---------   -------
                                                               240,988     5,350
      Less accumulated depreciation and amortization           (16,297)     (401)
                                                             ---------   -------
      Property and equipment, net                            $ 224,691   $ 4,949
                                                             =========   =======

8    Accounts payable and accrued expenses

  Accounts payable and accrued expenses
consist of the following:

                                                                   June 30,
                                                             -------------------
                                                               1999       1998
                                                             ---------   -------
      Trade accounts payable                                 $ 286,868  $ 11,448
      Compensated absences                                      50,354       -
      Other accrued expenses                                    68,909    20,000
      Commissions payable                                       36,204       -
      Payroll taxes payable                                     11,001       -
                                                             ---------  --------
                                                             $ 453,336  $ 31,448
                                                             =========  ========

9    Long-term debt
     Long-term debt consists of the following:

                                                                   June 30,
                                                             -------------------
                                                               1999       1998
                                                             ---------   -------

      Notes payable to DVI                                   $ 309,948   $   -
      Less current maturities of long-term debt                (43,411)      -
                                                             --------    -------
      Long-term debt, net of current maturities              $ 266,537   $   -
                                                             =========   =======

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEAR ENDED JUNE 30, 1999 AND THE PERIOD FROM
                 FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998

9    Long-term debt (continued)

     The notes payable (the "DVI Notes") to the Duffy-Vinet Institute, Inc. ("DVI") were assumed by the Company in connection with the Merger (Note 4). The DVI Notes are secured by all of the assets SMCI had acquired from DVI in 1992. These assets consist of furniture, fixtures and equipment (with a net book value of $12,000) and a portion of the intangible assets acquired from SMCI including a library of master tapes and completed training programs.

     At the time of the Merger, the fair value of the liability (totaling $309,948) was determined by calculating the present value of the future payments to be made using an implied interest rate of 11%. At June 30, 1999, the DVI Notes required 66 monthly payments of $6,280, including interest.

     Aggregate maturities of long-term debt are as follows:

        Year ending June 30,
                2000                 $  43,411
                2001                    48,434
                2002                    54,039
                2003                    60,293
                2004                    67,270
                Thereafter              36,501
                                     ---------
                                     $ 309,948
                                     =========

10   Shareholders' equity

     Common stock issuances

     For the year ended June 30, 1999, the Company issued 1,750,000 shares of its common stock as follows:

     . 150,000 unregistered shares were issued to the Company's Vice President of Sales and Marketing (who is also a Director of the Company) for services rendered during the six months ended December 31, 1998, which resulted in a charge to operations of approximately $576,000. Management determined the fair value of the common stock based on its quoted market price on the day of issuance less a discount of 25% due to the restricted nature of the stock and thin trading volume at the time of issuance.

     . 260,000 unregistered shares were issued to Internet Technologies, Inc., a consultant to the Company ("Internet Technologies"), for services rendered during the nine months ended March 31, 1999, which resulted in a charge to operations of approximately $999,000. Management determined the fair value of the common stock based on its quoted market price on the day of issuance less a discount of 25% due to the restricted nature of the stock and thin trading volume at the time of issuance. Internet Technologies has demand registration rights on 200,000 of these shares.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEAR ENDED JUNE 30, 1999 AND THE PERIOD FROM
                 FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998

10   Shareholders' equity (continued)

     Common stock issuances (continued)

     . 100,000 unregistered shares were issued to a financial consultant and 100,000 unregistered shares were issued to the Company's legal counsel for services rendered during the three months ending March 31, 1999, which resulted in an aggregate charge to operations of approximately $768,000. Management determined the fair value of the common stock based on its quoted market price on the day of issuance less a discount of 25% due to the restricted nature of the stock and thin trading volume at the time of issuance.

     . 100,000 unregistered shares were issued in conjunction with the appointment of two new Directors of the Company effective February 1, 1999 (50,000 shares each), which resulted in a charge to operations of approximately $384,000. Management determined the fair value of the common stock based on its quoted market price on the day of issuance less a discount of 25% due to the restricted nature of the stock and thin trading volume at the time of issuance.

     . On June 29, 1999, the Company completed a private placement. The Company sold 800,000 shares of unregistered common stock at $7.50 per share (a total of $6,000,000) exclusive of commission and other fees totalling $647,275. The placement agent received 80,000 warrants, exercisable at $9.375 each; the warrants vest one year after the closing of the private placement and expire four years after vesting. Additionally, 60,000 shares were issued to Internet Technologies for services rendered in connection with the private placement. Internet Technologies also has the right to receive up to 60,000 additional shares based upon the completion of a second private placement, if any.

     . 180,000 unregistered shares were issued in connection with the Merger (Note 4) on June 30, 1999 valued at $7.50 per share, totaling $1,350,000.

Another shareholder, Greenleaf Capital Partners, LLC (a pre-Merger shareholder of Watchdog), has demand registration rights on its 1,141,360 shares of common stock.

     Stock option plan

In June 1998, the Company adopted the 1998 Long Term Incentive Plan (the "1998 Incentive Plan") in order to motivate qualified employees of the Company, to assist the Company in attracting employees and to align the interests of such persons with those of the Company's shareholders. The 1998 Incentive Plan, which authorizes the issuance of a maximum of 282,500 shares of common stock, provides for a grant of incentive stock options, non-qualified stock options, restricted stock, performance grants and other types of awards to officers, key employees, consultants and independent contractors of the Company and its affiliates. The 1998 Incentive Plan is administered by the Board of Directors, which has sole discretion and authority, consistent with the provisions of the 1998 Incentive Plan, to determine which eligible participants will receive options, the time when options will be granted and the terms of options granted.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEAR ENDED JUNE 30, 1999 AND THE PERIOD FROM
                 FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998

10   Shareholders' equity (continued)

     Stock option plan (continued)

     During the third and fourth quarters of the year ended June 30, 1999, the Company granted options to purchase 219,000 shares of common stock under the 1998 Incentive Plan to key employees at exercise prices ranging from $5.00 to $16.25 per share that vest in equal installments over three to five years commencing on the first anniversary of the date of grant. The exercise prices represent the closing quoted price of the common stock on the day immediately prior to the grants. All options expire in ten years from the grant date.

     Warrants

     On June 17, 1998, in conjunction with the Reverse Acquisition, the Company granted warrants to purchase 1,207,500 shares of its common stock as follows:

     . 620,000 ten-year warrants issued to the former members of NetWolves LLC at an exercise price of $1.63 per share. Originally, an aggregate of 1,000,000 warrants were granted to six individuals; upon termination of two of these individuals in January 1999, 380,000 warrants were cancelled resulting in 620,000 outstanding warrants. The warrants were originally issued as performance-based warrants, vesting only upon achieving specified financial targets. In January 1999, the vesting terms of 600,000 of the warrants were amended so that the warrants would automatically vest in June 2000. Accordingly, the modification changed the warrant to a fixed-warrant and a new measurement date was established. The intrinsic value of the modified warrants approximated $1,908,000, which will be charged to operations over the 18-month vesting period (also see Note 14).

     . 500,000 five-year warrants issued to certain pre-Reverse Acquisition shareholders of Watchdog at an exercise price of $1.63 per share. These warrants became exercisable when granted. The pre-Reverse Acquisition shareholders have demand registration rights on the shares of common stock issuable upon exercise of these warrants.

     . 87,500 five-year warrants issued to two individuals who provided consulting services with respect to the Reverse Acquisition at an exercise price of $2.00 per share. These warrants became exercisable when granted.

     For the year ended June 30, 1999, the Company granted warrants to purchase its common stock as follows:

     . 200,000 ten-year warrants issued to the Company's Vice President of Sales and Marketing (who is also a Director of the Company) at an exercise price of $1.63 per share. The warrants vest in 5 years subject to acceleration if specified financial targets are achieved. These warrants were issued for services rendered during the six months ended December 31, 1998 and resulted in a charge to operations of approximately $699,000, based upon the intrinsic value of the warrants on the date of grant.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEAR ENDED JUNE 30, 1999 AND THE PERIOD FROM
                 FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998

10   Shareholders' equity (continued)

     Warrants (continued)

     .    100,000  two-year  warrants  were issued to two  terminated  employees
          (50,000 warrants each) at an exercise price of $5.00 per share (also see Note 14). The warrants vest only upon the independent contractors' submission of valid, legally binding purchase orders totaling $10,000,000 for the period from January 1, 1999 to December 31, 1999. The potential charge to operations upon achieving specified performance criteria is approximately $115,000. The value of the warrants has been calculated using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility of 65%, risk-free interest rate of 4.62%, and an expected term of two years.

     . 25,000 five year warrants were granted to a consultant in March 1999 for services rendered, which resulted in a charge to operations of $131,000, based on the fair value of the warrant at the time of grant.

     . 300,000 warrants were issued to Anicom, Inc. for cash consideration of $300,000 (see Note 13).

     . 80,000 warrants were issued to the placement agent in connection with a private placement of common stock (see "common stock issuances" above).

     Summary of options and warrants

     The Company has adopted the disclosure provisions of SFAS 123 and applies APB 25 in accounting for stock options granted to employees and, accordingly, recognizes non-cash compensation charges related to the intrinsic value of employee stock options. If the Company had elected to recognize compensation expense based upon the fair value at the date of grant consistent with the methodology prescribed by SFAS 123, the effect on the Company's net loss and net loss per share would be as follows:

                                                                     Period from
                                                                     February 13,
                                             Year ended             1998 (inception)
                                               June 30,               to June 30,
                                                 1999                    1998
                                             -------------          ----------------
      Net loss
          As reported                        $ (5,955,327)            $  (99,414)
          Pro forma                          $ (5,549,779)            $  (99,414)

      Basic and diluted net loss per share
          As reported                        $      (1.27)            $     (.04)
          Pro forma                          $      (1.18)            $     (.04)

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEAR ENDED JUNE 30, 1999 AND THE PERIOD FROM
                 FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998


10   Shareholders' equity (continued)

     Summary of options and warrants (continued)

     The fair value of common stock options and warrants granted to employees during the year ended June 30, 1999 has been calculated using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility of 65%, risk-free interest rates ranging from 4.6% to 5.9%, and expected lives ranging from 5 to 10 years.

     The following is a summary of all of the Company's stock options and warrants that were describe in detail above (excluding the TSG stock options):

                                                                        Weighted
                                                                         average
                                                                        exercise
                                                  # of Options            price
                                                  ------------         ----------
     Outstanding at February 13, 1998 (inception)

        Granted                                    1,587,500           $    1.65
        Exercised                                        -             $      -
        Forfeited                                        -             $      -
                                                   ---------
     Outstanding at June 30, 1998                  1,587,500           $    1.65

        Granted                                      924,000           $    5.08
        Exercised                                        -             $      -
        Forfeited                                   (396,000)          $    1.77
                                                   ---------
     Outstanding at June 30, 1999                  2,115,500           $    3.13
                                                   ---------

     The following table summarizes information about all of the Company's options and warrants outstanding at June 30, 1999:

                                     Options outstanding
                                  Number        Weighted average         Options
           Options             outstanding at remaining contractual    exercisable
        Exercise Price         June 30, 1999       life (years)     at June 30, 1999
        --------------         -------------  --------------------- ----------------
        $       1.630           1,320,000               7.1             500,000
        $       2.000              87,500               4.0              87,500
        $       5.000             574,500               5.1              25,000
        $       9.375              80,000               4.0                 -
        $       10.250 - $16.250   53,500               9.8                 -
                                ---------                               --------
                                2,115,500                               612,500
                                =========                               ========

                                      F-21

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEAR ENDED JUNE 30, 1999 AND THE PERIOD FROM
                 FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998


11   Benefit from income taxes

     The benefit from income taxes consists of the following:

                                                                      Period from
                                                                      February 13,
                                                                          1998
                                                   Year ended         (inception) to
                                                   June 30, 1999      June 30, 1998
                                                   -------------     ---------------
       Current  Federal and states                  $       -        $       -
       Deferred  Federal                                    -             15,000
       Deferred  states                                     -              5,000
                                                    ------------     -----------
       Benefit from income taxes                    $       -        $    20,000
                                                    ============     ===========

     The following table summarizes the significant differences between the Federal statutory tax rate and the Company's effective tax rate for financial reporting purposes:

                                                                       Period from
                                                                        February 13,
                                                                           1998
                                                         Year ended    (inception) to
                                                        June 30, 1999   June 30, 1998
                                                        -------------  --------------
       Federal statutory tax rate                             (34.0)%      (34.0)%
       State and local taxes net of Federal tax effect         (6.0)        (5.0)
       Stock and option compensation                           17.8           -
       Non-deductible reserves                                   .2           -
       Effect of graduated tax rates                             -           9.0
       Permanent differences                                     .3          1.9
       Valuation allowance on deferred tax asset               21.7         11.4
                                                         ------------  ---------------
           Effective tax rate                                     0%       (16.7)%
                                                         ============  ===============

     The tax effects of temporary differences and carry forwards that give rise to deferred tax assets or liabilities are summarized as follows:

                                                                     June 30,
                                                         ----------------------------
                                                              1999             1998
                                                              ----             ----
        Non-deductible reserves                          $     16,000    $      1,500
        Accrual to cash conversion  TSG                        73,000             -
        Net operating loss carry forward                    1,100,000          32,000
        Net assets held for sale                                  -           (20,000)
        Valuation allowance on net deferred tax asset      (1,189,000)        (13,500)
                                                          -----------     -----------
           Deferred tax asset, net                        $       -       $       -
                                                          ===========     ===========

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEAR ENDED JUNE 30, 1999 AND THE PERIOD FROM
                 FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998

11   Benefit from income taxes (continued)

     The Company has provided for full valuation allowances on the net deferred tax assets due to the uncertainty of future income tax estimates.

     At June 30, 1999, the Company has net tax operating loss carryforwards of approximately $2,750,000 available to offset future income tax liabilities, if any. The carryforward losses expire in the years 2011 through 2019 and have not been recognized in the accompanying consolidated financial statements as a result of a valuation of the total potential tax asset. Approximately $700,000 of these carryforwards were generated by SMCI prior to the Merger and, accordingly, are subject to restriction pursuant to
     Section 382 of the Internal Revenue Code.

12   Related party transactions

     In connection with the Merger, the Company has assumed obligations and entered into commitments with one of the Company's shareholders, who is also a director and treasurer of TSG, as follows:

     . Deferred compensation payable aggregating $100,000 at June 30, 1999, represents unpaid salary to the TSG officer for services rendered prior to the Merger. The deferred compensation is payable in six monthly installments of $16,667 commencing in October 1999.

     . TSG leases its office facilities from the TSG officer for annual lease payments of approximately $75,000 through December 2004.

     . The loans and advances from the TSG officer of $144,348 is payable in four equal monthly installments of $37,203 (including interest at 8%) commencing on July 1, 1999.

     In addition, in July 1999, another shareholder, who is also the President and Chief Executive Officer of TSG, borrowed $50,000 at an interest rate of 6% per annum. Interest on the loan is payable quarterly and the entire principal balance is payable upon the third anniversary date of issuance.

13   Major customer - Anicom, Inc.

     In January 1999, the Company entered into a five-year exclusive master distribution agreement with Anicom, Inc. ("Anicom") to distribute the FoxBox throughout North America. Additionally, Anicom is entitled to receive a commission on any sales or leases of the FoxBox unit made directly by the Company that Anicom was not involved with and a commission on certain technical support revenue earned by the Company. The agreement may be terminated by the Company with payment of a specified termination fee or it may be terminated should Anicom fail to meet minimum order requirements. In accordance with the terms of the agreement, the Company shipped approximately $1,700,000 of product to Anicom which accounted for approximately 95% of the Company's revenue for the year ended June 30, 1999.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEAR ENDED JUNE 30, 1999 AND THE PERIOD FROM
                 FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998

13   Major customer - Anicom, Inc. (continued)

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

14   Commitments and contingencies

     Leases

     The Company has entered into several leases for office space, office equipment and vehicles. In addition, as a result of the Merger, TSG assumed several leases which are included below. At June 30, 1999, the approximate future minimum annual lease payments (including the lease for office space with the TSG officer, Note 12) are summarized as follows:

        Fiscal year ending June 30,
                2000              $       323,000
                2001                      314,000
                2002                      275,000
                2003                      102,000
                2004                       39,000
                                  ---------------
                                  $     1,053,000
                                  ===============

     Total rent expense for the year ended June 30, 1999 and for the period from February 13, 1998 (inception) to June 30, 1998 was $139,417 and $351, respectively.

     Employment agreements

     In conjunction with the consummation of the Reverse Acquisition, the Company entered into employment agreements with 5 executives who were the principal pre-Reverse Acquisition owners of NetWolves, LLC. Two of these executives were subsequently terminated and one executive restructured his employment contract as discussed below. Each of the agreements are substantially identical and provide for the following significant terms:

     . employment term of three years commencing June 1999, with automatic renewals for additional three-year terms unless terminated by the Company for cause or terminated by the executive,

     . salary of $100,000, increasing up to $250,000, dependent on specified revenue targets,

     .    bonus of 2% of the Company's gross profit, and

     . 200,000 warrants for four of the executives and 180,000 warrants for the fifth executive (see Note 10).

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEAR ENDED JUNE 30, 1999 AND THE PERIOD FROM
                 FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998

14   Commitments and contingencies (continued)

     Employment agreements (continued)

     In January 1999, two of the five executives were terminated pursuant to a Settlement Agreement and Mutual Release. In exchange for terminating the employment agreements and cancellation of 380,000 warrants (in total) previously issued, the Company will pay each terminated executive $50,000 in cash and enter into a Manufacturer's Representation Agreement ("MRA"). The MRA appoints the terminated executive as an independent non-exclusive sales person to promote the sale of the Company's products. The MRA is for a one-year term commencing January 1999 and provides for a 5% commission on all net sales attributed to such representative. Additionally, each of the terminated executives received 50,000 performance-based warrants (see Note
     10).

     On September 2, 1999, one of the five executives restructured his employment agreement whereby the executive tendered his resignation as a Director and as Chief Operating Officer of the Company effective August 1, 1999 with his employment agreement terminating on June 15, 2001. In addition, 50,000 of the executive's 200,000 warrants were cancelled.

     In connection with the Merger (Note 4), TSG entered into employment agreements with 5 executives who were the principals of SMCI. Each of the agreements are substantially identical and provide for the following significant terms:

     . employment terms of three years with automatic renewals for additional one-year terms unless terminated by either party through written notice,
     . annual salaries of $150,000 for two individuals and $100,000 for three individuals adjusted annually for cost of living increases,

     . two of the executives shall each receive 5% of pre-tax profits of TSG (up to a maximum of 100% of each employee's base salary) and three of the executives shall each receive 1.67% of pre-tax profits of TSG (up to a maximum of 50% of each employee's base salary),

     . An aggregate of 605,000 incentive TSG stock options issued to the employees (Note 4),

     . An aggregate of 175,000 contingently issuable incentive TSG stock options to the employees (Note 4),

     . If within eighteen months of the Merger, TSG has not initiated an initial public offering or acquired a publicly held shell, two executives shall receive 10% of pre-tax profits of TSG up to $10 million and 5% of pre-tax profits in excess of $10 million, not to exceed, in the aggregate, $1.5 million in compensation in any year.

     Pension Plan

     As of a result of the Merger, TSG has assumed the obligations of a defined contribution plan that provides retirement benefits to qualified TSG employees. Company contributions to the plan are discretionary. In addition, employees have the option of deferring and contributing a portion of their annual compensation to the plan in accordance with the provisions of the plan.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEAR ENDED JUNE 30, 1999 AND THE PERIOD FROM
                 FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998

14   Commitments and contingencies (continued)

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

15   Quarterly results of operations

     As a result of an adjustment to the accounting for certain stock option compensation, the Company recorded an adjustment in the fourth quarter of fiscal 1999, pertaining to the third quarter, which resulted in an increase to the net loss of $449,000 or $.10 per share.

16   Subsequent events

     Comdisco, Inc. agreement

     On July 26, 1999 the Company entered into an agreement with Comdisco, Inc. ("Comdisco") whereby Comdisco will provide management, installation and technology services to the Company's proprietary Internet distribution system. In addition, the agreement provides for the creation of a credit facility to be utilized in connection with the sale and installation of the FoxBox in up to 40,000 locations over a four-year period. However, there can be no assurances that the Company will actually require the use of the credit facility.

     In connection with the agreement, Comdisco was granted a five-year warrant to purchase 125,000 shares of the Company's unregistered common stock, at an exercise price of $10 per share. The warrants are immediately exercisable.

     Issuance of warrants

     For services rendered, on July 31, 1999, a financial consultant of the Company was granted a five-year warrant to purchase 100,000 shares of common stock, at an exercise price of $12 per share. The warrants are immediately exercisable and the shares issuable pursuant to the warrants have piggyback registration rights.

     Private placement

     On September 29, 1999, the Company sold 100,000 shares of unregistered common stock to an accredited investor at $15 per share (a total of $1,500,000) exclusive of commissions totalling $105,000.