Form 10-Q
period 1999-09-30
NETWOLVES CORP
filed 1999-11-19
CIK 1084103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999
                                              -----------------

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

                                      None
(Former name,former address and former fiscal year,if changed since last report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes    X *            No
                            ----

Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

                                                 NUMBER OF SHARES OUTSTANDING ON
        TITLE OF CLASS                                  November 19, 1999
------------------------------                   -------------------------------
Common Stock, $.0033 par value                              6,346,370
                                                            ---------

Registrant became subject to the filing requirements of the Securities Exchange Act of 1934 on April 20, 1999, when it filed a Registration Statement on Form 10.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                         FORM 10-Q - SEPTEMBER 30, 1999

                                     INDEX


PART I - FINANCIAL INFORMATION


   ITEM 1 - FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS
      September 30, 1999 and June 30, 1999.................................    1

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
    COMPREHENSIVE INCOME (LOSS)
      For the three months ended September 30, 1999 and September 30, 1998.    2

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the three months ended September 30, 1999 and September 30, 1998.    3

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...................  4-10

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS........................... 11-13

   ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK......    13

PART II - OTHER INFORMATION

   ITEM 1 - LEGAL PROCEEDINGS.............................................    14

   ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS......................    14

   ITEM 3  DEFAULTS UPON SENIOR SECURITIES................................    14

   ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............    14

   ITEM 5  OTHER INFORMATION..............................................    14

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K..............................    14

SIGNATURES................................................................    15

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                      September 30,     June 30,
                                                           1999           1999
                                                      -------------     --------
                                                       (Unaudited)

ASSETS

Current assets
   Cash and cash equivalents                            $ 5,376,269  $ 5,585,981
   Marketable securities, available for sale,
    at market value                                         527,500      606,000
   Accounts receivable, net of allowance of $40,000          87,429       76,907
   Inventories                                               64,790      118,354
   Prepaid expenses and other current assets                171,760      153,099
                                                        -----------  -----------
      Total current assets                                6,227,748    6,540,341
                                                        -----------  -----------
Property and equipment, net                                 278,560      224,691

Intangible assets, net                                    2,732,893    2,849,121

Other assets                                                 26,181       22,781
                                                        -----------  -----------
                                                        $ 9,265,382  $ 9,636,934
                                                        ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued expenses                $   530,987  $   453,336
   Deferred compensation                                    100,000      100,000
   Loans and advances from TSG officer                       37,203      144,348
   Current maturities of long-term debt                      44,616       43,411
                                                        -----------  -----------
      Total current liabilities                             712,806      741,095

Long term debt, net of current maturities                   254,921      266,537
                                                        -----------  -----------
      Total liabilities                                     967,727    1,007,632
                                                        -----------  -----------
Minority interest                                           265,450      274,500

Commitment and contingencies

Shareholders' equity
   Common stock, $.0033 par value; 10,000,000 shares
     authorized; issued and outstanding;
     6,163,870 on September 30, 1999                         20,341       20,011
     and 6,063,870 on June 30, 1999
   Additional paid-in capital                            18,170,607   14,013,687
   Unamortized value of warrant grants                   (1,606,406)         -
   Accumulated deficit                                   (8,849,682)  (6,054,741)
   Accumulated other comprehensive income                   297,345      375,845
                                                        -----------  -----------
     Total shareholders' equity                           8,032,205    8,354,802
                                                        -----------  -----------
                                                        $ 9,265,382  $ 9,636,934
                                                        ===========  ===========

See notes to condensed consolidated financial statements                       1

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)

                                                       For the three months ended
                                                               September 30,
                                                       --------------------------

                                                            1999        1998
                                                        -----------  -----------
Sales                                                   $   137,951  $    44,753

Cost of sales                                                96,169       16,299
                                                        -----------  -----------
Gross profit                                                 41,782       28,454
                                                        -----------  -----------
Operating expenses
  General and administrative                              2,085,287      707,574
  Research and development                                  184,718       13,104
  Sales and marketing                                       606,007      905,062
                                                        -----------  -----------
                                                          2,876,012    1,625,740
                                                        -----------  -----------
Loss before other income (expense)                       (2,834,230)  (1,597,286)

Other income (expense)
  Investment income                                          45,730       15,716
  Minority interest                                           4,050          -
  Interest expense                                          (10,491)         -
                                                        -----------  -----------
Net loss                                                 (2,794,941)  (1,581,570)

Other comprehensive income (loss):
  Marketable securities valuation adjustment                 78,500      (41,186)
                                                        -----------  -----------
Comprehensive income (loss)                             $(2,716,441) $(1,622,756)
                                                        ===========  ===========

Basic and diluted net loss per share                    $      (.46) $      (.37)
                                                        ===========  ===========
Weighted average common
  shares outstanding                                      6,068,218    4,313,870
                                                        ===========  ===========

See notes to condensed consolidated financial statements                       2

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       For the three months ended
                                                              September 30,
                                                       --------------------------

                                                           1999         1998
                                                        -----------  -----------
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS

Cash flows from operating activities
   Net loss                                             $(2,794,941) $(1,581,570)
   Adjustments to reconcile net loss to net cash used
    in operating activities
     Depreciation and amortization                          130,937        3,541
     Noncash charge to operations with respect to
      common stock and warrants issued for services       1,155,844    1,022,156
     Minority interest                                       (9,050)         -

  Changes in operating assets and liabilities
    Accounts receivable                                     (10,522)     (44,809)
    Inventories                                              53,564     (127,931)
    Other assets                                                -            993
    Prepaid expenses and other current assets               (73,661)         -
    Accounts payable and accrued expenses                    77,651       78,900
                                                        -----------  -----------
      Net cash used in operating activities              (1,470,178)    (648,720)
                                                        -----------  -----------
Cash flows from investing activities
  Purchase of marketable securities                             -         (3,034)
  Proceeds from assets held for sale, net                       -         40,764
  Issuance of note receivable                               (50,000)         -
  Purchase of property and equipment                        (68,578)     (34,753)
  Payments of security deposits                              (3,400)      (4,211)
                                                        -----------  -----------
     Net cash used in investing activities                 (121,978)      (1,234)
                                                        -----------  -----------
Cash flows from financing activities
  Repayment of advances from TSG officer                   (107,145)         -
  Repayment of long term debt                               (10,411)         -
  Cash proceeds from private sale of common stock         1,500,000          -
                                                        -----------  -----------
     Net cash provided by financing activities            1,382,444          -
                                                        -----------  -----------
Net decrease in cash and cash equivalents                  (209,712)    (649,954)

Cash and cash equivalents, beginning of period            5,585,981    1,118,416
                                                        -----------  -----------
Cash and cash equivalents, end of period                $ 5,376,269  $   468,462
                                                        ===========  ===========

See notes to condensed consolidated financial statements                       3

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


1    Interim financial information

     The summary financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying condensed consolidated financial statements, footnotes and discussions of NetWolves Corporation ("NetWolves" or the "Company") should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended June 30, 1999 and the period from February 13, 1998 (inception) to June 30, 1998. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2    The Company

     NetWolves, LLC was an Ohio limited liability company formed on February 13, 1998, which was merged into Watchdog Patrols, Inc. ("Watchdog") on June 17, 1998. Watchdog, the legal surviving entity of the merger was incorporated under the laws of the State of New York on January 5, 1970. As a result of the merger and subsequent sale of Watchdog's business, Watchdog changed its name to NetWolves Corporation.

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

3    Significant accounting policies

     Use of estimates

     In preparing condensed consolidated financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

3    Significant accounting policies (continued)

     Principles of consolidation

     The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The separate ownership of one of the Company's subsidiaries is reflected in the Company's condensed consolidated financial statements as minority interest (Note 4). The minority interest includes common stock representing 1.7% of the outstanding shares of the subsidiary, plus preferred stock.

     The subsidiary has issued 250,000 shares of non-voting Series A Cumulative Convertible Preferred Stock with a $1 par value. The preferred stockholder is entitled to preferential liquidation rights and is also entitled to cumulative dividends that are included in minority interest expense and accrue at the rate of 8% per annum, which commenced on June 30, 1999. On or after January 1, 2000, the preferred stockholder may elect to convert the preferred stock into NetWolves common stock (at fair market value at the time of conversion). However, within 15 days of receiving the conversion notice, NetWolves may elect to make a cash redemption of the preferred stock at par value (including any unpaid cumulative dividends) and thereby terminate the conversion right.

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

     The Company recognizes revenue from consulting and training fees when the services are provided.

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

3    Significant accounting policies (continued)

     Basic and diluted net loss per share (continued)

     Outstanding stock options and warrants have not been considered in the computation of diluted per share amounts, since the effect of their inclusion would be antidilutive. Accordingly, basic and diluted earnings per share amounts are identical.

     Intangible assets

     Intangible assets at September 30, 1999 consist of $2,849,121 of intangible assets acquired in connection with the Company's purchase business combination effective June 30, 1999 (Note 4). These assets include a training library, industry benchmarking data and the Profit Coach profitability analysis module with a fair value of $400,000, $100,000 and $500,000, respectively. The estimated useful lives of such assets are 5 years, 1 year and 5 years, respectively. The remaining portion of the intangible asset is allocated to goodwill, which will be amortized over an estimated useful life of 10 years.

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

     The purchase price approximated $1,350,000 (exclusive of acquisition costs of $82,875), which consisted of 180,000 shares of NetWolves restricted common stock valued at $7.50 per share (fair value of the common stock was based upon the gross sales price received by NetWolves in a private placement that was completed on June 29, 1999). The acquisition has been accounted for with an effective date of June 30, 1999 using the purchase method of accounting. Accordingly, assets and liabilities were recorded at their fair values as of June 30, 1999, and operations of SMCI have been included in the Company's condensed consolidated statements of operations commencing July 1, 1999.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998





4    Purchase acquisition (continued)

     An allocation of the fair value of the assets acquired and liabilities assumed at June 30, 1999 is as follows:

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
                                                                     -----------

                                                                     $ 1,432,875
                                                                     ===========

     At the time of the Merger and in accordance with TSG's newly formed stock option plan, the SMCI shareholders (who are all employees of TSG) received 605,000 five-year options to purchase TSG common stock at an exercise price of $.35 per share. Management has determined that the exercise price approximates the estimated fair value of the TSG common stock and accordingly, the options have an intrinsic value of zero. Additionally, the SMCI shareholders are entitled to an additional 175,000 options to purchase TSG common stock (with an exercise price at fair value at the time of grant), subject to TSG meeting specific earnings targets over the three years ending June 30, 2000, 2001 and 2002. These options will be accounted for as compensation expense in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in such future periods. All of the shareholders of SMCI entered into 5-year employment agreements with TSG.

     The Merger also provides for NetWolves to make up to $4,750,000 of non-interest bearing open account working capital advances to TSG pursuant to an agreed upon schedule through November 15, 1999. Through September 30, 1999, $2,600,000 has been advanced and an additional $850,000 has been advanced from October 1, 1999 through November 10, 1999. Should NetWolves decide not to make further working capital advances, the number of TSG shares owned by NetWolves will be reduced in accordance with the agreement.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


4    Purchase acquisition (continued)

     Based upon the $3,450,000 advanced through November 10, 1999 (should NetWolves decide not to make any further advances), NetWolves could be required to return 400,000 TSG shares to the treasury of TSG. This would reduce NetWolves' current ownership interest from 4,150,000 shares to 3,750,000 (from 98.34% to 98.17%). Subject to NetWolves' first refusal rights, TSG has the right to sell any shares, ultimately returned by NetWolves, to third parties at fair value, which could further reduce NetWolves' ownership interest.

     In accordance with the Merger, the Board of Directors of TSG consists of three members designated by NetWolves and two members designated by the SMCI shareholders. A four-fifths majority of the TSG Board is required for specified significant actions including: sale or merger of the business, changes to the TSG capital structure, declaration of dividends and repayment of the working capital advances made by NetWolves. A simple majority of the TSG Board is required for all general operating matters. Included in the consolidated entity's cash and cash equivalents balance at September 30, 1999 is approximately $1,300,000 of cash held by TSG to be used for working capital purposes.

5    Shareholders' equity

     Common stock issuances

     On September 29, 1999, the Company sold 100,000 shares of unregistered common stock to an accredited investor at $15 per share (a total of $1,500,000) exclusive of commissions totaling $105,000.

     Warrants

     * On July 26, 1999 and in connection with the Company entering into an agreement with Comdisco, Inc. ("Comdisco"), Comdisco was granted a five-year warrant to purchase 125,000 shares of the Company's unregistered common stock, at an exercise price of $10 per share. The warrants are immediately exercisable. The value of the warrants of approximately $1,676,000 will be amortized over the initial term of the agreement (four years) and has been calculated using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility of 65%, risk-free interest rate of 5.84%, and an expected term of five years.

     * For services rendered, on July 31, 1999, a financial consultant of the Company was granted a five-year warrant to purchase 100,000 shares of common stock, at an exercise price of $12 per share. The warrants are immediately exercisable and the shares issuable pursuant to the warrants have piggyback registration rights. The value of the warrants of $768,000 has been calculated using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility of 65%, risk-free interest rate of 5.84%, and an expected term of five years.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

6    Segment information

     The Company reports segments in accordance with Financial Accounting Standards Board Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Company and its subsidiaries operate in two separate business segments, the Technology segment and the Training and consulting segment. These operating segments are representative of the Company's management approach to its evaluation of its operations. The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies. The Technology segment, which operates principally domestically, is primarily engaged in the design, development, marketing and support of information delivery hardware products and software. The Training and consulting segment, which operates domestically, provides consulting, educational and training services primarily to the oil and gas and automotive industries throughout the United States.

                                                          Three Months Ended
                                                             September 30,
                                                          ------------------
                                                            1999        1998
                                                        -----------  -----------
        Revenue
           Technology                                   $    13,200  $    44,753
           Training and consulting                          124,751          -
                                                        -----------  -----------
               Total                                    $   137,951  $    44,753
                                                        ===========  ===========
        Operating income (loss)
           Technology                                   $(2,294,613) $(1,597,286)
           Training and consulting                         (539,617)         -
                                                        -----------  -----------
               Total                                    $(2,834,230) $(1,597,286)
                                                        ===========  ===========
        Identifiable assets
           Technology                                   $ 5,030,452
           Training and consulting                        4,234,930
                                                        -----------
               Total                                    $ 9,265,382
                                                        ===========

     The Company had two major customers, both included in the Training and consulting segment, which accounted for 57% and 24% of consolidated sales for the three months ended September 30, 1999.

7    Commitments and contingencies

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998



7    Commitments and contingencies (continued)

     Comdisco, Inc. agreement

     On July 26, 1999 the Company entered into an agreement with Comdisco whereby Comdisco will provide management, installation and technology services to the Company's proprietary Internet distribution system. In addition, the agreement provides for the creation of a credit facility to be utilized in connection with the sale and installation of the FoxBox in up to 40,000 locations over a four-year period. However, there can be no assurances that the Company will actually require the use of the credit facility.

     Under the agreement, the Company intends to lease the FoxBox to its customers for 48 months at a monthly fee estimated under the agreement at $200 . Comdisco will then acquire all of the right, title and interest in the equipment with the exception of intellectual property rights, software upgrades and software application and content and take an assignment of the lease from the Company, without recourse. At the time of assignment, Comdisco will pay the Company 95% of the present value of the rental stream using an interest rate commensurate with each customer's credit rating and prevailing market rates.

     In connection with the agreement, Comdisco was granted a five-year warrant to purchase 125,000 shares of the Company's unregistered common stock, at an exercise price of $10 per share (Note 5).

8    Subsequent events

     Private placement

     In November 1999, the Company sold 182,500 shares of unregistered common stock to a group of accredited investors at $15 per share (a total of $2,737,500) exclusive of commissions and fees of approximately 7%.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The Form 10-Q includes, without limitation, certain statements containing the words "believes." "anticipates", "estimates", and words of a similar nature, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-Q are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

Overview

The Company is a corporation with a limited operating history, formed in February 1998, when it commenced field trial and limited sales of its primary product, "The FoxBox". Additionally, efforts were made to obtain operating capital and convert the Company to a public entity. This was successfully accomplished through a reverse merger with Watchdog Patrols, Inc., a publicly traded (OTCBB), non-reporting corporation. Operating expenses have increased significantly since the Company's inception. This reflects the cost associated with the formation of the Company as well as increased efforts to promote sales of the FoxBox (Multi- services Internet communications gateway), recruit personnel, build operating infrastructure and continued product development. The FoxBox is a multi- functional product that connects business networks [Local Area Networks (LANs) and Wide Area Networks (WANs)] to the Internet. It supports secure access to the Internet for 3 to 400 users through a single connection, provides advanced electronic mail functions for unlimited users and delivers firewall security. The Company's initial target markets are the end users in small and mid-size businesses and large organizations with satellite offices. In January 1999 the Company was able to secure two Agreements which have the potential to generate significant revenue the terms of the agreements. The first of which would be the TSG ("Sullivan") agreements, whereby Sullivan appointed the Company as its exclusive provider of the Company's multi-service Internet delivery system (known as "FoxBox") to be used in conjunction with Sullivan's proprietary interactive distance learning training programs. The period of the agreement is for a term of five years. In July 1999, the Company acquired TSG and in July 1999 secured a $320 million credit facility with Comdisco, Inc. to finance the anticipated sales to be generated from the application of the FoxBox technology to TSG's client base. Comdisco also has agreed to provide management, installation and technology services for FoxBoxes sold to this client base. The second agreement is with Anicom, Inc. ("Anicom"). The Company entered into a five-year exclusive master distribution agreement with Anicom, Inc. to distribute the FoxBox throughout North America.

The Company has a limited operating history in which to base an evaluation of the business and prospects. The Company's prospects must be considered in light of the risks frequently encountered by companies in their early stages, particularly for companies in the rapidly evolving technology industry. Certain risks for the Company include, but are not limited to an unproven business model, capital requirements and growth management. To counter this risk, the Company must, among other things, increase its customer base, continue to develop its distribution network and product offerings, successfully execute its business and marketing plan, and expand the operating infrastructure. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company's financial condition and results of operations. Since inception, the Company has incurred significant losses and as of September 30, 1999 had an accumulated deficit of approximately $8.8 million. The Company believes that its success depends in large part on its ability to create market awareness and acceptance for the FoxBox, raise additional operating capital to grow operations, build technology and non-technology infrastructures, expand the sales force and distribution network, and continue new product R&D.

Results of Operations

As a result of the July 1999 acquisition of TSG, NetWolves and its subsidiaries operated in two business segments, the Technology segment and the Training and consulting segment. The net sales from operations were $137,951 and $44,753 for the three months ended September 30, 1999 and September 30, 1998, respectively. Sales for the first quarter of fiscal 2000 were primarily attributable to the training and consulting business segment. Although training and consulting revenue is currently derived from traditional leader-lead training and benchmark studies, the Company's strategic focus is on distance learning. The Company is currently "beta testing" products utilizing the FoxBox technology to deliver distance learning to existing clients in the petroleum industry. In fiscal 1999, the Company delivered an initial stocking order of 500 FoxBoxes ($1.7 million) to Anicom. As of July 1999 the Company has dedicated resources to train and support the Anicom sales force in developing demand in the Anicom sales channel. $45,730 of investment income was generated through September 30, 1999 as compared to $15,716 for the period ended September 30, 1998. The increase is primarily attributable to the additional amounts of securities held with respect to the prior period.

NetWolves had gross profit of 31% for the period ended September 30, 1999. As of yet, the Company has not had a full year of production in order to have a basis of comparison. However, the Company believes that gross profit greater than 31% are achievable at increased production levels. These results will depend, in part, on the effects of economies-of-scale, the use of third-party assemblers and the ability to competitively purchase rapidly evolving commodity hardware, which is a significant component of "cost of goods sold." The use of non-Proprietary hardware is one of many inherent design features of the FoxBox which facilitates an efficient and cost effective production cycle. Additionally, this allows the Company to focus its core R&D efforts on developing cutting edge Software. There can be no assurance that the Company will be successful in increasing its margins due to one or more factors. These factors include, but are not limited to increases/decreases in direct labor and material cost, as well as increased competition and general economic conditions in the future.

Operating  expenses were  $2,876,012  and  $1,625,740 for the three months ended
September 30, 1999 and September 30, 1998, respectively. The increase in operating expense is primarily due to the continued growth of the Company and the addition of the training and consulting business segment. The operating expenses for September 30, 1999 consisted primarily of $2,085,287 of general and administrative costs relating to the establishment of the infrastructure and the continued operations of the business. $184,718 of costs were incurred relating to research and development, and $606,007 related to selling and marketing. Included in the above mentioned operating expenses are $1,155,844 of non-cash compensation for services in the form of the Company's common stock and options. Operating expenses for the period June 30, 1998 were limited and provide an inadequate basis for comparability purposes.

Liquidity and Capital Resources

On June 17, 1998 the Company executed a reverse merger with Watchdog Patrols, Inc. a publicly traded non-reporting company engaged in the activity of providing armed and unarmed security guard services for the New York/Metropolitan Area. This merger made available to the Company, approximately $2.3 million of cash, cash equivalents and marketable securities to be used as operating capital. On November 22, 1998 the Company sold substantially all the assets of the security guard business, consisting primarily of uniforms, vehicles, computer systems and furniture to a third party. This generated an additional $600,000 of cash flow to the Company. On June 29, 1999 NetWolves concluded a private offering of 800,000 shares of common stock which generated $5.4 million (net of $.6 million of expenses). Additionally, on September 29, 1999 the Company completed a private placement of 100,000 shares of common stock to one accredited investor for $1.4 million (net of 100,000 of expenses) to be used in operations.

NetWolves had cash and cash equivalents of $5.3 million million at September 30, 1999. In November 1999, the Company completed a private sale of an additional 182,500 shares of common stock to accredited investors for $2.5 million (net of expenses of approximately 7%). Management believes that the Company has adequate capital resources to meet its working capital needs for at least the next twelve months based upon its current operating level. However, there can be no assurance that the Company will have sufficient capital to finance its planned growth. The Company intends to raise additional monies from the sale of its capital stock to fund its growth over the next 24 to 36 months.

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

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 1. LEGAL PROCEEDINGS

     None.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On September 29, 1999, the Company sold 100,000 shares of unregistered common stock to an accredited investor at $15 per share.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.


ITEM 5. OTHER INFORMATION

        Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          --------
          Exhibit 27- Financial Data Schedule (for electronic submission only).

     (b)  Reports on Form 8-K
          -------------------
          Report on Form 8-K dated July 7, 1999, as amended.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 BY:     NETWOLVES CORPORATION



                                         /s/  Walter M. Groteke
                                         ---------------------------------------
                                         Walter M. Groteke
                                         Chief Executive Officer





                                         /s/   Peter C. Castle
                                         ---------------------------------------
                                         Peter C. Castle
                                         Secretary-Treasurer









Date: November 19, 1999