Form 10-K/A
period 1999-06-30
NETWOLVES CORP
filed 1999-11-23
CIK 1084103

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K/A
                                 AMENDMENT NO. 1


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [x].


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

Anicom


     In January 1999, NetWolves entered into an agreement with Anicom. The agreement appoints Anicom as NetWolves' exclusive master distributor of its products throughout North America for a five year period. There are minimum purchase requirements under the agreement to maintain exclusivity though there are no specific purchase commitments beyond its initial order which was delivered in March/April 1999. NetWolves has also reserved the right to make direct sales or leases of its products to customers, distributors and Anicom resellers during the term of the agreement provided that it pays a stipulated commission to Anicom of such sales. The agreement further provides for Anicom to maintain inventory of NetWolves' products and to distribute these products throughout its 75 locations in the United States. The agreement provides for certain rights of termination, including the option of NetWolves to terminate during the first two years of the agreement on 30 days prior written notice provided that, as a condition to the effectiveness of such termination, NetWolves shall pay Anicom a stipulated fee. Anicom's only rights to terminate are in the event of bankruptcy or insolvency proceedings against NetWolves or in the event the products covered the agreement cease to be manufactured by or on behalf of NetWolves. In the event of termination by Anicom, Anicom has the right, but not the obligation, to direct NetWolves to repurchase from Anicom any portion of any new undamaged and unused products sold within a one year period and owned by and remaining in Anicom's inventory. For the fiscal year ended June 30, 1999, the Company shipped approximately $1,700,000 of product to Anicom which accounted for approximately 95% of the Company's revenues for such fiscal year. The Company does not believe the loss of Anicom would have a material effect on its operations.


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


     To finance the anticipated sales to be generated from the application of the FoxBox technology to TSG's client base, in July 1999, the Company entered into an agreement with Comdisco under which Comdisco has provided the Company access to a credit facility of up to $320 million to be utilized in connection with Comdisco installing the FoxBox in up to 40,000 locations over a four year period. Under the agreement, the Company intends to lease the FoxBox to its customers for 48 months at a monthly fee estimated under the agreement at $200 . Comdisco will then acquire all of the right, title and interest in the equipment with the exception of intellectual property rights, software upgrades and software application and content and take an assignment of the lease from the Company, without recourse. At the time of assignment, Comdisco will pay the Company 95% of the present value of the rental stream using an interest rate commensurate with each customer's credit rating and prevailing market rates.


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

Manufacturing and Testing


     The manufacturer currently used by the Company is Boca Research, Inc., a hardware assembly and engineering firm located in Boca Raton, Florida. In September 1999, the Company entered into a strategic alliance agreement with Boca Research. Under the terms of the agreement, Boca Research has agreed to manufacture the FoxBox on a non-exclusive basis and has provided 250 FoxBox units for immediate delivery. The two-year agreement also provides (a) for Boca Research to provide certain engineering services to the Company necessary to enable Boca Research to manufacture a thin client unit for use by TSG and (b) the purchase of a minimum of 2,000 thin client units by the Company during the two year agreement. The agreement further contemplates the parties negotiating in good faith a joint marketing agreement wherein the Company would license Boca the right to manufacture equipment comprising the FoxBox technology on an OEM, private label basis in certain limited sales channels. To date, no marketing agreement has been executed.


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

     In July 1999 the Company secured a $320 million credit facility with Comdisco, Inc. to finance the anticipated sales to be generated from the application of the FoxBox technology to TSG's client base. Under the agreement, the Company intends to lease the FoxBox to its customers for 48 months at a monthly fee estimated under the agreement at $200 . Comdisco will then acquire all of the right, title and interest in the equipment with the exception of intellectual property rights, software upgrades and software application and content and take an assignment of the lease from the Company, without recourse. At the time of assignment, Comdisco will pay the Company 95% of the present value of the rental stream using an interest rate commensurate with each customer's credit rating and prevailing market rates.

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


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III


ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company and their ages are as follows:


Name                           Age                Position
----                           ---                ---------

Walter M Groteke               29     Chairman of the Board, President and
                                      Chief Executive Officer
Daniel G. Stephens             28     Vice Chairman of the Board and
                                      Chief Information Officer
Walter R. Groteke              52     Vice President - Sales and Marketing
                                      and Director
Ed Lavin                       55     Director
Louis Liben                    40     Director


Principal Occupations of Officers and Directors

     Walter M. Groteke, a co-founder of the Company, has been Chairman of the Board, Chief Executive Officer and a director of the Company since June 1998. Mr. Groteke is responsible for planning, developing and establishing policies and business objectives for the Company. From June 1995 until 1997, Mr. Groteke was regional business development manager for Techmatics, Inc. an information systems Department of Defense contractor. From May 1993 to June 1995, Mr. Groteke was senior account manager for NYNEX's strategic account management program.

     Daniel G. Stephens, a co-founder of the Company, has been Vice Chairman of the Board and Chief Information Officer since June 1998. Mr. Stephens directs research and development, information systems and technical support services for the Company. From May 1994 until 1997, Mr. Stephens was a senior systems engineer for Techmatics, Inc. In this capacity, he advised the Department of Justice on development of a nationwide series network infrastructure to support a law-enforcement database.

     Walter R. Groteke has been a director of the Company since February 1999 and Vice President - Sales and Marketing since August 1998. From 1995 through July 1998, Mr. Groteke was a regional and district sales manager for GTE Florida and GTE Communications Corporation. Mr. Groteke founded Hawk Telecom in 1975 and was President until its sale in 1994. Mr. Groteke is the father of Walter M. Groteke.

     Ed Lavin has been a director of the Company since February 1999. Mr. Lavin has been Chairman and Chief Executive Officer of Staples Communications, a subsidiary of Staples Corporation since March, 1999. Mr. Lavin began his career at ADT from 1967 to 1972. In 1970 he was promoted into ADT's National Accounts Division. Mr. Lavin then joined the L. M. Ericcson Company of Sweden from 1973 to 1979 where he served as Vice President of Sales in the United States. Mr. Lavin immigrated to Canada in 1980 to form Canadian Telecommunications Group and was Chairman and CEO of Canadian Telecommunications Group (CTG) from 1980 to 1986. Mr. Lavin moved to TIE Communications where he served as president from

1987 to 1990. TIE Communications acquired Centel Communications, which was later merged with WilTel Communications where he served as CEO from 1990 to 1993. In November 1993, Mr. Lavin founded Quest America, a telecommunications consulting company based in Boston, Massachusetts. On April 10, 1996, Mr. Lavin led a group that acquired Executone Information Systems' Network Division. The purchaser was a group financed by Bain Capital, Inc. of Boston, Massachusetts. The company name was later changed to Claricom, Inc. In March 1999, Claricom successfully merged its business with Staples Corporation.

     Louis Liben has been a director of the Company since February 1999. From 1997 to date, Mr. Libin has been a director, Chief Technology Officer and Senior Vice President of e.TV Commerce, Inc., a Jacksonville, Florida network distribution technology company. Mr. Libin is also a director and the Chief Technology Officer of Compu-DAWN, Inc., a leading public safety software company in the United States. Louis Libin is the founder of Broadcast Communications, Inc. (Broad Comm), a broadcast project management group. Mr. Libin is a world-renowned expert in wireless communications systems. At the International Telecommunications Union in Geneva, Switzerland, Mr. Libin represents the United States on satellite and transmission issues and is currently Chairman of the expert group on interactive data services. Mr. Libin has over 15 years experience in engineering, communications, and management. From 1983 to 1986, Mr. Libin was employed by the Radio Corporation of American ("RCA") as a project manager. In 1986, RCA was acquired by the General Electric Corporation ("G.E."). From 1987 to 1997, Mr. Libin served as the Director of Technology for NBC/G.E., specializing in a broadcast transmission systems and is also an officer as Corporate Secretary or Assistant Corporate Secretary for all G.E. wholly-owned subsidiaries that deal in broadcast, with responsibility for technical developments and all Federal Communications Commission ("FCC") issues and licenses. From 1981 to 1982, Mr. Libin was employed by the Loral Corporation as Electronic Design Engineer and designed Radio Frequency ("RF") systems for the military. From 1979 to 1980 he worked for Burroughs Computer Systems, Inc. (now UNISYS) as a Field Engineer and from 1980 to 1981 for the Chryon corporation as Design Engineer.


ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the annual and long-term compensation with regard to the Chairman/Chief Executive Officer and each of the other executive officers of the Company who received more than $100,000 for services rendered during the first year of the Company's operations as NetWolves, which was the fiscal year ended June 30, 1999.

                                           Summary Compensation Table
                                               Annual Compensation

Name and                   Fiscal                               Other Annual
Principal Position          Year       Salary (1)     Bonus    Compensation (2)

Walter M. Groteke          1999        $101,250         -             -
Chairman and Chief         1998            -            -             -
Executive Officer

Daniel G. Stephens         1999         101,250         -             -
Vice Chairman and          1998            -            -             -
Chief Information
Officer

Kevin Sherlock             1999         100,000          -            -
Chief Operating Officer    1998            -             -            -
_______________

(1)  Represents compensation received under employment agreements.  Mr.
     Sherlock ceased being an officer or director of the Company effective
     August 1, 1999.
(2) Other Annual Compensation excludes certain perquisites and other non-cash benefits provided by the Company since such amounts do not exceed the lesser of $50,000 or 10% of the total annual base salary disclosed in the table for the respective officer.

Employment Agreements

     Walter M. Groteke, Daniel G. Stephens and Kevin F. Sherlock entered into employment agreements in June 1998 in connection with the acquisition of Watchdog Patrols, Inc. ("Watchdog Patrols"). Pursuant to these agreements, Messrs. Groteke, Stephens and Sherlock were employed as Chief Executive Officer, Chief Information Officer and Chief Operating Officer, respectively, for a term of three years. While Mr. Sherlock ceased being an officer and director of the Company effective August 1, 1999, he continues to be employed under the terms of his employment agreement, as amended. The current base salary for each person is $130,000.

     The employment agreements with Messrs. Groteke, Stephens and Sherlock further provide for certain payments following death or disability for certain fringe benefits such as reimbursement for reasonable expenses and participation in medical plans, and for accelerated payments in the event of change of control of the Company.

     Walter M. Groteke, Daniel G. Stephens, Kevin F. Sherlock and Walter R. Groteke also have entered into warrant agreements with the Company whereby they are entitled to receive warrants to purchase 200,000, 200,000 and 150,000 shares, respectively, of the Company's common stock at $1.63 per share under certain terms and conditions. The warrants are fully vested two years from their respective dates of employment subject to acceleration under certain events. These events include the sale or disposition of substantially all of the capital stock or assets of the Company.


Stock Option Plan

     In June 1998, the Company adopted a 1998 Long Term Incentive Plan (the "1998 Incentive Plan") in order to motivate qualified employees of the Company, to assist the Company in attracting employees and to align the interests of such persons with those of the Company's shareholders.

     The 1998 Incentive Plan provides for a grant of "incentive stock options" within the meaning of the Section 422 of the Internal Revenue Code of 1986, as amended, "non-qualified stock options," restricted stock, performance grants and other types of awards to officers, key employees, consultants and independent contractors of the Company and its affiliates.

     The 1998 Incentive Plan, which will be administered by the Board of Directors, authorizes the issuance of a maximum of 282,500 shares of common stock, which may be either newly issued shares, treasury shares, reacquired shares, shares purchased in the open market or any combination thereof. If any award under the 1998 Incentive Plan terminates, expires unexercised, or is cancelled, the shares of common stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. As of August 31, 1999, the Company had granted options to purchase 243,500 shares of common stock under the 1998 Incentive Plan to its officers and key employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of shares of voting stock of the Company, as of September 30, 1999, of (i) each person known by the Company to beneficially own 5% or more of the shares of outstanding common stock, based solely on filings with the Securities and Exchange Commission, (ii) each of the Company's executive officers and directors and (iii) all of the Company's executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and investment and voting power is held by, the persons named as owners.

                                      Amount and Nature
Name and Address of                   of Shares                Percentage
Benefical Owner                       Beneficially Owned       Ownership
---------------------                 -------------------      ----------

Greenleaf Capital Partners, LLC         861,360                   13.9%
Walter M. Groteke                       528,064   (1)(2)           8.6%
Daniel G. Stephens                      528,064   (1)(2)           8.6%
Kevin F. Sherlock                       528,064   (2)(3)           8.6%
Walter R. Groteke                       150,000   (1)              2.4%
Internet Technologies, Inc.             320,000                    5.2%
Ed Lavin                                 50,000                     *
Louis Liben                              66,000                    1.1%
Kirlin Securities, Inc.                 500,000   (4)              8.1%
Executive officers and
  directors as a group                1,322,128                   21.4%

* less than one percent (1%) unless otherwise indicated.

(1) Does not include unvested warrants to purchase 200,000 shares at an option price of $1.63 per share.

(2) Messrs. Walter M. Groteke, Daniel G. Stephens and Kevin F. Sherlock have agreed that the shares owned by them may not be sold until June 17, 2000 without the prior written consent of Kirlin Securities.

(3) Does not include unvested warrants to purchase 150,000 shares at an option price of $1.63 per share. Does not include unvested, performance based warrants to purchase 50,000 shares each at an option price of $5.00 per share.

(4) Represents warrants currently exercisable by Kirlin Securities and its affiliates to purchase 500,000 shares of common stock at $1.63 per share. Kirlin Securities, Inc. has demand registration rights on the shares of common stock issuable upon exercise of the warrants.


ITEM 13. CERTAIN  RELATIONSHIPS AND RELATED TRANSACTIONS

     On June 17, 1998, NetWolves, LLC merged into a subsidiary of Watchdog Patrols, Inc., which thereafter changed its name to NetWolves Corporation. The merger provided for exchange of securities of NetWolves, LLC for the securities of the Company. The total capital contribution to NetWolves LLC by its members was $64,245. As part of such exchange, principals of NetWolves, LLC received 2,640,322 shares of NetWolves Corporation for a per share cost of approximately $.02. Messrs. Walter M. Groteke, Daniel G. Stephens, Jr. , Kevin F. Sherlock and Keith A. Darling each received 528,064 shares and Mr. Marc Jacques received 475,258 shares. Messrs. Groteke, Stephens, Sherlock, Darling and Jacques also each received 200,000 warrants in connection with the merger, exercisable at a price of $1.63 per share. Howard Habberstadt and Joseph Ariola acted as finders for the merger transaction for which they received 75,000 warrants and 12,500 warrants, respectively, exercisable at a price of $2.00 per share. The exercise price was based upon the public trading price of Watchdog Patrols Inc's common stock at the time of the acquisition.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) See Index to Financial Statements at beginning of attached financial statements.

(b)  Reports on Form 8-K

     Report on Form 8-K dated July 7, 1999, as amended.


(c)  Exhibits


     3.1   Certificate of Incorporation, as amended. *
     3.2   By-Laws. *
     4.1   Specimen common stock certificate.*
     4.2   Form of warrant to investment banking firm. *
     4.3   Form of warrant to employees. *
     10.1 Merger and Reorganization Agreement dated June 15, 1998 among Watchdog Patrols, Inc., Watchdog Acquisition Corp. and NetWolves, LLC. *
     10.2 Agreement between The Sullivan Group and NetWolves Corporation dated January 5, 1999. *
     10.3 Distribution Agreement between NetWolves Corporation and Anicom, Inc.dated as of January 18, 1999.*
     10.4 Employment Agreement between NetWolves Corporation and Daniel G. Stephens, Jr. dated June 17, 1998.*
     10.5 Employment Agreement between NetWolves Corporation and Walter M. Groteke dated June 17, 1998.*
     10.6 Employment Agreement between NetWolves Corporation and Kevin F. Sherlock dated June 17, 1998.*
     10.7  Warrant Agreement between NetWolves Corporation and Walter M.
           Groteke dated  June 17, 1998.*
     10.8 Warrant Agreement between NetWolves Corporation and Daniel G. Stephens, Jr. dated June 17, 1998.*
     10.9  Warrant Agreement between NetWolves Corporation and Kevin F.
           Sherlock dated June 17, 1998.*
     10.10 Stock Option Plan.*
     10.11 Form of Indemnification Agreement*
     10.12 Settlement  Agreement and Mutual Release with Keith  Darling.*
     10.13 Settlement Agreement and Mutual Release with Mark Jacques.*
     10.14 Agreement and Plan of Merger dated as of July 7, 1999 among
           NetWolves Corporation, TSG Global Education Web, Inc. and Sales and Management Consulting, Inc., d/b/a The Sullivan Group and Duffy-Vinet Institute. **
     10.15 Master Program Agreement dated July 26, 1999 between NetWolves Corporation and Comdisco, Inc.
     10.16 First Amendment to Employment Agreement of Kevin F. Sherlock dated September 2, 1999.
     10.17 Strategic Alliance Agreement dated as of September 10, 1999 between Boca Research, Inc. and NetWolves Technologies, Inc.
     27    Financial Data Schedule*


------
*     Previously filed as exhibits to Report on Form 10, as amended.
** Previously filed as an exhibit to Report on Form 8-K dated July 7, 1999, as amended.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of November 1999.


                              NetWolves Corporation

                              By: /s/ Walter M. Groteke
                                 Walter M. Groteke
                                 Chairman of the Board, President
                                 and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 19, 1999 by the following persons in the capacities indicated:




/s/ Walter M. Groteke                   Chairman of the Board and President
    Walter M. Groteke                   Chief Executive Officer

/s/ Daniel G. Stephens                  Vice Chairman of the Board and
    Daniel G. Stephens                  Chief Information Officer

/s/ Walter R. Groteke                   Vice President - Sales and Marketing
    Walter R. Groteke                   and Director


/s/ Peter C. Castle                     Secretary and Treasurer
    Peter C. Castle                     Principal Financial Officer and
                                        Principal Accounting Officer


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


     The subsidiary has issued 250,000 shares of non-voting Series A Cumulative Convertible Preferred Stock with a $1 par value. The preferred stockholder is entitled to preferential liquidation rights and is also entitled to cumulative dividends to be included in minority interest expense that accrue at the rate of 8% per annum commencing on June 30, 1999. On or after January 1, 2000, the preferred stockholder may elect to convert the preferred stock into NetWolves common stock (at fair market value at the

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEAR ENDED JUNE 30, 1999 AND THE PERIOD FROM
                 FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998


2    Significant accounting policies (continued)

     Principles of consolidation (continued)

     time of conversion). However, within 15 days of receiving the conversion notice, NetWolves may elect to make a cash redemption of the preferred stock at par value (including any unpaid cumulative dividends) and thereby terminate the conversion right.

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEAR ENDED JUNE 30, 1999 AND THE PERIOD FROM
                 FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998


2    Significant accounting policies (continued)

     Intangible assets


     Intangible assets at June 30, 1999 consist of intangible assets acquired in connection with the Company's purchase business combination effective June 30, 1999 (Note 4). These assets include a training library, industry benchmarking data and the Profit Coach profitability analysis module with a fair value of $400,000, $100,000 and $500,000, respectively. The remaining portion of the intangible asset is allocated to goodwill, which will be amortized over an estimated useful life of 10 years.


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
                                                                     -----------

                                                                     $ 1,432,875
                                                                     ===========

     At the time of the Merger and in accordance with TSG's newly formed stock option plan, the SMCI shareholders (who are all employees of TSG) received 605,000 five-year options to purchase TSG common stock at an exercise price of $.35 per share. Management has determined that the exercise price approximates the estimated fair value of the TSG common stock and accordingly, the options have an intrinsic value of zero. Additionally, the SMCI shareholders are entitled to an additional 175,000 options to purchase TSG common stock (with an exercise price at fair value at the time of grant), subject to TSG meeting specific earnings targets over the three years ending June 30, 2000, 2001 and 2002. These options will be accounted for as compensation expense in accordance with APB25 in such future periods. All of the shareholders of SMCI entered into 5-year employment agreements with TSG (Note 14).

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
                                     ---------
                                     $ 309,948
                                     =========

10   Shareholders' equity

     Common stock issuances

     For the year ended June 30, 1999, the Company issued 1,750,000 shares of its common stock as follows:


     . 150,000 unregistered shares were issued to the Company's Vice President of Sales and Marketing (who is also a Director of the Company) for services rendered during the six months ended December 31, 1998, which resulted in a charge to operations of approximately $576,000. Management determined the fair value of the common stock based on its quoted market price on the day of issuance less a discount of 25% due to the restricted nature of the stock.

     . 260,000 unregistered shares were issued to Internet Technologies, Inc., a consultant to the Company ("Internet Technologies"), for services rendered during the nine months ended March 31, 1999, which resulted in a charge to operations of approximately $999,000. Management determined the fair value of the common stock based on its quoted market price on the day of issuance less a discount of 25% due to the restricted nature of the stock. Internet Technologies has demand registration rights on 200,000 of these shares.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEAR ENDED JUNE 30, 1999 AND THE PERIOD FROM
                 FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998

10   Shareholders' equity (continued)

     Common stock issuances (continued)


     . 100,000 unregistered shares were issued to a financial consultant and 100,000 unregistered shares were issued to the Company's legal counsel for services rendered during the three months ending March 31, 1999, which resulted in an aggregate charge to operations of approximately $768,000. Management determined the fair value of the common stock based on its quoted market price on the day of issuance less a discount of 25% due to the restricted nature of the stock.

     . 100,000 unregistered shares were issued in conjunction with the appointment of two new Directors of the Company effective February 1, 1999 (50,000 shares each), which resulted in a charge to operations of approximately $384,000. Management determined the fair value of the common stock based on its quoted market price on the day of issuance less a discount of 25% due to the restricted nature of the stock.


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