Form 10-Q/A
period 1999-03-31
NETWOLVES CORP
filed 2000-02-09
CIK 1084103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A


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

                      Yes   [ X ] *        No [  ]


Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

                                                NUMBER OF SHARES OUTSTANDING ON
         TITLE OF CLASS                                  JUNE 18, 1999
------------------------------                  --------------------------------
Common Stock, $.0033 par value                            5,307,203
                                                          ---------

Registrant became subject to the filing requirements of the Securities Exchange Act of 1934 on April 20, 1999, when it filed a Registration Statement on Form 10.

                     NETWOLVES CORPORATION AND SUBSIDIARIES
                           FORM 10-Q - MARCH 31, 1999

                                     INDEX


PART I - FINANCIAL INFORMATION


   ITEM 1 - FINANCIAL STATEMENTS

   CONDENSED CONSOLIDATED BALANCE SHEETS
      March 31, 1999 and June 30, 1998.................................        1

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
    COMPREHENSIVE INCOME (LOSS)
      For the three months ended March 31, 1999 and the period
       from February 13, 1998 (inception) to March 31, 1998 and
       the nine months ended March 31, 1999............................        2

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the nine months ended March 31, 1999 and the period
       from February 13, 1998 (inception) to March 31, 1998............        3

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS................    4 - 9

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.......................  10 - 12

   ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...       12


PART II - OTHER INFORMATION

   ITEM 1 - LEGAL PROCEEDINGS.........................................        13

   ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS..................        13

   ITEM 3  DEFAULTS UPON SENIOR SECURITIES............................        13

   ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........        13

   ITEM 5  OTHER INFORMATION..........................................        13

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K..........................        13

SIGNATURES............................................................        14

                     NETWOLVES CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                          March 31,      June 30,
                                                                            1999           1998
                                                                         ---------       --------
                                                                        (unaudited)
ASSETS

Current assets
   Cash and cash equivalents                                            $   414,038     $1,118,416
   Marketable securities, available for sale, at market value               701,000      1,063,828
   Accounts receivable                                                    1,376,669          6,803
   Net assets held for sale                                                 166,670        720,000
   Inventories                                                              200,676         22,410
   Prepaid expenses and other current assets                                 81,356         18,318
                                                                         ----------     ----------
           Total current assets                                           2,940,409      2,949,775

Property and equipment, net                                                  63,258          4,949

Other assets                                                                 34,575          4,727
                                                                         ----------     ----------
                                                                         $3,038,242     $2,959,451
                                                                         ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued expenses                                 $  735,265     $   31,448
                                                                         ----------     ----------
          Total current liabilities                                         735,265         31,448
                                                                         ----------     ----------
Commitments and contingencies


Shareholders' equity
   Common stock, $.0033 par value; 10,000,000 shares authorized;
      issued and outstanding: 5,023,870  March 31, 1999
      and 4,313,870  June 30, 1998                                           16,579         14,236
   Additional paid-in capital                                             7,647,566      3,012,159
   Accumulated deficit                                                   (5,797,013)       (99,414)
   Accumulated other comprehensive income                                   435,845          1,022
                                                                         ----------     ----------
          Total shareholders' equity                                      2,302,977      2,928,003
                                                                         ----------     ----------
                                                                         $3,038,242     $2,959,451
                                                                         =========      ==========

See notes to condensed consolidated financial statements

                     NETWOLVES CORPORATION AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
                                  (Unaudited)

                                                                            For the
                                                                          period from
                                                        For the           February 13,            For the
                                                      three months           1998               nine months
                                                        ended            (inception) to            ended
                                                      March 31, 1999      March 31, 1998       March 31, 1999
                                                      -------------       --------------       --------------

Sales                                                    $1,518,045       $     -              $1,598,759
Cost of goods sold                                          499,001             -                 530,479
                                                         ----------       ----------           ----------
Gross profit from sales                                   1,019,044             -               1,068,280
                                                         ----------       ----------           ----------
Operating expenses
   General and administrative                             2,472,528             -               4,308,999
   Research and development                                 158,527             -                 250,143
   Sales and marketing                                      260,703             -               2,240,290
                                                         ----------       ----------           ----------
                                                          2,891,758             -               6,799,432
                                                         ----------       ----------           ----------
Loss before other income (expense)                       (1,872,714)            -              (5,731,152)
Other income                                                  4,217                                33,553
                                                         ----------       ----------           ----------
Net loss                                                 (1,868,497)            -              (5,697,599)


Other comprehensive income
   Marketable securities valuation adjustment               237,500             -                 434,823
                                                         ----------       ----------           ----------
Comprehensive income (loss)                             $(1,630,997)      $     -             $(5,262,776)
                                                        ===========       ==========          ===========



Basic and diluted net loss per share                    $      (.37)      $     -             $     (1.25)
                                                        ===========       ==========          ===========

Weighted average common
   shares outstanding                                     4,999,870        2,640,322            4,540,475
                                                        ===========       ==========          ===========

See notes to condensed consolidated financial statements

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                            For the period
                                                                           from February 13,
                                                           For the nine          1998
                                                            months ended      (inception)
                                                              March 31,       to March 31,
                                                                1999             1998
                                                           -------------    ----------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


Cash flows from operating activities
   Net loss                                                  $(5,697,599)   $      --
   Adjustments to reconcile net loss to net cash used in
      operating activities
         Depreciation                                              6,496           --
            Realized loss on sale of marketable securities         8,047           --
            Common stock and warrants issued for services      4,337,750           --
            Provision for doubtful accounts                       15,000           --

   Changes in operating assets and liabilities
    Accounts receivable                                       (1,384,866)          --
    Inventories                                                 (178,266)          --
    Prepaid expenses and other current assets                    (63,038)          --
    Accounts payable and accrued expenses                        703,817           --
                                                             -----------     ----------
      Net cash used in operating activities                   (2,252,659)          --
                                                             -----------     ----------
Cash flows from investing activities
   Proceeds from the sale of marketable securities               789,604           --
   Proceeds from assets held for sale, net                       553,330           --
   Purchases of property and equipment                           (64,805)          --
   Payments of security deposits                                  (4,848)          --
                                                             -----------     ----------
      Net cash provided by investing activities                1,273,281           --
                                                             -----------     ----------
Cash flows from financing activities
   Financing costs paid                                          (25,000)          --
   Proceeds from initial capital contribution                       --           64,245
   Cash proceeds from sale of warrants                           300,000           --
                                                             -----------     ----------
       Net cash provided by financing activities                 275,000         64,245
                                                             -----------     ----------
Net (decrease) increase in cash and cash equivalents            (704,378)        64,245

Cash and cash equivalents, beginning of period                 1,118,416           --
                                                             -----------     ----------
Cash and cash equivalents, end of period                     $   414,038     $   64,245
                                                             ===========     ==========

See notes to condensed consolidated financial statements

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

4    Significant accounting policies

     Fiscal year-end The Company operates on a fiscal-year end of June 30.

     Risks and other factors

     As a company that has developed a software product for use as a multi-functional Internet communications device, NetWolves Corporation faces certain risks. These include, among other items, the ability to implement its business plan, dependence on proprietary technology, rapid technological change, challenges in recruiting personnel and a highly competitive market place.

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

                                                                March 31,      June 30,
                                                                  1999           1998
                                                                ---------      --------
        Sale of Assets                                          $   -          $600,000

        Retained assets and liabilities
           Accounts receivable                                   110,000        500,000
           Other current assets                                   94,000        140,000
           Accounts payable and accrued expenses                 (37,330)      (460,000)

        Cash out-flows from operations during holding period        -           (60,000)
                                                                --------       --------
        Net assets held for sale                                $166,670       $720,000
                                                                ========       ========

6    Shareholders' equity

     Common stock issuances

     During the nine months ended March 31, 1999, the Company issued 710,000 shares of its common stock as follows:


     . 150,000 shares were issued to the Company's Vice President of Sales and Marketing (who is also a Director of the Company) for services rendered during the six months ended December 31, 1998, which resulted in a charge to operations of approximately $769,000. Management determined the fair value of the common stock based on its quoted market price at the time of issuance.

     . 200,000 shares were issued to Internet Technologies, Inc., a consultant to the Company ("Internet Technologies"), for services rendered during the six months ended December 31, 1998, which resulted in a charge to operations of $1,025,000. Management determined the fair value of the common stock based on its quoted market price at the time of issuance. Internet Technologies has demand registration rights on these 200,000 shares.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

6    Shareholders' equity (continued)

     Common stock issuances (continued)

     . 60,000 shares were issued to Internet Technologies for services to be rendered during the three months ending March 31, 1999, which resulted in a charge to operations of approximately $308,000. Management determined the fair value of the common stock based on its quoted market price at the time of issuance. Additionally, Internet
          Technologies has the right to receive up to 60,000 shares upon completion of a $6,000,000 private placement (Note 7e) and an additional 60,000 shares upon completion of a second private placement, if any.

     . 100,000 shares were issued to a financial consultant for services rendered during the three months ending March 31, 1999, which resulted in a charge to operations of approximately $513,000. Management determined the fair value of the common stock based on its quoted market price at the time of issuance.

     . 100,000 shares were issued in conjunction with the appointment of two new Directors of the Company effective February 1, 1999 (50,000 shares each), which resulted in an aggregate charge to operations of approximately $513,000. Management determined the fair value of the common stock based on its quoted market price at the time of issuance.

     . 100,000 shares were issued to the Company's legal counsel for services rendered during the three months ending March 31, 1999, which resulted in a charge to operations of approximately $513,000. Management determined the fair value of the common stock based on its quoted market price at the time of issuance.

     Another  shareholder,   Greenleaf  Capital  Partners,   LLC  (a  pre-Merger
     shareholder of Watchdog), has demand registration rights on its 1,141,360 shares of common stock.

     Stock options

     In January 1999, the Company granted options to purchase 165,500 shares of common stock under the 1998 Long Term Incentive Plan to key employees at an exercise price of $5.00 per share that vest in equal installments over three years commencing January 2000. The exercise price represents the closing quoted price of common stock on the day immediately prior to the grants. All options expire in ten years from the grant date.

     Warrants

     During the nine months ended March 31, 1999, the Company granted warrants to purchase 600,000 shares of its common stock as follows:

     . 200,000 ten-year warrants issued to the Company's Vice President of Sales and Marketing (who is also a Director of the Company) at an exercise price of $1.63 per share. The warrants vest in 5 years subject to acceleration pursuant to specified performance criteria. These warrants were issued for services rendered during the six months ended December 31, 1998 and resulted in a charge to operations of approximately $699,000 based upon the intrinsic value of the warrants on the date of grant.

     .    100,000  two-year  warrants  were issued to two  terminated  employees
          (50,000 warrants each) at an exercise price of $5.00 per share (also see Note 7a). The warrants vest only upon the independent contractors' submission of valid, legally binding purchase orders totaling $10,000,000 for the period from January 1, 1999 to December 31, 1999. The potential charge to operations upon achieving specified performance criteria is approximately $200,000. The value of the warrants has been calculated using the Black-Scholes option- pricing model with the following assumptions: no dividend yield, expected volatility of 65%, risk-free interest rate of 4.62% and an expected term of two years.

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

     c.   The Sullivan Group

     In January 1999, the Company entered into an agreement with The Sullivan Group ("Sullivan") whereby Sullivan appointed the Company as its exclusive provider of the Company's multi- service Internet delivery system (known as "FoxBox") to be used in conjunction with Sullivan's proprietary interactive distance learning training programs. The period of the agreement is for a term of five years and shall be automatically renewed for an additional five-year term unless six months notice of termination is provided by either party.

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

Overview

The Company is a corporation with a limited operating history, formed in February 1998. The Company has commenced field trial and limited sales of its primary product, "The FoxBox". Additionally, efforts were made to obtain operating capital and convert the Company to a public entity. This was successfully accomplished through a reverse merger with Watchdog Patrols, Inc., a publicly traded (OTCBB) corporation. Operating expenses have increased significantly since the Company's inception. This reflects the cost associated with the formation of the Company as well as increased efforts to promote market awareness for the FoxBox (Multi-services Internet communications gateway), solicit new customers, recruit personnel, build operating infrastructure and continued product development. The FoxBox is a multi-functional product that connects business networks [Local Area Networks (LANs) and Wide Area Networks
(WANs)] to the Internet. It supports secure access to the Internet for 3 to 400 users through a single connection, provides advanced electronic mail functions for unlimited users and delivers firewall security. The Company's initial target markets are the end users in small and mid-size businesses and large organizations with satellite offices. In January 1999 the Company was able to secure two agreements which have the potential to generate significant revenues over the term of the agreements. The first of which is The Sullivan Group ("Sullivan") agreement whereby Sullivan appointed the Company as its exclusive provider of the Company's multi-service Internet delivery system (known as "FoxBox") to be used in conjunction with Sullivan's proprietary interactive distance learning training programs. The period of the agreement is for a term of five years. The second agreement is with Anicom, Inc. ("Anicom"). The Company entered into a five-year exclusive master distribution agreement with Anicom to distribute the FoxBox through North America.

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


Operating expenses for the third quarter of fiscal 1999 were $2,891,758, which consisted primarily of $2,472,528 of general and administrative costs relating to the support of operations and the establishment of infrastructure. In addition, $158,527 of costs were incurred relating to research and development, and $260,703 relating to selling and marketing for the third quarter of fiscal 1999. Included in the above mentioned operating expenses are $1,845,000 of non-cash compensation for services in the form of the Company's common stock and options.

Operating expenses for the nine months ended March 31, 1999 were $6,799,432, which consisted primarily of $4,308,999 of general and administrative cost relating to the support of operations and the establishment of infrastructure. In addition, $250,143 of cost were incurred relating to research and development, and $2,240,290 relating to selling and marketing for the nine months ended March 31, 1999. Included in the above-mentioned operating expenses are approximately $4,337,750 of non-cash compensation for services in the form of the Company's common stock and options.

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




                                        BY:     NETWOLVES CORPORATION






                                        /s/     Walter M. Groteke
                                                -----------------------
                                                Walter M. Groteke
                                                Chief Executive Officer





                                        /s/     Peter C. Castle
                                                -----------------------
                                                Peter C. Castle
                                                Controller







Date: February 9, 2000