Form 10-Q/A
period 1999-09-30
NETWOLVES CORP
filed 2000-02-09
CIK 1084103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                                               ------------------
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

                Yes   [ X ] *     No  [  ]


Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

                                   NUMBER OF SHARES OUTSTANDING ON
        TITLE OF CLASS                   November 19, 1999
        --------------             ---------------------------------

Common Stock, $.0033 par value              6,346,370

Registrant became subject to the filing requirements of the Securities Exchange Act of 1934 on April 20, 1999, when it filed a Registration Statement on Form 10.

                     NETWOLVES CORPORATION AND SUBSIDIARIES
                         FORM 10-Q - SEPTEMBER 30, 1999
                                      INDEX

PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
 September 30, 1999 and June 30, 1999                                    1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
 For the three months ended September 30, 1999 and September 30, 1998    2

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 For the three months ended September 30, 1999 and September 30, 1998    3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                     4 - 10

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                            11 - 15

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK      15


PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                              16

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                      16

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                16

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            16

ITEM 5 - OTHER INFORMATION                                              16

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                               16

SIGNATURES                                                              17

                     NETWOLVES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                   September 30,      June 30,
                                                      1999             1999
                                                   -------------      --------
                                                   (Unaudited)


ASSETS
Current assets
 Cash and cash equivalents                          $5,376,269      $5,585,981
 Marketable securities, available for sale,
   at market value                                     527,500         606,000
 Accounts receivable, net of allowance of $40,000       87,429          76,907
 Inventories                                            64,790         118,354
 Prepaid expenses and other current assets             171,760         153,099
                                                   -----------     -----------
   Total current assets                              6,227,748       6,540,341
                                                   -----------     -----------
Property and equipment, net                            278,560         224,691
Intangible assets, net                               5,522,111       6,024,121
Other assets                                            26,181          22,781
                                                   -----------     -----------
                                                   $12,054,600     $12,811,934
                                                   ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Accounts payable and accrued expenses             $   530,987     $   453,336
 Deferred compensation                                 100,000         100,000
 Loans and advances from TSG officer                    37,203         144,348
 Current maturities of long-term debt                   44,616          43,411
                                                   -----------     -----------
  Total current liabilities                            712,806         741,095

Long term debt, net of current maturities              254,921         266,537
                                                   -----------     -----------
  Total liabilities                                    967,727       1,007,632
                                                   -----------     -----------
Minority interest                                      692,072         704,500

Commitment and contingencies

Shareholders' equity
  Common stock, $.0033 par value; 10,000,000 shares
    authorized; issued and outstanding;
    6,163,870  on September 30, 1999
    and 6,063,870  on June 30, 1999                     20,341          20,011
        Additional paid-in capital                  22,965,044      17,726,374
        Unamortized value of warrant grants         (2,290,417)            -
        Accumulated deficit                        (10,597,512)     (7,022,428)
        Accumulated other comprehensive income         297,345         375,845
                                                   -----------     -----------
          Total shareholders' equity                10,394,801      11,099,802
                                                   -----------     -----------
                                                   $12,054,600     $12,811,934
                                                   ===========     ===========

            See notes to condensed consolidated financial statements

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLDIATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
                                  (Unaudited)


                                                  For the three months ended
                                                        September 30,
                                                  --------------------------
                                                     1999            1998
                                                     ----            ----

Sales                                             $   137,951     $   44,753
Cost of sales                                          96,169         16,299
                                                  -----------     ----------
Gross profit                                           41,782         28,454
Operating expenses                                -----------     ----------
  General and administrative                        2,868,808        835,699
  Research and development                            184,718         13,104
  Sales and marketing                                 606,007      1,001,156
                                                  -----------     ----------
                                                    3,659,533      1,849,959
                                                  -----------     ----------
Loss before other income (expense)                 (3,617,751)    (1,821,505)

Other income (expense)
  Investment income                                    45,730         15,716
  Minority interest                                     7,428           -
  Interest expense                                    (10,491)          -
                                                  -----------     ----------
Net loss                                           (3,575,084)    (1,805,789)

Other comprehensive income (loss):
  Marketable securities valuation adjustment           78,500        (41,186)
                                                  -----------     ----------
Comprehensive income (loss)                       $(3,496,584)   $(1,846,975)
                                                  ===========     ==========
Basic and diluted net loss per share              $      (.59)   $      (.42)
                                                  ===========     ==========
Weighted average common
  shares outstanding                                6,068,218      4,313,870
                                                  ===========     ==========


            See notes to condensed consolidated financial statements

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                  For the three months ended
                                                        September 30,
                                                  --------------------------
                                                     1999            1998
                                                     ----            ----

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS


Cash flows from operating activities
   Net loss                                      $(3,575,084)    $(1,805,789)
   Adjustments to reconcile net loss to net
     cash used in operating activities
   Depreciation and amortization                     516,719           3,541
   Noncash charge to operations with respect to
     common stock and warrants issued for
     services                                      1,553,583       1,246,375
   Minority interest                                 (12,428)           -


Changes in operating assets and liabilities
   Accounts receivable                               (10,522)        (44,809)
   Inventories                                        53,564        (127,931)
   Other assets                                          -               993
   Prepaid expenses and other current assets         (73,661)           -
   Accounts payable and accrued expenses              77,651          78,900
                                                  ----------      ----------
     Net cash used in operating activities        (1,470,178)       (648,720)
                                                  ----------      ----------

Cash flows from investing activities
  Purchase of marketable securities                    -              (3,034)
  Proceeds from assets held for sale, net              -              40,764
  Issuance of note receivable                        (50,000)           -
  Purchase of property and equipment                 (68,578)        (34,753)
  Payments of security deposits                       (3,400)         (4,211)
                                                  ----------      ----------
     Net cash used in investing activities          (121,978)         (1,234)
                                                  ----------      ----------
Cash flows from financing activities
  Repayment of advances from TSG officer            (107,145)           -
  Repayment of long term debt                        (10,411)           -
  Cash proceeds from private sale of common stock  1,500,000            -
                                                  ----------      ----------
    Net cash provided by financing activities      1,382,444            -
                                                  ----------      ----------
Net decrease in cash and cash equivalents           (209,712)       (649,954)

Cash and cash equivalents, beginning of period     5,585,981       1,118,416
                                                  ----------      ----------
Cash and cash equivalents, end of period          $5,376,269      $  468,462
                                                  ==========      ==========

            See notes to condensed consolidated financial statements

                             NETWOLVES CORPORATION

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

     Intangible assets


     Intangible assets at September 30, 1999 consist of assets acquired in connection with the Company's purchase business combination effective June 30, 1999 (Note 4). These assets consist of training content (including a training library, industry benchmarking data and the Profit Coach profitability analysis module) with a fair value of $1,000,000. The remaining portion of the intangible asset (approximately $5,024,000) is allocated to goodwill. The training content and the goodwill will be amortized over their estimated usseful lives of 3 years.


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


     The purchase price approximated $4,095,000 (exclusive of acquisition costs of $82,875), which consisted of 180,000 shares of NetWolves restricted common stock valued at $22.75 per share (fair value of the common stock was based on its quoted market price on the effective date of the acquisition). The acquisition has been accounted for with an effective date of June 30, 1999 using the purchase method of accounting. Accordingly, assets and liabilities were recorded at their fair values as of June 30, 1999, and operations of SMCI have been included in the Company's condensed consolidated statements of operations commencing July 1, 1999.

                             NETWOLVES CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                 THREE MONTHS ENDED SEPTEMBER 30, 1999 and 1998


4    Purchase acquisition (continued)

     An allocation of the fair value of the assets acquired and liabilities assumed at June 30, 1999 is as follows:



           Purchase price
             NetWolves common stock issued                       $4,095,000
             Acquisition costs                                       82,875
                                                                 ----------
                                                                 $4,177,875
                                                                 ==========
           Allocation of purchase price
            Fair value of tangible assets and liabilities
             Current assets                                      $   70,221
             Non-current assets                                      35,255
             Current liabilities                                   (443,909)
             Non-current liabilities                               (266,537)
             Advances to TSG, net of cash acquired of $412,224     (536,776)
                                                                 ----------
                                                                 (1,141,746)
                                                                 ----------
         Minority interest
           Common stock and additional paid-in capital             (454,500)
           Preferred stock                                         (250,000)
                                                                 ----------
                                                                   (704,500)
                                                                 ----------
        Intangible assets acquired                                6,024,121
                                                                 ----------
                                                                 $4,177,875
                                                                 ==========


At the time of the Merger and in accordance with TSG's newly formed stock option plan, the SMCI shareholders (who are all employees of TSG) received 605,000 five-year options to purchase TSG common stock at an exercise price of $.35 per share. The options were issued in proportion to the SMCI shareholders' ownership interest. The intrinsic value of these options (plus the 70,000 shares of TSG common stock) totalled $430,000, which has been reflected in the allocation of the purchase price. Additionally, the SMCI shareholders are entitled to an additional 175,000 options to purchase TSG common stock (with an exercise price at fair value at the time of grant), subject to TSG meeting specific earnings targets over the three years ending June 30, 2000, 2001 and 2002. These options will be accounted for as compensation expense in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in such future periods. All of the shareholders of SMCI entered into 3-year employment agreements with TSG.

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

     The following unaudited pro forma financial information for the three months ended September 30, 1998 has been prepared assuming that the acquisition of SMCI had taken place at the beginning of such period presented. The pro forma information is not necesarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning of the period, nor is it necessarily indicative of the results that may occur in the future. Pro forma information for the three months ended September 30, 1999 is not presented, since the results of SMCI are reflected in the Company's consolidated results for the entire period.

                                                        Three months
                                                           ended
                                                        September 30,
                                                           1998
                                                        -------------
                                                         (unaudited)

                Revenue                                  $   408,000
                Net loss                                 $(1,800,000)
                Basic and diluted net loss per share     $      (.41)

5    Shareholders' equity

     Common stock issuances

     On September 29, 1999, the Company sold 100,000 shares of unregistered common stock to an accredited investor at $15 per share (a total of $1,500,000) exclusive of commissions totaling $105,000.

     Warrants


     -- On July 26, 1999 and in connection with the Company entering into an agreement with Comdisco, Inc. ("Comdisco"), Comdisco was granted a five-year warrant to purchase 125,000 shares of the Company's unregistered common stock, at an exercise price of $10 per share. The warrants are immediately exercisable. The value of the warrants of $2,390,000 will be amortized over the initial term of the agreement (four years) and has been calculated using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility of 65%, risk-free interest rate of 5.84%, and an expected term of five years.

     -- For services rendered, on July 31, 1999, a financial consultant of the Company was granted a five-year warrant to purchase 100,000 shares of common stock, at an exercise price of $12 per share. The warrants are immediately exercisable and the shares issuable pursuant to the warrants have piggyback registration rights. The value of the warrants of 1,704,000 will be amortized over a period of three months and has been calculated using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility of 65%, risk-free interest rate of 5.84%, and an expected term of five years.

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


                                                       Three Months Ended
                                                          September 30,
                                                       -------------------
                                                       1999          1998
                                                       ----          ----
        Revenue
          Technology                                $    13,200   $    44,753
          Training and consulting                       124,751         -
                                                    -----------   -----------
            Total                                   $   137,951   $    44,753
                                                    ===========   ===========

        Operating income (loss)
          Technology                                $(2,692,352)  $(1,821,505)
          Training and consulting                      (925,399)        -
                                                    ------------  -----------
            Total                                   $(3,617,751)  $(1,821,505)
                                                    ============  ===========
        Identifiable assets
          Technology                                $ 5,030,452
          Training and consulting                     7,024,148
                                                    ------------
            Total                                   $12,059,600
                                                    ============


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

     Under the agreement, the Company intends to lease the FoxBox to its customers for 48 months at a monthly fee estimated under the agreement at $200. Comdisco will then acquire all of the rights, title and interest in the equipment with the exception of intellectual rights, software upgrades and software application and content and take an assignment of the lease from the Company, without recourse. At the time of assignment, Comdisco will pay the Company 95% of the present value of the rental stream using an interest rate commensurate with each customer's credit rating and prevailing market rates.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     Overview

     The Company is a corporation with a limited operating history, formed in February 1998, when it commenced field trial and limited sales of its primary product, "The FoxBox". Additionally, efforts were made to obtain operating capital and convert the Company to a public entity. This was successfully accomplished through a reverse merger with Watchdog Patrols, Inc., a publicly traded (OTCBB), non-reporting corporation. Operating expenses have increased significantly since the Company's inception. This reflects the cost associated with the formation of the Company as well as increased efforts to promote sales of the FoxBox (Multi- services Internet communications gateway), recruit personnel, build operating infrastructure and continued product development. The FoxBox is a multi-functional product that connects business networks [Local Area Networks (LANs) and Wide Area Networks (WANs)] to the Internet. It supports secure access to the Internet for 3 to 400 users through a single connection, provides advanced electronic mail functions for unlimited users and delivers firewall security. The Company's initial target markets are the end users in small and mid-size businesses and large organizations with satellite offices. In January 1999 the Company was able to secure two Agreements which have the potential to generate significant revenue the terms of the agreements. The first of which would be the TSG ("Sullivan") agreements whereby Sullivan appointed the Company as its exclusive provider of the Company's multi-service Internet delivery system (known as "FoxBox") to be used in conjunction with Sullivan's proprietary interactive distance learning training programs. The period of the agreement is for a term of five years. In July 1999, the Company acquired TSG and in July 1999 secured a credit facility with Comdisco, Inc. to finance the anticipated sales to be generated from the application of the FoxBox technology to TSG's client base. Comdisco also has agreed to provide management, installation and technology services for FoxBoxes sold to this client base. The second agreement is with Anicom, Inc. ("Anicom"). The Company entered into a five-year exclusive master distribution agreement with Anicom, Inc. to distribute the FoxBox throughout North America.

     The Company has a limited operating history in which to base an evaluation of the business and prospects. The Company's prospects must be considered in light of the risks frequently encountered by companies in their early stages, particularly for companies in the rapidly evolving technology industry. Certain risks for the Company include, but are not limited to an unproven business model, capital requirements and growth management. To counter this risk, the Company must, among other things, increase its customer base, continue to develop its distribution network and product offerings, successfully execute its business and marketing plan, and expand the operating infrastructure. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company's financial condition and results of operations. Since inception, the Company has incurred significant losses and as of September 30, 1999 had an accumulated deficit of approximately $10.4 million. The Company believes that its success depends in large part on its ability to create market awareness and acceptance for the FoxBox, raise additional operating capital to grow operations, build technology and non-technology infrastructures, expand the sales force and distribution network, and continue new product R&D.


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


     Operating expenses were $3,659,533 and $1,849,959 for the three months ended September 30, 1999 and September 30, 1998, respectively. The increase in operating expense is primarily due to the continued growth of the Company and the addition of the training and consulting business segment. The operating expenses for September 30, 1999 consisted primarily of $2,868,808 of general and administrative costs relating to the establishment of the infrastructure and the continued operations of the business. $184,718 of costs were incurred relating to research and development, and $606,007 related to selling and marketing. Included in the above mentioned operating expenses are $1,553,583 of non-cash compensation for services in the form of the Company's common stock and options. Operating expenses for the period June 30, 1998 were limited and provide an inadequate basis for comparability purposes.


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

     NetWolves had cash and cash equivalents of $5.3 million at September 30, 1999. In November 1999, the Company completed a private sale of an additional 182,500 shares of common stock to accredited investors for $2.5 million (net of expenses of approximately 7%). Management believes that the Company has adequate capital resources to meet its working capital needs for at least the next twelve months based upon its current operating level. However, there can be no assurance that the Company will have sufficient capital to finance its planned growth. The Company intends to raise additional monies from the sale of its capital stock to fund its growth over the next 24 to 36 months.

     Year 2000 Issues

     Background Some computers, software, and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decisions, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to commonly referred to as the "Millennium Bug" or "Year 2000 problem.

     Assessment The Year 2000 problem could affect computers, software, and other equipment which NetWolves Corporation uses, operates, or maintains. Accordingly, NetWolves Corporation has reviewed its internal computer programs and systems to ensure that the programs and systems are Year 2000 complaint. NetWolves Corporation presently believes that its computer systems are Year 2000 complaint. However, while the estimated cost of these efforts is not expected to be material to its overall financial position, or any year's results of operations, there can be no assurance to this effect.

     Products Sold to Consumers NetWolves Corporation believes that it has substantially identified and resolved all potential Year 2000 problems with the software products it develops and markets. However, it also believes that is not possible to determine with complete certainty that all Year 2000 problems affecting its products have been identified or corrected due to the complexity of these products and the fact that these products interact with other third party vendor products and operate with other systems which are not under its control.

     NetWolves Corporation recognizes the significance of the Year 2000 issue as it relates to internal systems, including IT and non-IT systems. To that extent NetWolves Corporation has achieved the following:

     Internal Information Technology Infrastructure NetWolves Corporation believes that it has identified, modified upgraded, or replaced substantially all of the major computers, software applications, and related equipment used in connection with its internal operations in order to minimize the possibility of a material disruption to its business. While most of the upgrades were planned as part of a general enhancement to its infrastructure, the timing of the upgrades also result in Year 2000 compliance.

     Systems Other than Information Technology Systems In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 problem. NetWolves Corporation has assessed and remediated the effect of the Year 2000 problem on its office and facilities equipment under its control, and the total costs associated with completing the required modifications, upgrades, or replacements of these internal systems were not material.

     Suppliers NetWolves Corporation has initiated communications, including surveys, with business critical third party suppliers of the major computers, software, and other equipment which it uses, operates, or maintains to identify and, to the extent possible, to resolve issues involving the Year 2000 problem. NetWolves Corporation has received vendor certification that all of its business critical information technology systems, including internal communications systems, accounting and finance systems, customer service systems, and sales and marketing tracking systems, are Year 2000 compliant. Accordingly, NetWolves Corporation does not anticipate any significant Year 2000 problems with these systems; however, it cannot ensure that these suppliers will resolve any or all of their Year 2000 problems with these systems before the occurrence of a material disruption to its business or that of its customers. NetWolves Corporation believes that its primary exposure is presently with respect to public utilities and telecommunications suppliers. Any failure of these third parties to resolve Year 2000 problems with their systems in a timely manner could have a material adverse affect on NetWolves Corporation business, financial condition, and results of operation.

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

     Banking Relationships NetWolves Corporation has confined its banking relationships to top tier financial institutions who have represented that their respective systems are Year 2000 complaint. Any failure of these banks to resolve Year 2000 problems with their systems in a timely manner would result in financial inconvenience and, depending upon the duration of the failure, could have a material adverse affect on NetWolves Corporation financial condition and results of operation.

     Most Likely Consequences of Year 2000 Problems NetWolves Corporation believes that it has identified all Year 2000 problems that could materially adversely affect its business operations. However, it does not believe that it is possible to determine with complete certainty that all Year 2000 problems which effect it have been identified or corrected.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:   Exhibit  27  Financial   Data  Schedule  (for   electronic
          submission only).

     (b) Reports on Form 8-K: Report on Form 8-K dated July 7, 1999, as amended.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    BY:     NETWOLVES CORPORATION


                                        /s/ Walter M. Groteke
                                        --------------------------
                                        Walter M. Groteke
                                        Chief Executive Officer

                                       /s/  Peter C. Castle
                                       --------------------------
                                       Peter C. Castle
                                       Secretary -Treasurer



Date: February 9, 2000