Form 10-K/A
period 1999-06-30
NETWOLVES CORP
filed 2000-02-10
CIK 1084103

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                 AMENDMENT No. 2


[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended June 30, 1999
                               or
[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from      to

                           Commission File No. 0-25831

                              NetWolves Corporation
             (Exact name of registrant as specified in its charter)

               New York                           11-3430302
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization

200 Broadhollow Road, Melville, New York            11747
(Address of Principal Executive Offices)         (Zip Code)

Registrant's telephone number, including area code:  (516) 393-5016

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0033 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X[   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X ].

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

     The Company's strategy is to establish the FoxBox as the standard for enterprise-wide network connectivity worldwide. To achieve its objectives worldwide, NetWolves seeks to form relationships with leading companies in their respective areas to deliver application-specific internet solutions to organizations worldwide. In furtherance of this objective, the Company has entered into agreements with Anicom, Inc. and Comdisco, Inc., and has acquired The Sullivan Group ("TSG"), Inc.

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

     In July 1999, the Company entered into a merger agreement pursuant to which it acquired the outstanding capital stock of The Sullivan Group in exchange for 180,000 restricted shares of the Company's common stock. The five principal officers and employees of The Sullivan Group were retained under long-term employment contracts. To finance the anticipated sales to be generated from the application of the FoxBox technology to The Sullivan Group's client base, in July 1999, the Company entered into an agreement with Comdisco, Inc. under which Comdisco has provided the Company access to a credit facility for up to 40,000 locations. This credit facility is intended to be utilized in connection with Comdisco installing the FoxBox in up to 40,000 locations over a four year period. Comdisco also has agreed to provide management, installation and technology services with respect to the sale of the FoxBox to The Sullivan Group's clients.


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

Products and Services


     The FoxBox is a multi-services internet communications gateway that offers a combined internet access and firewall security solution. The FoxBox includes the following products or services which would have to be purchased separately to achieve the same functionality: an exchange server, a web server, a firewall which protects the computers of a private network from access by other users, a router, internet hardware and software setup, and product training. The FoxBox costs substantially less than purchasing its functionality in separate products, which costs would exceed $30,000. Further, its "all-in-one" solution significantly reduces costly network administration overhead, since there are less divergent components to administer in the FoxBox. Each of the features in the FoxBox is designed to work together using integrated hardware and software, and a common interface. This facilitates expansion and support of the converging voice and data industries. NetWolves currently offers five FoxBox models: FoxBox DDR, at a suggested wholesale price of $3,400; FoxBox ISDN, at a price of $4,400; FoxBox 56K, for $5,500; FoxBox T1, for $7,100; and FoxBox S2E, for $4,100.


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

Anicom


     In January 1999, NetWolves entered into an agreement with Anicom. The agreement appoints Anicom as NetWolves' exclusive master distributor of its products throughout North America for a five year period. There are minimum purchase requirements under the agreement to maintain exclusivity though there are no specific purchase commitments beyond its initial order which was delivered in March/April 1999. NetWolves has also reserved the right to make direct sales or leases of its products to customers, distributors and Anicom resellers during the term of the agreement provided that it pays a stipulated commission to Anicom of such sales. The agreement further provides for Anicom to maintain inventory of NetWolves' products and to distribute these products throughout its 75 locations in the United States. The agreement provides for certain rights of termination, including the option of NetWolves to terminate during the first two years of the agreement on 30 days prior written notice provided that, as a condition to the effectiveness of such termination, NetWolves shall pay Anicom a stipulated fee. Anicom's only rights to terminate are in the event of bankruptcy or insolvency proceedings against NetWolves or in the event the products covered the agreement cease to be manufactured by or on behalf of NetWolves. In the event of termination by Anicom, Anicom has the right, but not the obligation, to direct NetWolves to repurchase from Anicom any portion of any new undamaged and unused products sold within a one year period and owned by and remaining in Anicom's inventory. For the fiscal year ended June 30, 1999, the Company shipped approximately $1,700,000 of product to Anicom which accounted for approximately 95% of the Company's revenue for such fiscal year. The Company does not believe the loss of Anicom would have a material effect on its operations since its current business strategy is the direct sales of its products to customers and does not intend to rely on Anicom substantially in future business operations.


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


     To finance the anticipated sales to be generated from the application of the FoxBox technology to TSG's client base, in July 1999, the Company entered into an agreement with Comdisco under which Comdisco has provided the Company access a credit facility to be utilized in connection with Comdisco installing the FoxBox in up to 40,000 locations over a four year period. Under the agreement, the Company intends to lease the FoxBox to its customers for 48 months at a monthly fee estimated under the agreement at $200 . Comdisco will then acquire all of the right, title and interest in the equipment with the exception of intellectual property rights, software upgrades and software application and content and take an assignment of the lease from the Company, without recourse. At the time of assignment, Comdisco will pay the Company 95% of the present value of the rental stream using an interest rate commensurate with each customer's credit rating and prevailing market rates.


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

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     (a) NetWolves' common stock has traded on the OTC Bulletin Board under the symbol "WOLV" since December 1998. Prior to the December name and symbol change, the Company's stock traded under the symbol "WDGT", Watchdog Patrols, Inc. The following table sets forth the high and low closing prices for the common stock for the calendar quarters indicated:


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

     The transfer agent and registrar of NetWolves' Common Stock is American Stock Transfer and Trust Co., 40 Wall Street, New York, New York 10005.


     (b) (i) In May and June 1999 in connection with a private offering of 80 units, with each unit consisting of 10,000 shares of common stock at $7.50 per share, the Company issued 800,000 shares of its common stock to approximately 80 accredited investors for an aggregate of $6,000,000. Joseph Gunnar & Co., LLC acted as the placement agent for this offering for which they received a 9% commission and unallocated expenses of $160,000, They also received 80,000 warrants exercisable for four years commencing in May 2000 at an exercise price of $9.375 per share. This was a transaction by the Company not involving any public offering which was exempt from the registration requirements under the Securities Act pursuant to Section 4(2) and Rule 506 of Regulation D thereof.

          (ii) In July 1999, 60,000 shares of the Company's common stock were issued to Internet Technologies, Inc. for services rendered in connection with negotiations and structuring the private offering with Joseph Gunnar & Co., LLC This was a transaction by the Company not involving any public offering which was exempt from the registration requirements under the Securities Act pursuant to Section 4(2) thereof.

          (iii) On June 30, 1999, an aggregate of 180,000 shares of the Company's common stock were issued to the five principals of the acquired company as partial consideration for the acquisition of The Sullivan Group, Inc. pursuant to a merger agreement with the Company. The shareholders purchased the shares for investment purposes only and are restricted from selling, transferring or pledging such shares for an 18 month period. This was a transaction by the Company not involving any public offering which was exempt from the registration requirements under the Securities Act pursuant to Section 4(2) thereof.

          (iv) From September 29, 1999 through November 4, 1999, an aggregate of 282,500 shares of the Company's common stock were issued to 17 accredited investors at a price of $15 per share for an aggregate sum of $4,237,500. This was a transaction by the Company not involving any public offering which was exempt from the registration requirements under the Securities Act pursuant to
Section 4(2) and Rule 506 of Regulation D thereof.

ITEM 6.   SELECTED FINANCIAL DATA

     The  following   selected   financial   data  has  been  derived  from  the
consolidated financial statements included elsewhere in this report and should be read in conjunction with such financial statements.


                                        Period from
                                        February 13, 1998
                                        (inception) to           Year ended
                                        June 30, 1998            June 30, 1999
                                        ------------------       -------------

Statements of Operations Data:
 Net sales                                $    29,621             $ 1,789,144
 Cost of sales                                  5,681                 582,724
                                          -----------             -----------


 Gross profit                                  23,940               1,206,420
 Operating expenses                           149,510               8,666,381
                                          -----------             -----------
 Loss before other income (expense)
   and benefit from income taxes             (125,570)             (7,459,961)
 Interest income (expense), net                 2,666                  48,154
 Other income                                   3,490                 488,793
                                          -----------             -----------

 Loss before benefit from income taxes       (119,414)             (6,923,014)
 Benefit from income taxes                     20,000                   -
                                          -----------             -----------

 Net loss                                 $   (99,414)            $(6,923,014)
                                          ===========             ===========

 Basic and diluted net loss per share    $      (0.04)            $     (1.48)
                                          ===========             ===========

 Weighted average common shares
     outstanding                            2,810,102               4,691,651
                                          ===========             ===========

                                                      June 30,
                                            1998                      1999
                                            ----                      ----
Financial position:
 Cash and cash equivalents               $  1,118,416             $5 ,585,981
 Marketable securities, available
   for sale                                 1,063,828                 606,000
 Working capital                            2,918,327               5,799,246
 Total assets                               2,959,451              12,811,934
 Long-term debt, net of current maturities          0                 266,537
 Minority interest                                  0                 704,500
 Total shareholders' equity                 2,928,003              11,099,802

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

     This Form 10-K includes, without limitation, certain statements containing the words "believes", "anticipates", "estimates", and words of a similar nature, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-K are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.


Overview

     The Company is a corporation with a limited operating history, formed in February 1998, when it commenced field trial and limited sales of its primary product, "The FoxBox". Additionally, efforts were made to obtain operating capital and convert the Company to a public entity. This was successfully accomplished through a reverse merger with Watchdog Patrols, Inc., a publicly traded (OTCBB), non-reporting corporation. Operating expenses have increased significantly since the Company's inception. This reflects the cost associated with the formation of the Company as well as increased efforts to promote market awareness for the FoxBox (Multi-services Internet communications gateway), solicit new customers, recruit personnel, build operating infrastructure and continued product development. The FoxBox is a multi-functional product that connects business networks [Local Area Networks (LANs) and Wide Area Networks
(WANs)] to the Internet. It supports secure access to the Internet for 3 to 400 users through a single connection, provides advanced electronic mail functions for unlimited users and delivers firewall security. The Company's initial target markets are the end users in small and mid-size businesses and large organizations with satellite offices. In January 1999 the Company was able to secure two Agreements which have the potential to generate significant revenues over the term of the agreement. The first of which would be TSG ("Sullivan") agreement whereby Sullivan appointed the Company as its exclusive provider of the Company's multi-service Internet delivery system (known as "FoxBox") to be used in conjunction with Sullivan's proprietary interactive distance learning training programs. The period of the agreement is for a term of five years. In July 1999, the Company acquired TSG and in July 1999 secured a credit facility with Comdisco, Inc. to finance the anticipated sales to be generated from the application of the FoxBox technology to TSG's client base in up to 40,000 locations over a four year period. Under the agreement, the Company intends to lease the FoxBox to its customers for 48 months at a monthly fee estimated under the agreement at $200 . Comdisco will then acquire all of the right, title and interest in the equipment with the exception of intellectual property rights, software upgrades and software application and content and take an assignment of the lease from the Company, without recourse. At the time of assignment, Comdisco will pay the Company 95% of the present value of the rental stream using an interest rate commensurate with each customer's credit rating and prevailing market rates. The second agreement is with Anicom, Inc. ("Anicom"). The Company entered into a five-year exclusive master distribution agreement with Anicom, Inc. to distribute the FoxBox throughout North America.


     The Company has a limited operating history in which to base an evaluation of the business and prospects. The Company's prospects must be considered in light of the risks frequently encountered by companies in their early stages, particularly for companies in the rapidly evolving technology industry. Certain risks for the Company include, but are not limited to unproven business model, capital requirements and growth management. To counter this risk, the Company must, among other things, increase its customer base, continue to develop its distribution network, successfully execute its business and marketing plan, and expand the operating infrastructure. There can be no assurance that the Company will be successful in addressing such risk, and the failure to do so could have a material adverse effect on the Company's financial condition and results of operations. Since inception the Company has incurred significant losses and as of June 30, 1999 had an accumulated deficit of approximately $7 million. The Company believes that its success depends in large part on its ability to create market awareness and acceptance for the FoxBox, raise additional operating capital to grow operations, build technology and non-technology infrastructures, expand the sales force and distribution network, and continue new product R&D.


Results of Operations
For the year ended June 30, 1999 compared to the period from February 13, 1998 (inception) through June 30, 1998

     The net sales from operations were $1,789,144 and $29,621 for the periods June 30, 1999 and June 30, 1998, respectively. Sales in 1999 almost entirely relate to the initial stocking order of 500 FoxBox units sold to Anicom in March/April 1999. $58,429 of dividend and interest income was generated through June 30, 1999 as compared to $6,156 for the period ended June 30, 1998. The increase is primarily attributable to the relative short time for which the securities were held in the prior period. Additionally, the Company had a gain of $478,518 on the sale of marketable securities.

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


     Operating expenses were $8,666,381 and $149,510 for the periods June 30, 1999 and June 30, 1998, respectively. The operating expenses for June 30, 1999 consisted primarily of $6,053,754 of general and administrative costs relating to the establishment of the infrastructure and the continued operations of the business. $418,109 of costs were incurred relating to research and development, and $2,194,518 related to selling and marketing. Included in the above mentioned operating expenses are $5,162,750 of compensation for services in the form of the Company's common stock and options. Operating expenses for the period June 30, 1998 were limited and provide an inadequate basis for comparability purposes.

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

     In July 1999 the Company secured a credit facility with Comdisco, Inc. to finance the anticipated sales to be generated from the application of the FoxBox technology to TSG's client base in up to 40,000 locations over a four year period. Under the agreement, the Company intends to lease the FoxBox to its customers for 48 months at a monthly fee estimated under the agreement at $200. Comdisco will then acquire all of the right, title and interest in the equipment with the exception of intellectual property rights, software upgrades and software application and content and take an assignment of the lease from the Company, without recourse. At the time of assignment, Comdisco will pay the Company 95% of the present value of the rental stream using an interest rate commensurate with each customer's credit rating and prevailing market rates.

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

Year 2000 Issues


     Background. Some computers, software, and other equipment include programming code in which calendar year data is abbreviated to only two digits. As a result of this design decision, some of these systems could fail to operate or fail to produce correct results if "00" is interpreted to mean 1900, rather than 2000. These problems are widely expected to increase in frequency and severity as the year 2000 approaches and are commonly referred to as the "Millennium Bug" or "Year 2000 problem.


     Assessment. The Year 2000 problem could affect computers, software, and other equipment which NetWolves Corporation uses, operates, or maintains. Accordingly, NetWolves Corporation has reviewed its internal computer programs and systems to ensure that the programs and systems are Year 2000 compliant. NetWolves Corporation presently believes that its computer systems are Year 2000 compliant. However, while the estimated cost of these efforts is not expected to be material to its overall financial position, or any year's results of operations, there can be no assurance to this effect.

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

     Banking Relationships. NetWolves Corporation has confined its banking relationships to top tier financial institutions who have represented that their respective systems are Year 2000 compliant. Any failure of these banks to resolve Year 2000 problems with their systems in a timely manner would result in financial inconvenience and, depending upon the duration of the failure, could have a material adverse affect on NetWolves Corporation financial condition and results of operation.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company and its subsidiaries and the report thereon of Hays and Co. are included herein:

      Report of Independent Public Accountants

      Consolidated Balance Sheets at June 30, 1999 and 1998

      Consolidated Statements of Operations, Cash Flows and Shareholders' Equity for the year ended June 30, 1999 and the period from February 13, 1998 (inception) to June 30, 1998

      Notes to Consolidated Financial Statements


ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
      ACCOUNTING AND FINANCIAL DISCLOSURE

 None

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company and their ages are as follows:


Name                            Age            Position
----                            ----           --------

Walter M Groteke                29        Chairman of the Board, President and
                                          Chief Executive Officer
Daniel G. Stephens              28        Vice Chairman of the Board and
                                          Chief Information Officer
Walter R. Groteke               52        Vice President - Sales and Marketing
                                          and Director
Ed Lavin                        55        Director
Louis Libin                     40        Director



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

     Daniel G. Stephens, a co-founder of the Company, has been Vice Chairman of the Board and Chief Information Officer since June 1998. Mr. Stephens directs research and development, information systems and technical support services for the Company. From May 1994 until 1997, Mr. Stephens was a senior systems engineer for Techmatics, Inc. In this capacity, he advised the Department of Justice on development of a nationwide series network infrastructure to support a law- enforcement database.

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

      Louis Libin has been a director of the Company since February 1999. From 1997 to date, Mr. Libin has been a director, Chief Technology Officer and Senior Vice President of e.TV Commerce, Inc., a Jacksonville, Florida network distribution technology company. Mr. Libin is also a director and the Chief Technology Officer of Compu-DAWN, Inc., a leading public safety software company in the United States. Louis Libin is the founder of Broadcast Communications, Inc. (Broad Comm), a broadcast project management group. Mr. Libin is a world-renowned expert in wireless communications systems. At the International Telecommunications Union in Geneva, Switzerland, Mr. Libin represents the United States on satellite and transmission issues and is currently Chairman of the expert group on interactive data services. Mr. Libin has over 15 years experience in engineering, communications, and management. From 1983 to 1986, Mr. Libin was employed by the Radio Corporation of American ("RCA") as a project manager. In 1986, RCA was acquired by the General Electric Corporation ("G.E."). From 1987 to 1997, Mr. Libin served as the Director of Technology for NBC/G.E., specializing in a broadcast transmission systems and is also an officer as Corporate Secretary or Assistant Corporate Secretary for all G.E. wholly-owned subsidiaries that deal in broadcast, with responsibility for technical developments and all Federal Communications Commission ("FCC") issues and licenses. From 1981 to 1982, Mr. Libin was employed by the Loral Corporation as Electronic Design Engineer and designed Radio Frequency ("RF") systems for the military. From 1979 to 1980 he worked for Burroughs Computer Systems, Inc. (now UNISYS) as a Field Engineer and from 1980 to 1981 for the Chryon corporation as Design Engineer.


ITEM 11.   EXECUTIVE COMPENSATION

     The following table sets forth the annual and long-term compensation with regard to the Chairman/Chief Executive Officer and each of the other executive officers of the Company who received more than $100,000 for services rendered during the first year of the Company's operations as NetWolves, which was the fiscal year ended June 30, 1999.

                           Summary Compensation Table


                                                   Annual Compensation

Name and                              Fiscal                                        Other Annual
Principal Position                     Year       Salary($) (1)         Bonus($)    Compensation($)(2)
------------------                    ------      -------------         --------    -------------------
Walter M. Groteke                      1999         $101,250                -             -
Chairman and Chief Executive Officer   1998             -                   -             -

Daniel G. Stephens                     1999          101,250                -             -
Vice Chairman and Chief Information    1998             -                   -             -
Officer

Kevin Sherlock                         1999         100,000                 -             -
Chief Operating Officer                1998             -                   -             -
-----------

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth the beneficial ownership of shares of voting stock of the Company, as of August 31, 1999, of (i) each person known by the Company to beneficially own 5% or more of the shares of outstanding common stock, based solely on filings with the Securities and Exchange Commission, (ii) each of the Company's executive officers and directors and (iii) all of the Company's executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and investment and voting power is held by, the persons named as owners.

                                     Amount and Nature
Name and Address  of                    of Shares                Percentage
Beneficial Owner                     Beneficially Owned          Ownership
---------------------               -------------------          ----------
Greenleaf Capital Partners, LLC          861,360                    13.9%
Walter M. Groteke                        528,064 (1)(2)              8.6 %
Daniel G. Stephens                       528,064 (1)(2)              8.6 %
Kevin F. Sherlock                        528,064 (2)(3)              8.6 %
Walter R. Groteke                        150,000 (1)                 2.4 %
Internet Technologies, Inc.              320,000                     5.2 %
Ed Lavin                                  50,000                      *
Louis Libin                               66,000                     1.1 %
Kirlin Securities, Inc.                  500,000 (4)                 8.1 %
Executive officers and
  directors as a group                 1,322,128                    21.4 %

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


(5) The natural person or persons who exercise sole or shared voting and dispositive powers over the shares held of record by these entities are as follows: Greenleaf Capital Partners, LLC - Mr. Phillip LoRusso and Mr.
     Edmund McCormick;  Internet Technologies,  Inc. - Mr. Louis McElwee; Kirlin
     Securities, Inc. - Mr. Anthony Kirincic.



ITEM 13.  CERTAIN  RELATIONSHIPS AND RELATED TRANSACTIONS


     On June 17, 1998, NetWolves, LLC merged into a subsidiary of Watchdog Patrols, Inc., which thereafter changed its name to NetWolves Corporation. The merger provided for exchange of securities of NetWolves, LLC for the securities of the Company. The total capital contribution to NetWolves LLC by its members was $64,245. As part of such exchange, principals of NetWolves, LLC received 2,640,322 shares of NetWolves Corporation for a per share cost of approximately $.02. Messrs. Walter M. Groteke, Daniel G. Stephens, Jr. , Kevin F. Sherlock and Keith A. Darling each received 528,064 shares and Mr. Marc Jacques received 475,258 shares. Messrs. Groteke, Stephens, Sherlock, Darling and Jacques also each received 200,000 warrants in connection with the merger, exercisable at a price of $1.63 per share. The exercise price was based upon the public trading price of Watchdog Patrols Inc's common stock at the time of the acquisition. Howard Habberstadt and Joseph Ariola acted as finders for the merger transaction for which they received 75,000 warrants and 12,500 warrants, respectively, exercisable at a price of $2.00 per share. The exercise price for the warrants issued to Messrs. Habberstad and Ariola was determined through arms-length negotiations between the parties.

     Greenleaf Capital Partners LLC was a shareholder of Watchdog Patrols, Inc. prior to the merger, having acquired 1,141,360 shares at an aggregate purchase price of $2,200,000. Greenleaf Capital received demand registration rights in connection with the merger. Pursuant to these rights, Greenleaf Capital or any member or members of Greenleaf Capital owning at least 20% of the outstanding shares of common stock owned by Greenleaf Capital, has the right to request in writing that NetWolves register such shares under a registration statement to be filed with the Securities and Exchange Commission. The Company is thereafter required to file such registration statement within sixty (60) days after receipt of the request. The Company is further obligated to maintain the effectiveness of the registration statement until the securities covered thereunder have been sold.

                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
          SCHEDULES, AND REPORTS ON FORM 8-K

(a) See Index to Financial Statements at beginning of attached financial statements.

(b)  Reports on Form 8-K

     Report on Form 8-K dated July 7, 1999, as amended.

(c)  Exhibits

     3.1   Certificate of Incorporation, as amended. *
     3.2   By-Laws. *
     4.1   Specimen common stock certificate.*
     4.2   Form of warrant to investment banking firm. *
     4.3   Form of warrant to employees. *
     10.1 Merger and Reorganization Agreement dated June 15, 1998 among Watchdog Patrols, Inc., Watchdog Acquisition Corp. and NetWolves, LLC. *
     10.2 Agreement between The Sullivan Group and NetWolves Corporation dated January 5, 1999. *
     10.3 Distribution Agreement between NetWolves Corporation and Anicom, Inc. dated as of January 18, 1999.*
     10.4 Employment Agreement between NetWolves Corporation and Daniel G. Stephens, Jr. dated June 17, 1998.*
     10.5 Employment Agreement between NetWolves Corporation and Walter M. Groteke dated June 17, 1998.*
     10.6 Employment Agreement between NetWolves Corporation and Kevin F. Sherlock dated June 17, 1998.*
     10.7 Warrant Agreement between NetWolves Corporation and Walter M. Groteke dated June 17, 1998.*
     10.8 Warrant Agreement between NetWolves Corporation and Daniel G. Stephens, Jr. dated June 17, 1998.*
     10.9 Warrant Agreement between NetWolves Corporation and Kevin F. Sherlock dated June 17, 1998.*
     10.10 Stock Option Plan.*
     10.11 Form of Indemnification Agreement*
     10.12 Settlement  Agreement and Mutual Release with Keith  Darling.*
     10.13 Settlement Agreement and Mutual Release with Mark Jacques.*
     10.14 Agreement and Plan of Merger dated as of July 7, 1999 among
           NetWolves Corporation, TSG Global Education Web, Inc. and Sales and Management Consulting, Inc., d/b/a The Sullivan Group and Duffy-Vinet Institute. **
     10.15 Master Program Agreement dated July 26, 1999 between NetWolves Corporation and Comdisco, Inc.

     10.16 First Amendment to Employment Agreement of Kevin F. Sherlock dated September 2, 1999.***


     10.17 Strategic Alliance Agreement dated as of September 10, 1999 between Boca Research, Inc. and NetWolves Technologies, Inc.
     27    Financial Data Schedule*

------
*   Previously filed as exhibits to Report on Form 10, as amended.
** Previously filed as an exhibit to Report on Form 8-K dated July 7, 1999, as amended.


*** Previously filed as an exhibit to Report on Form 10-K/A, Amendment No. 1.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of February, 2000

                              NetWolves Corporation

                                  /s/ Walter M. Groteke
                              By:__________________________________
                                 Walter M. Groteke
                                 Chairman of the Board, President
                                 and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 9, 2000 by the following persons in the capacities indicated:


/s/ Walter M. Groteke
___________________           Chairman of the Board and President
Walter M. Groteke             Chief Executive Officer

/s/ Daniel G. Stephens
___________________           Vice Chairman of the Board and
Daniel G. Stephens            Chief Information Officer

/s/ Walter R. Groteke
___________________           Vice President - Sales and Marketing
Walter R. Groteke             and Director

/s/ Peter C. Castle
___________________           Secretary and Treasurer
Peter C. Castle               Principal Financial Officer and
                              Principal Accounting Officer

___________________           Director
Ed Lavin

___________________           Director
Louis Libin

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





/s/ Hays & Company


August 12, 1999, except for Notes 14, 4 and 16, which are dated September 2, September 21 and
   September 29, 1999, respectively.
New York, New York

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                        June 30,
                                                             --------------------------
                                                                  1999         1998
                                                                  ----         ----
ASSETS


Current assets
   Cash and cash equivalents                                  $ 5,585,981   $ 1,118,416
   Marketable securities, available for sale                      606,000     1,063,828
   Accounts receivable, net of allowance for doubtful
      accounts of $40,000 and $5,000 at June 30, 1999 and
      1998, respectively                                           76,907         6,803
   Net assets held for sale (Note 5)                                  -         720,000
   Inventories                                                    118,354        22,410
   Prepaid expenses and other current assets                      153,099        18,318
                                                              -----------   -----------
      Total current assets                                      6,540,341     2,949,775


Property and equipment, net                                       224,691         4,949
Intangible assets                                               6,024,121           -
Other assets                                                       22,781         4,727
                                                              -----------   -----------
                                                              $12,811,934   $ 2,959,451
                                                              -----------   -----------


LIABILITIES AND SHAREHOLDERS' EQUITY



Current liabilities
   Accounts payable and accrued expenses                     $    453,336   $    31,448
   Deferred compensation                                          100,000           -
   Loans and advances from TSG officer                            144,348           -
   Current maturities of long-term debt                            43,411           -
                                                              -----------   -----------
           Total current liabilities                              741,095        31,448

Long-term debt, net of current maturities                         266,537           -
                                                              -----------   -----------
           Total liabilities                                    1,007,632        31,448
                                                              -----------   -----------
Minority interest                                                 704,500           -

Commitments and contingencies (Notes 5, 8, 9, 10, 12,
 13, 14 and 16)


Shareholders' equity
   Common stock, $.0033 par value; 10,000,000 shares authorized;
      issued and outstanding: 6,063,870  June 30, 1999
      and 4,313,870  June 30, 1998                                 20,011        14,236
   Additional paid-in capital                                  17,726,374     3,012,159
   Accumulated deficit                                         (7,022,428)      (99,414)
   Accumulated other comprehensive income                         375,845         1,022
                                                              -----------   -----------
         Total shareholders' equity                            11,099,802     2,928,003
                                                              -----------   -----------
                                                              $12,811,934   $ 2,959,451
                                                              ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements.


                                      F-2

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Period from
                                                                         February 13,
                                                                           1998
                                                         Year ended     (inception) to
                                                        June 30, 1999   June 30, 1998
                                                        -------------   --------------


        Sales                                            $ 1,789,144    $    29,621


        Cost of sales                                        582,724          5,681
                                                         -----------    -----------
        Gross profit                                       1,206,420         23,940
                                                         -----------    -----------
        Operating expenses
           General and administrative                      6,053,754        105,047
           Research and development                          418,109            -
           Sales and marketing                             2,194,518         44,463
                                                         -----------    -----------
                                                           8,666,381        149,510
                                                         -----------    -----------
       Loss before other income (expense)
          and benefit from income taxes                   (7,459,961)      (125,570)

        Other income (expense)
           Interest income                                    48,609          3,011
           Gain on sale of marketable securities             478,518            -
           Dividend income                                    10,275          3,490
           Interest expense                                     (455)          (345)
                                                         -----------    -----------
        Loss before benefit from income taxes             (6,923,014)      (119,414)

        Benefit from income taxes                                -           20,000
                                                         -----------    -----------
        Net loss                                         $(6,923,014)   $   (99,414)
                                                         -----------    -----------
        Basic and diluted net loss per share             $     (1.48)   $     (0.04)
                                                         -----------    -----------
        Weighted average common
         shares outstanding                                4,691,651      2,810,102
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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

           PERIOD FROM FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998
                      AND FOR THE YEAR ENDED JUNE 30, 1999

                                                                            Accumulated
                                                     Additional                other          Total
                                   Common Stock       paid-in   Accumulated  comprehensive shareholders' Comprehensive
                                  Shares   Amount     capital      deficit     income         equity     income (loss)
                                  ------   ------    ---------- ----------- -------------- ------------- ------------

Initial capital contributions
 to NetWolves, LLC                  100  $ 64,245  $       -     $       -    $     -      $  64,245

Reverse Acquisition, June 17,
 1998 (Note 3)
  Exchange of NetWolves, LLC
   membership interests            (100)  (64,245)         -             -          -        (64,245)


  Issuance of common stock to
   owners of NetWolves, LLC   2,640,322     8,713       55,532           -          -         64,245

  Outstanding common stock of
   Watchdog Patrols, Inc.     1,673,548     5,523    2,956,627           -          -      2,962,150

Marketable securities
 valuation adjustment               -         -                                   1,022        1,022    $     1,022

Net loss, period from
 February 13, 1998
 (inception) to June 30,
  1998                              -         -            -         (99,414)       -        (99,414)       (99,414)
                              ---------  --------   ----------   -----------  ---------    ---------    -----------
    Total comprehensive loss                                                                            $   (98,392)
                                                                                                        ===========
Balance, June 30, 1998        4,313,870    14,236    3,012,159       (99,414)     1,022    2,928,003


Common stock and warrants
 issued for services            770,000     2,541    5,160,209           -          -      5,162,750

Proceeds from sale of warrants      -         -        300,000           -          -        300,000

Common stock issued in private
 placement, net of expenses     800,000     2,640    5,350,085           -          -      5,352,725

Adjustment to fair value of
 Reverse Acquisition                -         -       (190,485)          -          -       (190,485)

Common  stock issued in
 purchase business
  combination (Note 4)          180,000       594    4,094,406           -          -      4,095,000

Marketable securities
 valuation adjustment               -         -            -             -      374,823      374,823    $   374,823

Net loss, year ended
 June 30, 1999                      -         -            -      (6,923,014)       -     (6,923,014)    (6.923,014)
                              ---------  --------   ----------   -----------  ---------    ---------    -----------
       Total comprehensive loss                                                                          (6,548,191)
                                                                                                        ===========
Balance, June 30, 1999        6,063,870  $ 20,011  $17,726,374   $(7,022,428) $ 375,845  $11,099,802
                              =========  ========  ===========   ===========  =========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Period from
                                                                                   February 13,
                                                                                       1998
                                                                     Year ended    (inception) to
                                                                    June 30, 1999   June 30, 1998
                                                                    -------------  --------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities
   Net loss                                                          $(6,923,014)  $   (99,414)
   Adjustments to reconcile net loss to net cash used in
      operating activities
         Depreciation and amortization                                    15,896           401
         Realized gain on sale of marketable securities                 (478,518)          -
         Provision for doubtful accounts                                  35,000         5,000
         Common stock and warrants issued for services                 5,162,750           -
         Deferred income tax benefit                                         -         (20,000)


   Changes in operating assets and liabilities
      Accounts receivable                                                (34,883)       (11,803)
      Inventories                                                        (95,944)       (22,410)
      Prepaid expenses and other current assets                         (134,781)       (18,318)
      Accounts payable and accrued expenses                              187,863         31,448
                                                                     -----------   ------------
         Net cash used in operating activities                        (2,265,631)      (135,096)
                                                                     -----------   ------------
Cash flows from investing activities
   Proceeds from the sale of marketable securities                     1,311,169            -
   Proceeds from assets held for sale, net                               549,515            -
   Purchases of property and equipment                                  (200,383)        (5,350)
   Advances to subsidiary, net of cash acquired of
      $412,224, plus acquisition costs paid of $25,000                  (561,776)           -
   Payments of security deposits                                         (18,054)        (4,727)
                                                                     -----------   ------------
          Net cash provided by (used in) investing activities          1,080,471        (10,077)
                                                                     -----------   ------------
Cash flows from financing activities
   Proceeds from initial capital contribution                                -           64,245
   Cash acquired in Reverse Acquisition                                      -        1,460,366
   Transaction costs paid in connection
    with Reverse Acquisition                                                 -         (261,022)
   Cash proceeds from issuance of common stock, net of
    financing costs paid of $647,275                                   5,352,725            -
   Cash proceeds from sale of warrants                                   300,000            -
                                                                     -----------   ------------
          Net cash provided by financing activities                    5,652,725      1,263,589
                                                                     -----------   ------------
Net increase in cash and cash equivalents                              4,467,565      1,118,416

Cash and cash equivalents, beginning of period                         1,118,416            -
                                                                     -----------  -------------
Cash and cash equivalents, end of period                             $ 5,585,981    $ 1,118,416
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

                     NETWOLVES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Period from
                                                                                   February 13,
                                                                                       1998
                                                                     Year ended    (inception) to
                                                                    June 30, 1999   June 30, 1998
                                                                    -------------  --------------

(continued)


SUPPLEMENTAL DISCLOSURE OF NONCASH
   INVESTING AND FINANCING  ACTIVITIES
   Reverse Acquisition (Note 3)
      Marketable securities acquired                                 $       -      $ 1,062,806
      Net assets held for sale                                          (190,485)       720,000
      Deferred income tax liability                                          -          (20,000)
      Cash acquired, net of $261,022 of transaction costs paid               -        1,199,344
                                                                     -----------   ------------
      Outstanding common stock of
       Watchdog Patrols, Inc.                                       $   (190,485)  $  2,962,150
                                                                     -----------   ------------
   Purchase acquisition (Note 4)
       Accounts receivable                                          $     70,221   $        -
       Property and equipment                                             35,255            -
       Intangible assets                                               6,024,121            -
       Accrued expenses and other liabilities                           (400,498)           -
       Long-term debt                                                   (309,948)           -
       Acquisition costs                                                 (82,875)           -
       Advances to subsidiary, net of cash acquired
                  of  $412,224                                          (536,776)           -
       Minority interest                                                (704,500)           -
                                                                     -----------   ------------
       Common stock issued in purchase acquisition                   $ 4,095,000   $        -
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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEAR ENDED JUNE 30, 1999 AND THE PERIOD FROM
                 FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998


2    Significant accounting policies (continued)

     Intangible assets


     Intangible assets at June 30, 1999 consist of intangible assets acquired in connection with the Company's purchase business combination effective June 30, 1999 (Note 4). These assets consist of training content (including a training library, industry benchmarking data and the Profit Coach profitability analysis module) with a fair value of $1,000,000. The remaining portion of the intangible asset (approximating $5,024,000) is allocated to goodwill. The training content and the goodwill will be amortized over their estimated useful lives of 3 years.


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


     An allocation of the fair value of the assets acquired and liabilities assumed is as follows:



               Purchase price
                  NetWolves common stock issued                      $ 4,095,000
                  Acquisition costs                                       82,875
                                                                     -----------
                                                                     $ 4,177,875
                                                                     ===========
               Allocation of purchase price
                  Fair value of tangible assets and liabilities
                      Current assets                                    $ 70,221
                      Non-current assets                                  35,255
                      Current liabilities                               (443,909)
                      Non-current liabilities                           (266,537)
                      Advances to TSG, net of cash acquired
                       of $412,224                                      (536,776)
                                                                     -----------
                                                                      (1,141,746)
                                                                     -----------
                  Minority interest
                      Common stock and additional paid-in capital       (454,500)
                      Preferred stock                                   (250,000)
                                                                     -----------
                                                                        (704,500)
                                                                     -----------
                  Intangible assets acquired                           6,024,121
                                                                     -----------
                                                                     $ 4,177,875
                                                                     ===========




     At the time of the Merger and in accordance with TSG's newly formed stock option plan, the SMCI shareholders (who are all employees of TSG) received 605,000 five-year options to purchase TSG common stock at an exercise price of $.35 per share. The options were issued in proportion to the SMCI shareholders' ownership interest. The intrinsic value of these options (plus the 70,000 shares of TSG common stock) totalled $430,000, which has been reflected in the allocation of the purchase price. Additionally, the SMCI shareholders are entitled to an additional 175,000 options to purchase TSG common stock (with an exercise price at fair value at the time of grant), subject to TSG meeting specific earnings targets over the three years ending June 30, 2000, 2001 and 2002. These options will be accounted for as compensation expense in accordance with APB25 in such future periods. All of the shareholders of SMCI entered into 3-year employment agreements with TSG (Note 14).

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

                                                                     Period from
                                                                     February 13,
                                                      Year ended     1998 to June 30,
                                                      June 30, 1999      1998
                                                      -------------  ----------------
                                                       (Unaudited)     (Unaudited)


     Revenue                                           $ 2,904,000    $  644,000
     Net loss                                          $(7,907,000)   $ (328,000)
     Basic and diluted net loss per share              $     (1.62)   $     (.11)

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

     . 260,000 unregistered shares were issued to Internet Technologies, Inc., a consultant to the Company ("Internet Technologies"), for services rendered during the nine months ended March 31, 1999, which resulted in a charge to operations of approximately $1,333,000. Management determined the fair value of the common stock based on its quoted market price at the time of issuance. Internet Technologies has demand registration rights on 200,000 of these shares.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEAR ENDED JUNE 30, 1999 AND THE PERIOD FROM
                 FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998

10   Shareholders' equity (continued)

     Common stock issuances (continued)


     . 100,000 unregistered shares were issued to a financial consultant and 100,000 unregistered shares were issued to the Company's legal counsel for services rendered during the three months ending March 31, 1999, which resulted in an aggregate charge to operations of $1,025,000. Management determined the fair value of the common stock based on its quoted market price at the time of issuance.

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


     . 180,000 unregistered shares were issued in connection with the Merger (Note 4) on June 30, 1999 valued at $22.75 per share, totaling $4,095,000.


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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEAR ENDED JUNE 30, 1999 AND THE PERIOD FROM
                 FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998

10   Shareholders' equity (continued)

     Warrants (continued)


     .    100,000  two-year  warrants  were issued to two  terminated  employees
          (50,000 warrants each) at an exercise price of $5.00 per share (also see Note 14). The warrants vest only upon the independent contractors' submission of valid, legally binding purchase orders totaling $10,000,000 for the period from January 1, 1999 to December 31, 1999. The potential charge to operations upon achieving specified performance criteria is approximately $201,000. The value of the warrants has been calculated using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility of 65%, risk-free interest rate of 4.62%, and an expected term of two years.

     . 25,000 five year warrants were granted to a consultant in March 1999 for services rendered, which resulted in a charge to operations of $189,000, based on the fair value of the warrant at the time of grant.


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

                                                                     Period from
                                                                     February 13,
                                             Year ended             1998 (inception)
                                               June 30,               to June 30,
                                                 1999                    1998
                                             -------------          ----------------

      Net loss
          As reported                        $ (6,923,014)            $  (99,414)
          Pro forma                          $ (6,829,767)            $  (99,414)

      Basic and diluted net loss per share
          As reported                        $      (1.48)            $     (.04)
          Pro forma                          $      (1.46)            $     (.04)

                                      F-20

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