Form 10-Q
period 1999-12-31
NETWOLVES CORP
filed 2000-02-22
CIK 1084103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999
                                               -----------------

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

                                Yes    X  *     No
                                      -----
Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

                                            NUMBER OF SHARES OUTSTANDING ON
        TITLE OF CLASS                              FEBRUARY 18, 1999
------------------------------              -------------------------------
Common Stock, $.0033 par value                          8,299,904
                                                        ---------

Registrant became subject to the filing requirements of the Securities Exchange Act of 1934 on April 20, 1999, when it filed a Registration Statement on Form 10.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                          FORM 10-Q - DECEMBER 31, 1999

                                     INDEX

PART I - FINANCIAL INFORMATION


   ITEM 1 - FINANCIAL STATEMENTS

   CONDENSED CONSOLIDATED BALANCE SHEETS
      December 31, 1999 and June 30, 1999................................      1

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
    COMPREHENSIVE INCOME (LOSS)
      For the three and six months ended December 31, 1999 and 1998......      2

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the six months ended December 31, 1999 and December 31, 1998...      3

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.................. 4 - 11

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS.........................12 - 14

   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK....     14


PART II - OTHER INFORMATION

   ITEM 1 - LEGAL PROCEEDINGS............................................     15

   ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS....................     15

   ITEM 3 - DEFAULTS UPON SENIOR SECURITIES..............................     15

   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........     15

   ITEM 5 - OTHER INFORMATION............................................     15

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.............................     15

SIGNATURES...............................................................     16

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                        December 31,   June 30,
                                                           1999          1999
                                                        -----------    --------
                                                        (Unaudited)
ASSETS

Current assets
   Cash and cash equivalents                            $ 5,734,416  $ 5,585,981
   Marketable securities, available for sale,
    at market value                                         149,500      606,000
   Accounts receivable, net of allowance of $40,000         219,346     76,907
   Inventories                                              273,878      118,354
   Prepaid expenses and other current assets                172,431      153,099
                                                        -----------  -----------
       Total current assets                               6,549,571    6,540,341
                                                        -----------  -----------
Property and equipment, net                                 414,802      224,691

Intangible assets, net                                    5,020,101    6,024,121

Other assets                                                 28,904       22,781
                                                        -----------  -----------
                                                        $12,013,378  $12,811,934
                                                        ===========  ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued expenses                $   594,043  $   453,336
   Deferred compensation                                     50,000      100,000
   Loans and advances from TSG officer                          -        144,348
   Current maturities of long-term debt                      45,854       43,411
                                                        -----------  -----------
       Total current liabilities                            689,897      741,095

Long term debt, net of current maturities                   242,983      266,537
                                                        -----------  -----------
       Total liabilities                                    932,880    1,007,632
                                                        -----------  -----------
Minority interest                                           671,281      704,500

Commitment and contingencies

Shareholders' equity
   Common stock, $.0033 par value; 10,000,000 shares
    authorized; issued and outstanding;
    6,385,564  on December 31, 1999                          21,072       20,011
    and 6,063,870  on June 30, 1999
   Additional paid-in capital                            28,728,660   17,726,374
   Unamortized value of warrant grants                   (2,141,043)         -
   Accumulated deficit                                  (16,118,817)  (7,022,428)
   Accumulated other comprehensive income                   (80,655)     375,845
                                                        -----------  -----------
       Total shareholders' equity                        10,409,217   11,099,802
                                                        -----------  -----------
                                                        $12,013,378  $12,811,934
                                                        ===========  ===========

See notes to condensed consolidated financial statements                       1

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
                                  (Unaudited)

                                        Three months ended            Six months ended
                                            December 31,                 December 31,
                                        ------------------            ----------------

                                       1999          1998             1999          1998
                                   ------------   ------------    ------------  ------------
Sales                              $    334,198   $     35,961    $    472,149  $     80,714

Cost of sales                           112,695         15,179         208,864        31,478
                                   ------------   ------------    ------------  ------------
Gross profit                            221,503         20,782         263,285        49,236
                                   ------------   ------------    ------------  ------------
Operating expenses
  General and administrative          5,431,889      1,000,772       8,300,697     1,836,471
  Research and development              205,052         78,512         389,770        91,616
  Sales and marketing                   169,360        978,431         775,367     1,979,587
                                   ------------   ------------    ------------  ------------
                                      5,806,301      2,057,715       9,465,834     3,907,674
                                   ------------   ------------    ------------  ------------
Loss before other income (expense)   (5,584,798)    (2,036,933)     (9,202,549)   (3,858,438)

Other income (expense)
  Investment income                      55,841         21,667         101,571        37,383
  Loss on sale of marketable securities     -           (8,047)            -          (8,047)
  Minority interest                      15,791            -            23,219           -
  Interest expense                       (8,139)           -           (18,630)          -
                                   ------------   ------------    ------------  ------------
Net loss                             (5,521,305)    (2,023,313)     (9,096,389)   (3,829,102)

Other comprehensive income (loss):
  Marketable securities valuation
   adjustment                          (378,000)       233,000        (456,500)      197,323
                                   ------------   ------------    ------------  ------------
Comprehensive income (loss)        $ (5,899,305)  $ (1,790,313)   $ (9,552,889) $ (3,631,779)
                                   ============   ============    ============  ============

Basic and diluted net loss per
 share                             $       (.88)  $       (.47)   $      (1.47) $       (.89)
                                   ============   ============    ============  ============
Weighted average common
 shares outstanding                   6,303,801      4,317,674       6,183,835     4,315,772
                                   ============   ============    ============  ============

See notes to condensed consolidated financial statements                                   2

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Six months ended
                                                                   December 31,
                                                                 ---------------
                                                              1999              1998
                                                             -----             ------
INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS
Cash flows from operating activities
   Net loss                                                $(9,096,389)   $(3,829,102)
   Adjustments to reconcile net loss to net cash used in
    operating activities
     Depreciation and amortization                           1,038,398          3,541
     Realized loss on sale of marketable securities                -            8,047
     Noncash charge to operations with respect to common
      stock and warrants issued for services                 4,880,629      2,492,750
     Minority interest                                         (33,219)           -

   Changes in operating assets and liabilities
     Accounts receivable                                      (142,439)       (71,095)
     Inventories                                              (155,524)      (172,143)
     Prepaid expenses and other current assets                  30,668        (81,153)
     Accounts payable and accrued expenses                     140,707        156,022
     Deferred compensation                                     (50,000)           -
                                                           -----------    -----------
       Net cash used in operating activities                (3,387,169)    (1,493,133)
                                                           -----------    -----------
Cash flows from investing activities
   Proceeds from sale of marketable securities                     -          789,604
   Proceeds from assets held for sale, net                         -          445,000
   Issuance of note receivable                                 (50,000)           -
   Purchases of property and equipment                        (224,489)       (47,397)
   Payments of security deposits                                (6,123)        (4,211)
                                                           -----------    -----------
     Net cash (used in) provided by investing activities      (280,612)     1,182,996
                                                           -----------    -----------
Cash flows from financing activities
   Repayment of advances from TSG officer                     (144,348)           -
   Repayment of long term debt                                 (21,111)           -
   Cash proceeds from private sale of common stock, net      3,981,675            -
                                                           -----------    -----------
     Net cash provided by financing activities               3,816,216            -
                                                           -----------    -----------
Net increase (decrease) in cash and cash equivalents           148,435       (310,137)

Cash and cash equivalents, beginning of period               5,585,981      1,118,416
                                                           -----------    -----------
Cash and cash equivalents, end of period                   $ 5,734,416    $   808,279
                                                           ===========    ===========

See notes to condensed consolidated financial statements                            3

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                  SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998


1    Interim financial information

     The summary financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying condensed consolidated financial statements, footnotes and discussions of NetWolves Corporation ("NetWolves" or the "Company") should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended June 30, 1999 and the period from February 13, 1998 (inception) to June 30, 1998. The results of operations for the six months ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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

                  SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998


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

     The subsidiary had issued 250,000 shares of non-voting Series A Cumulative Convertible Preferred Stock with a $1 par value. The preferred stockholder was entitled to preferential liquidation rights and was also entitled to cumulative dividends (included in minority interest expense) that were accrued at the rate of 8% per annum commencing on June 30, 1999. During January 2000, the preferred stockholder elected to convert the preferred stock into 13,888 shares of NetWolves common stock (at fair market value at the time of conversion).

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

                  SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

3    Significant accounting policies (continued)

     Basic and diluted net loss per share (continued)

     Outstanding stock options and warrants have not been considered in the computation of diluted per share amounts, since the effect of their inclusion would be antidilutive. Accordingly, basic and diluted earnings per share amounts are identical.

     Intangible assets

     Intangible assets at December 31, 1999 consist of $6,024,121 of intangible assets acquired in connection with the Company's purchase business combination effective June 30, 1999 (Note 4). These assets consist of training content (including a training library, industry benchmarking data and the Profit Coach profitability analysis module) with a fair value of $1,000,000. The remaining portion of the intangible asset (approximately $5,024,000) is allocated to goodwill. The training content and goodwill will be amortized over their estimated useful lives of 3 years.

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

                  SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

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
                                                                      ----------
                                                                      $4,177,875
                                                                      ==========

     At the time of the Merger and in accordance with TSG's newly formed stock option plan, the SMCI shareholders (who are all employees of TSG) received 605,000 five-year options to purchase TSG common stock at an exercise price of $.35 per share. The options were issued in proportion to the SMCI shareholders' ownership interest. The intrinsic value of these options (plus the 70,000 shares of the TSG common stock) totalled $430,000, which has been reflected in the allocation of the purchase price. Additionally, the SMCI shareholders are entitled to an additional 175,000 options to purchase TSG common stock (with an exercise price at fair value at the time of grant), subject to TSG meeting specific earnings targets over the three years ending June 30, 2000, 2001 and 2002. These options will be accounted for as compensation expense in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in such future periods. All of the shareholders of SMCI entered into 3-year employment agreements with TSG.

     In accordance with the Merger, NetWolves made $4,750,000 of non-interest bearing open account working capital advances to TSG.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                  SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

4    Purchase acquisition (continued)

     In accordance with the Merger, the Board of Directors of TSG consists of three members designated by NetWolves and two members designated by the SMCI shareholders. A four-fifths majority of the TSG Board is required for specified significant actions including: sale or merger of the business, changes to the TSG capital structure, declaration of dividends and repayment of the working capital advances made by NetWolves. A simple majority of the TSG Board is required for all general operating matters. Included in the consolidated entity's cash and cash equivalents balance at December 31, 1999 is approximately $2,500,000 of cash held by TSG to be used for working capital purposes.

     The following unaudited pro forma financial information for the three and six months ended December 31, 1998 has been prepared assuming that the acquisition of SMCI had taken place at the beginning of such periods presented. The pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning of the periods, nor is it necessarily indicative of the results that may occur in the future. Pro forma information for the three and six months ended December 31, 1999 are not presented, since the results of SMCI are reflected in the Company's consolidated results for the entire periods.

                                                Three months        Six months
                                                   ended               ended
                                                 December 31,       December 31,
                                                   1998                1998
                                                -------------       ------------
                                                 (unaudited)        (unaudited)

        Revenue                                  $   400,000        $   806,000
        Net loss                                 $(2,571,000)       $(4,908,000)
        Basic and diluted net loss per share     $      (.57)       $     (1.09)

5    Shareholders' equity

     Common stock issuances

     . On September 29, 1999, the Company sold 100,000 shares of unregistered common stock to an accredited investor at $15 per share (a total of $1,500,000) exclusive of commissions totaling $105,000.

     . In November 1999, the Company sold 187,500 shares of unregistered common stock to a group of accredited investors at $15 per share (a total of $2,812,500) exclusive of commissions and fees of approximately 7%.

     . On November 20, 1999, 12,500 shares were issued to a financial consultant for services rendered during the three months ending December 31, 1999, which resulted in a charge to operations of $275,000. Management determined the fair value of the common stock based on its quoted market price at the time of the issuance.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                  SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

5    Shareholders' equity (continued)

     Warrants

     . On July 26, 1999 and in connection with the Company entering into an agreement with Comdisco, Inc. ("Comdisco"), Comdisco was granted a five-year warrant to purchase 125,000 shares of the Company's unregistered common stock, at an exercise price of $10 per share. The warrants are immediately exercisable. The value of the warrants of $2,390,000 will be amortized over the initial term of the agreement (four years) and has been calculated using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility of 65%, risk-free interest rate of 5.84%, and an expected term of five years.

     . For services rendered, on July 31, 1999, a financial consultant of the Company was granted a five-year warrant to purchase 100,000 shares of common stock, at an exercise price of $12 per share. The warrants are immediately exercisable and the shares issuable pursuant to the warrants have piggyback registration rights. The value of the warrants of $1,704,000 are being amortized over a period of three months and has been calculated using the Black- Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility of 65%, risk-free interest rate of 5.84%, and an expected term of five years.

     . On November 1, 1999, the Company's granted a five-year warrant to purchase 24,000 shares of common stock, at an exercise price of $18 per share to a public relations firm. The warrants vest ratably over twelve months and resulted in a charge to operations of approximately $60,000 for the three months ended December 31, 1999. The total value of the warrants of approximately $351,000 has been calculated using the Black-Scholes option- pricing model with the following assumptions: no dividend yield, expected volatility of 65%, risk-free interest rate of 5.97%, and an expected term of five years.

     . In November 1999, a consultant was granted a five-year warrant to purchase 60,000 shares of common stock, at an exercise price of $18 per share.

     . During December 1999, the Company granted 65,000 ten-year warrants to the Company's Vice President of Finance at an exercise price of $12 per share. The warrants vest immediately and accordingly resulted in a charge to operations of $422,500, based upon the intrinsic value of the warrants on the date of grant.

     . During December 1999, a consultant was granted a ten-year warrant to purchase 100,000 shares of common stock, at an exercise price of $12 per share. The warrants are immediately exercisable. The value of the warrants resulted in a charge to operations of approximately $1,536,000 during the three months ended December 31, 1999 and has been calculated using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility of 65%, risk-free interest rate of 5.97%, and an expected term of ten years.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                  SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

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

                                Three Months Ended           Six Months Ended
                                    December 31,                December 31,
                            -------------------------   -------------------------
                                1999          1998          1999          1998
                            -----------   -----------   -----------   -----------
Revenue
   Technology               $    25,929   $    35,961   $    39,129   $    80,714
   Training and consulting      308,269           -         433,020           -
                            -----------   -----------   -----------   -----------
        Total               $   334,198   $    35,961   $   472,149   $    80,714
                            ===========   ===========   ===========   ===========
Operating income (loss)
   Technology               $(4,507,041)  $(2,036,933)  $(7,199,393)  $(3,858,438)
   Training and consulting   (1,077,757)          -      (2,003,156)          -
                            -----------   -----------   -----------   -----------
        Total               $(5,584,798)  $(2,036,933)  $(9,202,549)  $(3,858,438)
                            ===========   ===========   ===========   ===========

                                                        December 31,    June 30,
                                                           1999          1999
                                                        -----------   -----------

Identifiable assets
   Technology                                           $ 4,068,201   $ 6,270,113
   Training and consulting                                7,945,177     6,541,821
                                                        -----------   -----------
        Total                                           $12,013,378   $12,811,934
                                                        ===========   ===========

The Company had two major customers, both included in the Training and consulting segment, which accounted for 40% and 28% of consolidated sales for the six months ended December 31, 1999.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                  SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998

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

8    Subsequent events

     Pursuant to an agreement dated as of February 10, 2000, the Company acquired all of the outstanding capital stock of Computercop Corp., a subsidiary of Computer Concepts Corp., in exchange for 1,775,000 restricted shares of the Company's common stock. Computercop Corp.'s assets consist of the Computercop technology, inventory and $20.5 million in cash. In connection with the transaction, the Company paid finder and consulting fees of $600,000 and issued 125,000 restricted shares of the Company's common stock and five year warrants to purchase an aggregate of 900,000 shares of common stock. The warrants are exercisable at $25 per share on or before September 30, 2002 and thereafter until the expiration date at $30 per share.

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

     Overview

     The Company is a corporation with a limited operating history, formed in February 1998, when it commenced field trial and limited sales of its primary product, "The FoxBox". Additionally, efforts were made to obtain operating capital and convert the Company to a public entity. This was successfully accomplished through a reverse merger with Watchdog Patrols, Inc., a publicly traded (OTCBB), non-reporting corporation. Operating expenses have increased significantly since the Company's inception. This reflects the cost associated with the formation of the Company as well as increased efforts to promote sales of the FoxBox (Multi- services Internet communications gateway), recruit personnel, build operating infrastructure and continued product development. The FoxBox is a multi-functional product that connects business networks [Local Area Networks (LANs) and Wide Area Networks (WANs)] to the Internet. It supports secure access to the Internet for 3 to 400 users through a single connection, provides advanced electronic mail functions for unlimited users and delivers firewall security. The Company's initial target markets are the end users in small and mid-size businesses and large organizations with satellite offices. In January 1999 the Company was able to secure two Agreements which have the potential to generate significant revenue the terms of the agreements. The first of which would be the TSG ("Sullivan") agreements whereby Sullivan appointed the Company as its exclusive provider of the Company's multi-service Internet delivery system (known as "FoxBox") to be used in conjunction with Sullivan's proprietary interactive distance learning training programs. The period of the agreement is for a term of five years. In July 1999, the Company acquired TSG and in July 1999 secured a credit facility with Comdisco, Inc. to finance the anticipated sales to be generated from the application of the FoxBox technology to TSG's client base. Comdisco also has agreed to provide management, installation and technology services for FoxBoxes sold to this client base. The second agreement is with Anicom, Inc. ("Anicom"). The Company entered into a five-year exclusive master distribution agreement with Anicom, Inc. to distribute the FoxBox throughout North America. Additionally, in February of 2000, NetWolves Corporation acquired all the outstanding capital stock of Computercop Corp., a subsidiary of Computer Concepts Corp., in exchange for 1,775,000 restricted shares of common stock. The assets of Computercop were 20.5 Million in cash, the Computercop technology and existing inventory.

     The Company has a limited operating history in which to base an evaluation of the business and prospects. The Company's prospects must be considered in light of the risks frequently encountered by companies in their early stages, particularly for companies in the rapidly evolving technology industry. Certain risks for the Company include, but are not limited to an unproven business model, capital requirements and growth management. To counter this risk, the Company must, among other things, increase its customer base, continue to develop its distribution network and product offerings, successfully execute its business and marketing plan, and expand the operating infrastructure. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company's financial condition and results of operations. Since inception, the Company has incurred significant losses and as of December 31, 1999 had an accumulated deficit of approximately $(16,118,817) million. The Company believes that its success depends in large part on its ability to create market awareness and acceptance for the FoxBox, raise additional operating capital to grow operations, build technology and non-technology infrastructures, expand the sales force and distribution network, and continue new product R&D.

     Results of Operations

     As a result of the July 1999 acquisition of TSG, NetWolves and its subsidiaries operated in two business segments, the Technology segment and the Training and consulting segment. The net sales from operations were $472,149 and $80,714 for the six months ended December 31, 1999 and December 31, 1998, respectively. Sales for the second quarter of fiscal 2000 were primarily attributable to the training and consulting business segment. Although training and consulting revenue is currently derived from traditional leader-lead training and benchmark studies, the Company's strategic focus is on distance learning. The Company is currently "beta testing" products utilizing the FoxBox technology to deliver distance learning to existing clients in the petroleum industry. $101,571 of investment income was generated through December 31, 1999 as compared to $29,336 for the period ended December 31, 1998. The increase is primarily attributable to the additional amounts of securities held with respect to the prior period.

     NetWolves had gross profit of 56% for the period ended December 31, 1999. As of yet, the Company has not had a full year of production in order to have a basis of comparison. However, the Company believes that gross profits of 56% are maintainable at increased production levels. These results will depend, in part, on the effects of economies-of-scale, the use of third- party assemblers and the ability to competitively purchase rapidly evolving commodity hardware, which is a significant component of "cost of goods sold." The use of non-Proprietary hardware is one of many inherent design features of the FoxBox which facilitates an efficient and cost effective production cycle. Additionally, this allows the Company to focus its core R&D efforts on developing cutting edge Software. There can be no assurance that the Company will be successful in increasing its margins due to one or more factors. These factors include, but are not limited to, increases/decreases in direct labor and material cost, as well as increased competition and general economic conditions in the future.

     Operating expenses were $9,465,834 and $3,907,674 for the six months ended December 31, 1999 and December 31, 1998, respectively. The increase in operating expense is primarily due to the continued growth of the Company, the addition of the training and consulting business segment and expenses related to non-cash compensation for services. The operating expenses for

     December 31, 1999 consisted primarily of $8,300,697 of general and administrative costs relating to the establishment of the infrastructure and the continued operations of the business. $389,770 of costs were incurred relating to research and development, and $775,367 related to selling and marketing. Included in the above mentioned operating expenses are $4,880,629 of non-cash compensation for services in the form of the Company's common stock, options and warrants.

     Liquidity and Capital Resources

     On June 17, 1998 the Company executed a reverse merger with Watchdog Patrols, Inc. a publicly traded non-reporting company engaged in the activity of providing armed and unarmed security guard services for the New York/Metropolitan Area. This merger made available to the Company, approximately $2.3 million of cash, cash equivalents and marketable securities to be used as operating capital. On November 22, 1998 the Company sold substantially all the assets of the security guard business, consisting primarily of uniforms, vehicles, computer systems and furniture to a third party. This generated an additional $600,000 of cash flow to the Company. On June 29, 1999 NetWolves concluded a private offering of 800,000 shares of common stock which generated $5.4 million (net of $.6 million of expenses). On September 29, 1999 the Company completed a private placement of 100,000 shares of common stock to one accredited investor for $1.4 million (net of $100,000 of expenses) to be used in operations. In November 1999, the Company completed a private sale of an additional 182,500 shares of common stock to accredited investors for $2.6 million (net of expenses of approximately 7%). Additionally, in February 2000, the Company acquired all of the outstanding capital stock of Computercop Corp., a subsidiary of Computer Concepts Corp., in exchange for 1,775,000 restricted shares of the Company's common stock. Computercop Corp.'s assets consist of the
     Computercop technology, inventory and $19.6 million in cash (net of expenses of approximately 4%).


     NetWolves had cash and cash equivalents of $5,734,416 million at December 31, 1999. Management believes that the Company has adequate capital resources to meet its working capital needs for at least the next twelve months based upon its current operating level. However, there can be no assurance that the Company will have sufficient capital to finance its planned growth. The Company may need to raise additional monies from the sale of its capital stock to fund its growth over the next 24 to 36 months.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In November 1999, the Company sold 187,500 shares of unregistered common stock to accredited investors at $15 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     27 -- Financial Data Schedule (for electronic submission only)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BY:     NETWOLVES CORPORATION






                                /s/     Walter M. Groteke
                                --------------------------------
                                        Walter M. Groteke
                                        Chief Executive Officer



                               /s/     Peter C. Castle
                                --------------------------------
                                       Peter C. Castle
                                       Secretary-Treasurer

Date: February 22, 2000
                                                                              16