Form 10-Q/A
period 1999-03-31
NETWOLVES CORP
filed 2000-03-10
CIK 1084103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A
                                AMENDMENT NO. 2


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


8    Restatement of condensed consolidated financial statements

     The Company has restated previously issued financial results for the three and nine months ended March 31, 1999. The restated financial results primarily reflect an adjustment made to the values assigned to equity instruments issued in fiscal 1999 as compensation to employees and consultants. Management originally determined the fair value of the equity instruments using the quoted market price on the day of issuance less a discount due to its restricted nature. Subsequently, management determined that it would be more objectively verifiable to use the undiscounted quoted market price. As a result of this adjustment, the net loss for the three months ended March 31, 1999 was increased from $1,407,248 to $1,868,497 and the net loss for the nine months ended March 31, 1999 was increased from $4,787,912 to $5,697,599.

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







Date: March 9, 2000