Form 10-K/A
period 1999-06-30
NETWOLVES CORP
filed 2000-03-10
CIK 1084103

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                 AMENDMENT No. 3


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
 (State or other jurisdiction of          (I.R.S. Employer Identification No.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

State the aggregate market value of the voting stock held by non-affiliates of the registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing). As of September 30, 1999 - approximately $127,095,190.

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

     E-Mail Services

     A key feature of the FoxBox is its advanced and powerful management of electronic mail. With only one Internet account, an unlimited number of users can send and receive e-mail. In addition, the FoxBox supports e-mail standards. For e-mail between a FoxBox and the Internet, NetWolves uses the standard simple mail transfer protocol (SMTP), which is the standard for e-mail transmission on the Internet. SMTP is accomplished using a product called Sendmail, version 8.8.8, which is the standard SMTP server on the Internet. Sendmail manages the sending of e-mail from a FoxBox to any other host on the Internet. For LAN users, the FoxBox supports a number of different protocols. If the FoxBox is used as the LAN's e-mail server, two common client-server e- mail protocol standards are supported:

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

     (ii) In July 1999, 60,000 shares of the Company's common stock were issued to Internet Technologies, Inc. for services rendered in connection with negotiations and structuring the private offering with Joseph Gunnar & Co., LLC More specifically, Internet Technologies, Inc. assisted the Company in preparing their presentation to Joseph Gunnar & Co. and in negotiating the price and other financial terms of the offering, including the underwriters compensation. They were also instrumental in the Company not having to provide any registration rights to the participants in the offering. The value of the shares issued to Internet Technologies in this transaction was $1,245,000, which was charged to equity in the fourth quarter of fiscal 1999. This was a transaction by the Company not involving any public offering which was exempt from the registration requirements under the Securities Act pursuant to Section 4(2) thereof.

     (iii) On June 30, 1999, an aggregate of 180,000 shares of the Company's common stock were issued to the five principals of the acquired company as partial consideration for the acquisition of The Sullivan Group, Inc. pursuant to a merger agreement with the Company. The shareholders are restricted from selling, transferring or pledging such shares for an 18 month period. The value of the shares issued to the Sullivan Group principals in this transaction was $4,095,000. This was a transaction by the Company not involving any public offering which was exempt from the registration requirements under the Securities Act pursuant to Section 4(2) thereof.


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

                                           Period from
                                           February 13, 1998
                                           (inception) to        Year ended
                                           June 30, 1998         June 30, 1999
                                           ------------------    -------------
Statements of Operations Data:
 Net sales                                   $  29,621            $1,789,144
 Cost of sales                                   5,681               582,724
                                             ---------            ----------
 Gross profit                                   23,940             1,206,420
 Operating expenses                            149,510             8,666,381
                                             ---------            ----------
 Loss before other income (expense)
   and benefit from income taxes              (125,570)           (7,459,961)
 Interest income (expense), net                  2,666                48,154
 Other income                                    3,490               488,793
                                            ----------            ----------
 Loss before benefit from income taxes        (119,414)           (5,955,327)
 Benefit from income taxes                      20,000                  -
                                            ----------           -----------
 Net loss                                   $ (99,414)           $(6,923,014)
                                            ==========           ===========
 Basic and diluted net loss per share       $   (0.04)           $     (1.48)
                                            ==========           ===========
 Weighted average common shares
     outstanding                            2,810,102              4,691,651
                                            ==========

                                                       June 30,
                                                       --------
                                              1998                  1999
                                              ----                  ----
Financial position:
 Cash and cash equivalents                 $1,118,416            $ 5,585,981
 Marketable securities, available
   for sale                                 1,063,828                606,000
 Working capital                            2,918,327              5,799,246
 Total assets                               2,959,451             12,811,934
 Long-term debt, net of current maturities          0                266,537
 Minority interest                                  0                704,500
 Total shareholders' equity                 2,928,003             11,099,802


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


     In July 1999 the Company secured a credit facility with Comdisco, Inc. to finance the anticipated sales to be generated from the application of the FoxBox technology to TSG's client base in up to 40,000 locations over a four year period. Under the agreement, the Company intends to lease the FoxBox to its customers for 48 months at a monthly fee estimated under the agreement at $200. Comdisco will then acquire all of the right, title and interest in the equipment with the exception of intellectual property rights, software upgrades and software application and content and take an assignment of the lease from the Company, without recourse. At the time of assignment, Comdisco will pay the Company 95% of the present value of the rental stream using an interest rate commensurate with each customer's credit rating and prevailing market rates. The agreement with Comdisco also provides for certain payments if the customer elects to purchase the FoxBox instead of leasing the equipment. If a customer elects to purchase the FoxBox and elects not to have the equipment serviced by Comdisco, Comdisco will remit to the Company an amount equal to the purchase price of the equipment less $1,400. If the customer elects to have Comdisco service the equipment, the full purchase price will by paid by Comdisco to the Company.


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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10:   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company and their ages are as follows:

        Name                  Age              Position
        ----                  ---              --------

Walter M Groteke               29        Chairman of the Board, President and
                                         Chief Executive Officer
Daniel G. Stephens             28        Vice Chairman of the Board and
                                         Chief Information Officer
Walter R. Groteke              52        Vice President - Sales and Marketing
                                         and Director
Ed Lavin                       55        Director
Louis Libin                    40        Director

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

                           Summary Compensation Table

                                                    Annual Compensation

Name and                    Fiscal                                                Other Annual
Principal Position           Year       Salary($) (1)         Bonus($)          Compensation($)(2)
------------------         -------      -------------         --------          ------------------

Walter M. Groteke           1999          $101,250               -                     -
Chairman and Chief          1998              -                  -                     -
Executive Officer

Daniel G. Stephens          1999           101,250               -                     -
Vice Chairman and Chief     1998              -                  -                     -
Information Officer

Kevin Sherlock              1999           100,000               -                     -
Chief Operating Officer     1998              -                  -                     -
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


     The following table sets forth information concerning options exercised during the year ended June 30, 1999 by the named executive officers and the value of unexercised options held by them as of June 30, 1999:


                                                                                         Value of Unexercised
                                                          Number of Unexercised              In-The-Money
                            Shares                           Options/SARs at              Options/SARs at
                         Acquired on      Value               Fiscal Year End           Fiscal Year End (1)
     Name                 Exercise (#)    Realized($)   Exercisable  Unexercisable    Exercisable   Unexercisable
     ----                -------------   -----------    -----------  -------------    -----------   -------------

Walter M. Groteke. . . .      0              0               0          200,000            0          $4,224,000
Daniel G. Stephens . . .      0              0               0          200,000            0          $4,224,000
Kevin Sherlock . . . . .      0              0               0          200,000            0          $4,224,000
------

(1) Based upon the closing price of common stock of $22.75 on June 30, 1999.


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

                                Amount and Nature
Name and Address  of                of Shares              Percentage
Beneficial Owner (5)             Beneficially Owned        Ownership
--------------------            --------------------       -----------

Greenleaf Capital Partners, LLC     861,360                   13.9%
Walter M. Groteke                   528,064 (1)(2)             8.6 %
Daniel G. Stephens                  528,064 (1)(2)             8.6 %
Kevin F. Sherlock                   528,064 (2)(3)             8.6 %
Walter R. Groteke                   150,000 (1)                2.4 %
Internet Technologies, Inc.         320,000                    5.2 %
Ed Lavin                             50,000                     *
Louis Libin                          66,000                    1.1 %
Kirlin Securities, Inc.             500,000 (4)                8.1 %
Executive officers and
  directors as a group            1,322,128                   21.4 %

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

(b)  Reports on Form 8-K

     Report on Form 8-K dated July 7, 1999, as amended.

(c)  Exhibits


     3.1   Certificate of Incorporation, as amended. *
     3.2   By-Laws. *
     4.1   Specimen common stock certificate.*
     4.2   Form of warrant to investment banking firm. *
     4.3   Form of warrant to employees. *
     10.1 Merger and Reorganization Agreement dated June 15, 1998 among Watchdog Patrols, Inc., Watchdog Acquisition Corp. and NetWolves, LLC. *
     10.2 Agreement between The Sullivan Group and NetWolves Corporation dated January 5, 1999. *
     10.3 Distribution Agreement between NetWolves Corporation and Anicom, Inc. dated as of January 18, 1999. *
     10.4 Employment Agreement between NetWolves Corporation and Daniel G. Stephens, Jr. dated June 17, 1998.*
     10.5 Employment Agreement between NetWolves Corporation and Walter M. Groteke dated June 17, 1998.*
     10.6 Employment Agreement between NetWolves Corporation and Kevin F. Sherlock dated June 17, 1998.*
     10.7 Warrant Agreement between NetWolves Corporation and Walter M. Groteke dated June 17, 1998.*
     10.8 Warrant Agreement between NetWolves Corporation and Daniel G. Stephens, Jr. dated June 17, 1998.*
     10.9 Warrant Agreement between NetWolves Corporation and Kevin F. Sherlock dated June 17, 1998.*
     10.10 Stock Option Plan.*
     10.11 Form of Indemnification Agreement*
     10.12 Settlement Agreement and Mutual Release with Keith Darling.*
     10.13 Settlement Agreement and Mutual Release with Mark Jacques.*
     10.14 Agreement and Plan of Merger dated as of July 7, 1999 among
           NetWolves Corporation, TSG Global Education Web, Inc. and Sales and Management Consulting, Inc., d/b/a The Sullivan Group and Duffy-Vinet Institute. **




     10.15 Master Program Agreement dated July 26, 1999 between NetWolves Corporation and Comdisco, Inc.****
     10.16 First Amendment to Employment Agreement of Kevin F. Sherlock dated September 2, 1999.***
     10.17 Strategic Alliance Agreement dated as of September 10, 1999 between Boca Research, Inc. and NetWolves Technologies, Inc.****
     27    Financial Data Schedule*
------
*       Previously filed as exhibits to Report on Form 10, as amended.
** Previously filed as an exhibit to Report on Form 8-K dated July 7, 1999, as amended.
***     Previously filed as an exhibit to Report on Form 10-K/A,  Amendment
        No. 1 .
****    Previously filed as an exhibit to Report on Form 10-K/A,  Amendment
        No. 2.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of March, 2000

                                      NetWolves Corporation

                                      By: /s/ Walter M. Groteke
                                         Walter M. Groteke
                                         Chairman of the Board, President
                                         and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 9, 2000 by the following persons in the capacities indicated:


/s/ Walter M. Groteke                        Chairman of the Board and President
Walter M. Groteke                            Chief Executive Officer

/s/ Daniel G. Stephens                       Vice Chairman of the Board and
Daniel G. Stephens                           Chief Information Officer

/s/ Walter R. Groteke                        Vice President-Sales and Marketing
Walter R. Groteke                            and Director

/s/ Peter C. Castle                          Secretary and Treasurer
Peter C. Castle                              Principal Financial Officer and
                                             Principal Accounting Officer

                                             Director
___________________________
Ed Lavin

                                             Director
__________________________
Louis Libin

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


As discussed in Note 17 to the consolidated financial statements, the Company adjusted the value assigned to equity instruments issued in fiscal 1999. Accordingly, the consolidated financial statements for the year ended June 30, 1999 have been restated to reflect this adjustment.


/s/ Hays & Company

August 12, 1999, except for Notes 14, 4, 16 and 17, which are dated September 2, 1999, September
21, 1999, September 29, 1999 and February 8,
2000, respectively


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



17   Restatement of consolidated financial statements

     The Company has restated previously issued financial results for the year ended June 30, 1999. The restated financial results primarily reflect an adjustment made to the values assigned to equity instruments issued in fiscal 1999 as compensation to employees and consultants and in connection with the Company's acquisition of SMCI (Note 4). Management originally determined the fair value of the equity instruments using the quoted market price on the day of issuance less a discount due to its restricted nature. Subsequently, management determined that it would be more objectively verifiable to use the undiscounted quoted market price. As a result of this adjustment, the net loss for the year ended June 30, 1999 was increased from $5,955,327 to $6,923,014 and the value of the Company's acquisition of SMCI was increased from $1,432,875 to $4,177,875.