Form 10-Q/A
period 1999-09-30
NETWOLVES CORP
filed 2000-03-10
CIK 1084103

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

9    Restatement of condensed consolidated financial statements

     The Company has restated previously issued financial results for the quarters ended September 30, 1999 and 1998. The restated financial results primarily reflect an adjustment made to the values assigned to equity instruments issued as compensation to employees and consultants and in connection with the Company's acquisition of SMCI (Note 4). Management originally determined the fair value of the equity instruments using the quoted market price on the day of issuance less a discount due to its restricted nature. Subsequently, management determined that it would be more objectively verifiable to use the undiscounted quoted market price. As a result of this adjustment, the net loss for the quarter ended September 30, 1999 was increased from $2,794,941 to $3,575,084, the net loss for the quarter ended September 30, 1998 was increased from $1,581,570 to $1,805,789 and the value of the Company's acquisition of SMCI was increased from $1,432,875 to $4,177,875.

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



Date: March 9, 2000