Form 10-Q
period 2000-03-31
NETWOLVES CORP
filed 2000-05-23
CIK 1084103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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

                                 (631) 393-5016
              (Registrant's telephone number, including area code)

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

                Yes   [X] *       No  [  ]


Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

                                        NUMBER OF SHARES OUTSTANDING ON
        TITLE OF CLASS                            May 1, 2000
        --------------                  --------------------------------

Common Stock, $.0033 par value                   8,299,904
                                                 ---------

Registrant became subject to the filing requirements of the Securities Exchange Act of 1934 on April 20, 1999, when it filed a Registration Statement on Form 10.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                           FORM 10-Q - MARCH 31, 2000


                                     INDEX

PART I - FINANCIAL INFORMATION
------------------------------

ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
     December 31, 1999 and March 31, 2000                                 1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
 COMPREHENSIVE INCOME (LOSS)
    For the three and nine months ended March 31, 2000 and 1999           2

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the nine months ended March 31, 2000 and 1999                     3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                 4 - 11

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS                                12 - 14

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK       14


PART II - OTHER INFORMATION
---------------------------

ITEM 1 - LEGAL PROCEEDINGS                                               15

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                       15

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                 15

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             15

ITEM 5 - OTHER INFORMATION                                               15

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                15

SIGNATURES                                                               16

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                       March 31,        June 30,
                                                         2000             1999
                                                       --------         --------
                                                      (unaudited)
ASSETS

Current assets
 Cash and cash equivalents                            $23,377,626      $ 5,585,981
 Marketable securities, available for sale,
   at market value                                        161,750          606,000
 Accounts receivable, net of allowance of $40,000         262,067           76,907
 Inventories                                              410,110          118,354
 Prepaid expenses and other current assets                217,278          153,099
                                                      -----------      -----------
   Total current assets                                24,428,831        6,540,341
                                                      -----------      -----------
Property and equipment, net                               492,744          224,691

Software costs, net                                    12,779,630             -

Intangible assets, net                                  4,518,091        6,024,121

Other assets                                               30,849           22,781
                                                      -----------      -----------
                                                      $42,250,145      $12,811,934
                                                      ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses              $  1,220,584      $   453,336
  Deferred compensation                                      -             100,000
  Loans and advances from TSG officer                        -             144,348
  Current maturities of long-term debt                    183,793           43,411
                                                      -----------      -----------
    Total current liabilities                           1,404,377          741,095
Long term debt, net of current maturities                 454,046          266,537
                                                      -----------      -----------
    Total liabilities                                   1,858,423        1,007,632
                                                      -----------      -----------
Minority interest                                         394,848          704,500

Commitment and contingencies

Shareholders' equity
  Common stock, $.0033 par value; 10,000,000 shares
    authorized; issued and outstanding;
    8,299,904 - on March 31, 2000
    and 6,063,870 - on June 30, 1999                       27,390           20,011
  Additional paid-in capital                           62,068,062       17,726,374
  Unamortized value of warrant grants                  (1,991,668)            -
  Accumulated deficit                                 (20,038,505)      (7,022,428)
  Accumulated other comprehensive (loss) income           (68,405)         375,845
                                                      -----------      -----------
    Total shareholders' equity                         39,996,874       11,099,802
                                                      -----------      -----------
                                                      $42,250,145      $12,811,934
                                                      ===========      ===========

See notes to consolidated financial statements

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
                                  (Unaudited)



                                             Three months ended          Nine months ended
                                                   March 31,                 March 31,
                                            --------------------         ------------------
                                            2000          1999           2000         1999
                                            ----          ----           ----         ----
Sales                                 $   463,405    $  1,518,045     $   935,554   $1,598,759
Cost of sales                             361,441         499,001         570,305      530,479
                                      -----------    ------------     -----------  -----------
Gross profit                              101,964       1,019,044         365,249    1,068,280
                                      -----------    ------------     -----------  -----------
Operating expenses
  General and administrative            3,005,843       2,472,528      11,306,540    4,308,999
  Research and development                491,010         158,527         880,780      250,143
  Sales and marketing                     733,183         260,703       1,508,550    2,240,290
                                      -----------    ------------     -----------  -----------
                                        4,230,036       2,891,758      13,695,870    6,799,432
                                      -----------    ------------     -----------  -----------

Loss before other income (expense)     (4,128,072)     (1,872,714)    (13,330,621)  (5,731,152)

Other income (expense)
   Investment income                      191,242           4,217         292,813       41,600
   Loss on sale of marketable securities     -               -               -          (8,047)
   Minority interest                       25,114            -             48,333         -
   Interest expense                        (7,972)           -            (26,602)        -
                                      -----------    ------------     ------------  -----------
Net loss                               (3,919,688)     (1,868,497)     (13,016,077)  (5,697,599)

Other comprehensive income (loss):
   Marketable securities valuation
    adjustment                             12,250         237,500         (444,250)     434,823
                                      -----------    ------------     ------------  -----------
Comprehensive income (loss)           $(3,907,438)   $ (1,630,997)    $(13,460,327) $(5,262,776)
                                      ===========    ============     ============  ===========
Basic and diluted net loss per share  $      (.53)   $       (.37)    $      (1.97) $     (1.25)
                                      ===========    ============     ============  ===========
Weighted average common
 shares outstanding                     7,460,777       4,999,870        6,606,386    4,540,475
                                      ===========    ============     ============  ===========

See notes to condensed consolidated financial statements


                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                Nine months ended
                                                                    March 31,
                                                             ------------  ------------
                                                                 2000          1999
                                                                 ----          ----
INCREASE (DECREASE) IN CASH AND
        CASH EQUIVALENTS

Cash flows from operating activities
   Net loss                                                  $(13,016,077)  $(5,697,599)
   Adjustments to reconcile net loss to net cash used in
    operating activities
    Depreciation and amortization                               2,187,229         6,496
    Realized loss on sale of marketable securities                     -          8,047
    Noncash charge to operations with respect to common
     stock and warrants issued for services                     5,435,724     4,337,750
    Provision for doubtful accounts                                    -         15,000
    Minority interest                                             (59,652)           -
   Changes in operating assets and liabilities
    Accounts receivable                                          (185,160)   (1,384,866)
    Inventories                                                  (291,756)     (178,266)
    Prepaid expenses and other current assets                      (8,179)      (63,038)
    Accounts payable and accrued expenses                         467,248       703,817
    Deferred compensation                                        (100,000)           -
                                                             ------------   -----------
     Net cash used in operating activities                     (5,570,623)   (2,252,659)
                                                             ------------   -----------
Cash flows from investing activities
   Proceeds from sale of marketable securities                         -        789,604
   Proceeds from assets held for sale, net                             -        553,330
   Finder fees paid                                             (550,000)           -
   Cash acquired - ComputerCOP Corp.                           20,500,000            -
   Issuance of note receivable                                    (56,000)           -
   Purchases of property and equipment                           (328,882)      (64,805)
   Payments of security deposits                                   (8,068)       (4,848)
                                                             ------------   -----------
     Net cash provided by investing activities                 19,557,050     1,273,281
                                                             ------------   -----------
Cash flows from financing activities
   Repayment of advances from TSG officer                        (144,348)           -
   Repayment of long term debt                                    (32,109)           -
   Financing costs paid                                          (330,825)      (25,000)
   Cash proceeds from sale of warrants                                 -        300,000
   Cash proceeds from private sale of common stock              4,312,500            -
                                                             ------------   -----------
     Net cash provided by financing activities                  3,805,218       275,000
                                                             ------------   -----------
Net increase (decrease) in cash and cash equivalents           17,791,645      (704,378)

Cash and cash equivalents, beginning of period                  5,585,981     1,118,416
                                                             ------------   -----------
Cash and cash equivalents, end of period                     $ 23,377,626   $   414,038
                                                             ============   ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES
     Software acquired through issuance of equity
      instruments                                            $ 12,190,000   $        -
                                                             ============   ===========

See notes to condensed consolidated financial statements

                                       3

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

          FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999

1    Interim financial information

     The summary financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying condensed consolidated financial statements, footnotes and discussions of NetWolves Corporation ("NetWolves" or the "Company") should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the year ended June 30, 1999 and the period from February 13, 1998 (inception) to June 30, 1998. The results of operations for the nine months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

     Pursuant to an agreement dated February 10, 2000, the Company acquired all of the outstanding capital stock of ComputerCOP Corp., a New York corporation and a subsidiary of Computer Concepts Corp. ("Computer Concepts"), in exchange for 1,775,000 restricted shares of the Company's common stock. ComputerCOP Corp.'s assets included ComputerCOP technology, inventory and $20.5 million in cash. In connection with the transaction, the Company incurred finders fees of approximately $960,000 million and issued 125,000 restricted shares of the Company's common stock and five year warrants to purchase an aggregate of 900,000 shares of the Company's common stock, 600,000 of the 900,000 warrants did not vest in accordance with their terms and were cancelled on March 31, 2000 (Note 5). Additionally, Computer Concepts purchased 225,000 shares of the Company's common stock from three officers of the Company for $4.5 million.

     All of the shares issued by the Company in connection with the ComputerCOP Corp. acquisition as well as all shares sold by the three officers (the "Trust Shares") are subject to a Voting Trust Agreement, wherein the Company's chief executive officer has been granted the right to vote all Trust Shares for two years, subject to earlier termination on the sale of the shares based on certain parameters.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

          FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999



 2   The  Company  (continued)

     The Trust Shares are subject to piggyback registration rights and a one-time demand registration right effective after August 15, 2000.


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

     Software costs

     Costs associated with the development of software products are generally capitalized once technological feasibility is established. Purchased software technologies are recorded at cost and software technologies acquired in purchase business transactions are recorded at their estimated fair value. Software costs associated with technology development and purchased software technologies are amortized using the greater of the ratio of current revenue to total projected revenue for a product or the straight-line method over its estimated useful life. Amortization of software costs begins when products become available for general customer release. Costs incurred prior to establishment of technological feasibility are expensed as incurred and reflected as research and development costs in the accompanying consolidated statements of operations.

4    Purchase acquisition

     On July 7, 1999, NetWolves and Sales and Management Consulting, Inc. (d/b/a The Sullivan Group) ("SMCI") executed a merger agreement (the "Merger") pursuant to which NetWolves acquired the outstanding capital stock of SMCI. Under the terms of the Merger, TSG Global Education Web, Inc. ("TSG") (a subsidiary of NetWolves), with 4,150,000 shares of common stock outstanding, purchased all of the outstanding shares of SMCI's common stock in exchange for 180,000 shares of NetWolves' restricted common stock. The shareholders are restricted from selling, transferring or pledging such shares for an eighteen-month period. Upon consummation of the Merger, SMCI merged into TSG and TSG was the surviving entity.

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

          FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999



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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

          FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999


4    Purchase acquisition (continued)

     In accordance with the Merger, NetWolves made $4,750,000 of non-interest bearing open account working capital advances to TSG.

     The following unaudited pro forma financial information for the three and nine months ended March 31, 1999 has been prepared assuming that the acquisition of SMCI had taken place at the beginning of such periods presented. The pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning of the periods, nor is it necessarily indicative of the results that may occur in the future. Pro forma information for the three and nine months ended March 31, 2000 are not presented, since the results of TSG are reflected in the Company's consolidated results for the entire periods.

                                               Three months           Nine months
                                                  ended                   ended
                                                 March 31,              March 31,
                                                   1999                   1999
                                              --------------         ------------
                                                (unaudited)           (unaudited)

        Revenue                                 $  1,712,000          $  2,566,000
        Net loss                                $ (2,665,000)         $ (7,688,000)
        Basic and diluted net loss per share    $       (.51)         $      (1.63)


5       Shareholders' equity
        Common stock issuances

     -- On September 29, 1999, the Company sold 100,000 shares of unregistered common stock to an accredited investor at $15 per share (a total of $1,500,000) exclusive of commissions totaling $105,000.

     -- During November 1999, the Company sold 187,500 shares of unregistered common stock to a group of accredited investors at $15 per share (a total of $2,812,500) exclusive of commissions and fees of approximately 7%.

     -- On November 20, 1999, 12,500 shares were issued to a financial consultant for services rendered during the three months ending December 31, 1999, which resulted in a charge to operations of $275,000. Management determined the fair value of the common stock based on its quoted market price at the time of the issuance.

                  NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

          FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999


5      Shareholders' equity (continued)
       Common stock issuances (continued)

     -- Pursuant to an agreement dated February 10, 2000, the Company acquired all of the outstanding capital stock of ComputerCOP Corp., a New York corporation and a subsidiary of Computer Concepts Corp. ("Computer
          Concepts"), in exchange for 1,775,000 restricted shares of the Company's common stock. ComputerCOP Corp.'s assets included ComputerCOP technology, inventory and $20.5 million in cash. In connection with the transaction, the Company incurred finders fees of approximately $960,000 million and issued 125,000 restricted shares of the Company's common stock and five year warrants to purchase an aggregate of 900,000 shares of the Company's common stock, 600,000 of the 900,000 warrants did not vest in accordance with their terms and were cancelled on March 31, 2000 (Note 5). Additionally, Computer Concepts purchased 225,000 shares of the Company's common stock from three officers of the Company for $4.5 million.

     -- During January 2000, the preferred stockholder elected to convert the preferred stock into 13,888 shares of NetWolves common stock (at fair market value at the time of conversion).

       Warrants

     -- On July 26, 1999 and in connection with the Company entering into an agreement with Comdisco, Inc. ("Comdisco"), Comdisco was granted a five-year warrant to purchase 125,000 shares of the Company's unregistered common stock, at an exercise price of $10 per share. The warrants are immediately exercisable. The value of the warrants of $2,390,000 are being amortized over the initial term of the agreement (four years) and has been calculated using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility of 65%, risk-free interest rate of 5.84%, and an expected term of five years.

     -- On July 31, 1999, a financial consultant of the Company was granted a five-year warrant to purchase 100,000 shares of common stock, at an exercise price of $12 per share. The warrants are immediately exercisable and the shares issuable pursuant to the warrants have piggyback registration rights. The value of the warrants of $1,704,000 are being amortized over a period of three months and has been calculated using the Black- Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility of 65%, risk-free interest rate of 5.84%, and an expected term of five years.

     -- On November 1, 1999, the Company's granted a five-year warrant to purchase 24,000 shares of common stock, at an exercise price of $18 per share to a public relations firm. The warrants vest ratably over twelve months and resulted in a charge to operations of approximately $88,000 for the three months ended March 31, 2000. The total value of the warrants of approximately $351,000 has been calculated using the Black-Scholes option- pricing model with the following assumptions: no dividend yield, expected volatility of 65%, risk-free interest rate of 5.97%, and an expected term of five years.

     -- In November 1999, a consultant was granted a five-year warrant to purchase 60,000 shares of common stock, at an exercise price of $18 per share.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

          FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999



5       Shareholders' equity (continued)
        Warrants (continued)

     -- In December 1999, the Company granted 65,000 ten-year warrants to the Company's Vice President of Finance at an exercise price of $12 per share. The warrants vest immediately and accordingly resulted in a charge to operations of $422,500, based upon the intrinsic value of the warrants on the date of grant.

     -- In December 1999, a consultant was granted a ten-year warrant to purchase 100,000 shares of common stock, at an exercise price of $12 per share. The warrants are immediately exercisable. The value of the warrants resulted in a charge to operations of approximately $1,536,000 during the three months ended December 31, 1999 and has been calculated using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility of 65%, risk-free interest rate of 5.97%, and an expected term of ten years.

     -- In connection with the February 10, 2000 acquisition of ComputerCOP Corp., the Company issued a warrant to purchase an aggregate of 300,000 shares of the Company's stock that are initially exercisable at $25 per share if exercised on or before September 30, 2002 and $30 thereafter until they expire on February 10, 2005. The fair value of this warrant has been included in the value of the software. In addition, the Company issued another warrant to purchase an aggregate of 600,000 shares of the Company's common stock. This warrant did not vest in accordance with its terms and was cancelled on March 31, 2000.

6         Segment information

          The Company reports segments in accordance with Financial Accounting Standards Board Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information". The Company and its subsidiaries operate in three separate business segments, the Technology segment, the Training and consulting segment and the Computer software segment. These operating segments are representative of the Company's management approach to its evaluation of its operations. The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies. The technology segment, which operates principally domestically, is primarily engaged in the design, development, marketing and support of information delivery hardware products and software. The training and consulting segment, which operates domestically, provides consulting, educational and training services primarily to the oil and gas and automotive industries throughout the United States. The software segment, which operates domestically, is primarily engaged in the design, development, marketing and support of software products which are designed to provide non computer literate owners the ability to identify threats as well as objectionable material which may be viewed by users of the computer on the Internet.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

          FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999



6       Segment information (continued)

                                        Three Months Ended              Nine Months Ended
                                             March 31,                       March 31,
                                        ------------------              -----------------
                                        2000           1999             2000          1999
                                        -----          ----             ----          ----
        Revenue
           Technology               $    27,921    $ 1,518,045    $     67,050    $ 1,598,759
           Training and consulting      435,484            -           868,504            -
           Computer software                -              -               -              -
                                    -----------    -----------    ------------    -----------
              Total                 $   463,405    $ 1,518,045    $    935,554    $ 1,598,759
                                    ===========    ===========    ============    ===========
        Operating income (loss)
           Technology               $(1,888,071)   $(1,872,714)   $ (9,087,464)   $(5,731,152)
           Training and consulting   (1,617,608)           -        (3,620,764)           -
           Computer software           (622,393)           -          (622,393)           -
                                    -----------    -----------    ------------    -----------
              Total                 $(4,128,072)   $(1,872,714)   $(13,330,621)   $(5,731,152)
                                    ===========    ===========    ============    ===========

                                                                    March 31,       June 30,
                                                                      2000           1999
                                                                  ------------    -----------
        Identifiable assets
           Technology                                             $ 22,672,490    $ 6,270,113
           Training and consulting                                   6,666,378      6,541,821
           Computer software                                        12,911,277            -
                                                                  ------------    -----------
              Total                                               $ 42,250,145    $12,811,934
                                                                  ============    ===========


     The Company had two major customers, both included in the Training and consulting segment, which accounted for 47% and 33% of consolidated sales for the nine months ended March 31, 2000.

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

          FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999


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

8    Subsequent Events

     Gateway, Inc. Agreement

     In April, 2000, the Company entered into an agreement with Gateway, Inc. ("Gateway") whereby Gateway agreed to install the ComputerCOP software on every new Gateway consumer computer. The Company is to receive fifty percent (50%) of all gross margins generated from sales of upgrades to the existing software contained within the Gateway consumer computer.

     Anicom Inc.

     On April 10, 2000, the Company exercised its right to terminate its exclusive distributorship agreement with Anicom, Inc. pursuant to its terms. On April 19, 2000, an action was commenced against the Company in the U.S. District Court for the Northern District of Illinois by Anicom, Inc. The action is based upon NetWolves' alleged failure to deliver approximately 74,842 shares of its common stock to Anicom upon exercise by Anicom of the Company's warrants. The action seeks specific performance as well as any damages that may result from a diminution in value of NetWolves common stock. NetWolves intends to submit an answer denying the allegations of the complaint and further intends to vigorously defend this action.

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

Overview

The Company is a corporation with a limited operating history, formed in February 1998, when it commenced field trial and limited sales of its primary product, "The FoxBox". Additionally, efforts were made to obtain operating capital and convert the Company to a public entity. This was accomplished through a reverse merger with Watchdog Patrols, Inc., a publicly traded (OTCBB), non-reporting corporation. In April, 2000, the Company commenced trading on the NASDAQ Small Cap market under the symbol WOLV. Operating expenses have increased significantly since the Company's inception. This reflects the costs associated with the formation of the Company, costs associated with acquisitions, and increased efforts to promote sales of the FoxBox (Multi- services Internet communications gateway), recruit personnel, build operating infrastructure and continued product development. The FoxBox is a multi- functional product that connects business networks [Local Area Networks (LANs) and Wide Area Networks
(WANs)] to the Internet. It supports secure access to the Internet for 3 to 400 users through a single connection, provides advanced electronic mail functions for unlimited users and delivers firewall security. The Company's initial target markets are the end users in small and mid-size businesses and large organizations with satellite offices. In January, 1999 the Company entered into an agreement with TSG ("Sullivan") whereby Sullivan appointed the Company as the exclusive provider for Sullivan's proprietary interactive distance learning training programs. In July 1999, the Company acquired TSG and in July 1999 secured a credit facility with Comdisco, Inc. to finance the anticipated sales to be generated from the application of the FoxBox technology to TSG's client base. Comdisco also agreed to provide management, installation and technology services for FoxBoxes sold to this client base. In January, 1999, the Company also entered into an agreement with Anicom, Inc. ("Anicom") appointing Anicom as its exclusive distributor in North America. In April, 2000, the Company exercised its right to terminate this agreement pursuant to its terms. In February, 2000, the Company acquired ComputerCOP Corp. This transaction provided cash, inventory and software which is primarily designed to provide non computer literate owners (e.g. parants or guardians) the ability to identify threats as well as objectionable material which may be viewed by the users of the computer on the internet (e.g. children).

The Company has a limited operating history in which to base an evaluation of the business and prospects. The Company's prospects must be considered in light of the risks frequently encountered by companies in their early stages, particularly for companies in the rapidly evolving technology industry. Certain risks for the Company include, but are not limited to an unproven business model and growth management. To counter this risk, the Company must, among other things, increase its customer base, continue to develop its distribution network and product offerings, successfully execute its business and marketing plan, and expand the operating infrastructure. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company's financial condition and results of operations. Since inception, the Company has incurred significant losses and as of March 31, 2000 had an accumulated deficit of approximately $20 million. The Company believes that its success depends in large part on its ability to create market awareness and acceptance for the FoxBox, build technology and non-technology infrastructures, expand the sales force and distribution network, and continue new product research and development.

Results of Operations

As a result of the July 1999 and February 2000 acquisition of TSG and ComputerCOP respectively, NetWolves and its subsidiaries operate in three business segments, the technology segment, the training and consulting segment and the computer software segment. Total revenue for the three and nine-month periods ended March 31, 2000 when compared to the same time periods for the prior year, decreased $1,054,640 from $1,518,045 to $463,405 and decreased $663,205 from $1,598,759 to $935,554, respectively. Revenue derived from technology decreased from $1,518,045 to $27,921 and from $1,598,759 to $67,050 for the three months and nine months ended March 31, 2000, respectively, when compared to the three months and nine ended March 31, 1999. This decrease is primarily attributable to an initial order in March 1999 by Anicom as compared to no revenue from Anicom for the nine months ended March 31, 2000. The Company recently terminated the Anicom agreement and has been pursuing multiple distributors to deliver products into the reseller channel. The addition of the training and consulting segment in July 1999 provided revenue of $435,484 and $868,504 for the three and nine months ended March 31, 2000, as compared to no revenue for the comparable prior period. Although training and consulting revenue is currently derived from traditional leader-lead training and benchmark studies, the segment's strategic focus is on distance learning. The Company is currently "beta testing" products utilizing the FoxBox technology to deliver distance learning to existing clients in the petroleum industry. Although computer software does not account for any revenue to date, The Company believes that certain revenue will be derived by delivering ComputerCOP under the terms of the Gateway agreement (Note 8) . and by pursuing additional contracts for the current version of ComputerCOP . $191,242 and $292,813 of investment income was generated for the three and nine month periods ended March 31, 2000 as compared to $4,217 and $41,600 for the three and nine month periods ended March 31, 1999. The increase is primarily attributable to interest earned on cash from the ComputerCOP Corp. acquisition.

NetWolves had gross profit of 39% for the nine month period ended March 31, 2000 as compared to 67% for the nine month period ended March 31, 1999. To date, the Company has not had consistent levels of significant production in order to have a basis of comparison. Future results will depend, in part, on the effects of economies-of-scale, the use of third-party assemblers and the ability to competitively purchase rapidly evolving commodity hardware, which is a significant component of "cost of goods sold." The use of non-Proprietary hardware is one of many inherent design features of the FoxBox which facilitates an efficient and cost effective production cycle. Additionally, this allows the Company to focus its core research and development efforts on developing software.

Operating expenses increased from $2,891,758 to $4,230,036 and from $6,799,432 to $13,695,870 for the three and nine month periods ended March 31, 1999 and March 31, 2000, respectively. The increase in operating expense is primarily due to the continued growth of the Company and the addition of the training and consulting and computer software business segment. The operating expenses for the nine months ended March 31, 2000 and March 31, 1999 consisted primarily of $11,306,540 and $4,308,999 of general and administrative costs relating to the establishment of the infrastructure and the continued operations of the business. $880,780 and $250,143 of costs were incurred relating to research and development, and $1,508,550 and $2,240,290 related to selling and marketing. Included in the general and administrative expenses are $5,435,724 and $4,337,750 of non-cash compensation for services in the form of the Company's common stock, options and warrants.

Liquidity and Capital Resources

On June 17, 1998 the Company executed a reverse merger with Watchdog Patrols, Inc. a publicly traded non-reporting company engaged in the activity of providing armed and unarmed security guard services for the New York/Metropolitan Area. This merger made available to the Company, approximately $2.3 million of cash, cash equivalents and marketable securities to be used as operating capital. On November 22, 1998 the Company sold substantially all the assets of the security guard business, consisting primarily of uniforms, vehicles, computer systems and furniture to a third party. This generated an additional $600,000 of cash flow to the Company. On June 29, 1999 NetWolves concluded a private offering of 800,000 shares of common stock which generated $5.4 million (net of $.6 million of expenses). On September 29, 1999 the Company completed a private placement of 100,000 shares of common stock to one accredited investor for $1.4 million (net of $100,000 of expenses) to be used in operations. In November 1999, the Company completed a private sale of an additional 182,500 shares of common stock to accredited investors for $2.6 million (net of expenses of approximately 7%). Additionally, in February 2000 the Company acquired 100% of the outstanding common stock of ComputerCOP Corp for approximately 1,775,000 shares of the Companies common stock. This transaction provided certain software, inventory and cash of $19.3 million (net of $1.2 million of expenses).

NetWolves had cash and cash equivalents of approximately $23 million at March 31, 2000. Management believes that the Company has adequate capital resources to meet its working capital needs for at least the next twelve months based upon its current operating level. However, there can be no assurance that the Company will have sufficient capital to finance its planned growth. The Company may seek to raise additional monies from the sale of its capital stock to fund its growth over the next 24 to 36 months.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On April 19, 2000, an action was commenced against the Company in the U.S. District Court for the Northern District of Illinois by Anicom, Inc. The action is based upon NetWolves' alleged failure to deliver approximately 74,842 shares of its common stock to Anicom upon exercise by Anicom of the Company's warrants. The action seeks specific performance as well as any damages that may result from a diminution in value of NetWolves common stock. NetWolves intends to submit an answer denying the allegations of the complaint and further intends to vigorously defend this action.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) In February 2000, the Company sold 1,775,000 shares of its common stock to Computer Concepts Corp. in connection with the purchase of Computercop Corp. Concurrently the Company issued an aggregate of 125,000 shares of its common stock to two finders as well as warrants to purchase an aggregate of 900,000 shares of its common stock at an initial exercise price of $25.00 per share. 600,000 of these warrants have since been cancelled pursuant to their terms. This was a transaction by the Company not involving any public offering which was exempt from the registration requirements under the Securities Act pursuant to Section 4(2) thereof.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.   OTHER INFORMATION..

     Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27   Financial Data Schedule (for electronic submission only)

     (b)       Reports on Form 8-K

          (i)  Current Report on Form 8-K dated January 13, 2000 covering Item 4
               - Changes in Registrant's Certifying Accountant and Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits.

          (ii) Current Report on Form 8-K dated February 10, 2000 covering Item 2 - Acquisition or Disposition of Assets and Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NETWOLVES CORPORATION

                                        /s/   Walter M. Groteke
                                              Walter M. Groteke
                                              Chief Executive Officer

                                        /s/   Peter C. Castle
                                              Peter C. Castle
                                              VP Finance, Secretary, Treasurer

Date: May 22, 2000