Form 10-K
period 2000-06-30
NETWOLVES CORP
filed 2000-10-13
CIK 1084103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 2000
                                       or
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from            to
                                               ----------

                          Commission File No. 0-25831
                                              -------
                              NetWolves Corporation
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                      11-2208052
-------------------------------               ---------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification No.
 incorporation or organization

200 Broadhollow Road, Melville, New York                   11747
----------------------------------------           ----------------------
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code:    (631) 393-5016
                                                   ----------------------
Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0033 par value
                   -------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X ].

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 29, 2000 as reported on the Nasdaq, was approximately $49,076,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliates status is not necessarily a conclusive determination for other purposes.

As of September 29, 2000, the Registrant had outstanding 8,742,613 shares of Common Stock.

Documents incorporated by reference:   None

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                                   FORM 10-K

         FOR THE YEARS ENDED JUNE 30, 2000 AND 1999 AND FOR THE PERIOD
              FROM FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998

PART I
  ITEM 1  Business ......................................................      1
  ITEM 2  Properties ....................................................     10
  ITEM 3  Legal Proceedings .............................................     11
  ITEM 4  Submission of Matters to a Vote of Security Holders ...........     11

PART II
  ITEM 5  Market for Registrant's Common Equity and Related Stockholder
           Matters ......................................................     12
  ITEM 6  Selected Consolidated Financial Data ..........................     13
  ITEM 7  Management's Discussion and Analysis of Financial Condition and
           Results of Operations ........................................     14
  ITEM 7a Quantitative and Qualitative Disclosure About Market Risk .....     18
  ITEM 8  Financial Statements and Supplementary Data ...................     18
  ITEM 9  Changes In and Disagreements with Accountants on Accounting and
           Financial Disclosure .........................................     18

PART III
  ITEM 10 Directors and Executive Officers of the Registrant ............     19
  ITEM 11 Executive Compensation ........................................     20
  ITEM 12 Security Ownership of Certain Beneficial Owners and Management.     22
  ITEM 13 Certain Relationships and Related Transactions ................     22

PART IV
  ITEM 14 Exhibits, Financial Statements Schedules, and Reports on Form
           8-K ..........................................................     23

SIGNATURES ..............................................................     24

ITEM 1.         BUSINESS

     This Annual Report on Form 10-K, the exhibits hereto and the information incorporated by reference herein contain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and such forward looking statements involve risks and uncertainties. When used in this report, the word "expects", "anticipates" and "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include those discussed below and those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" or incorporated by reference herein. NetWolves Corporation undertakes no obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date this Report is filed with the Securities and Exchange Commission or to reflect the occurrence of unanticipated events.

Overview

     NetWolves Corporation ("NetWolves" or the "Company") designs, develops, manufactures and sells Internet infrastructure security products designed to provide secure, manageable Internet access. The Company was founded to introduce a new innovative Internet security and access device called the "FoxBox-TM". NetWolves' state-of-the-art enabling technology for the Internet connects people and computer networks securely to the Internet. NetWolves designs Internet solutions that provide the services that companies desire without confusion, complication, limitation and the exorbitant cost associated with traditional offerings.

     NetWolves' multi-services internet communications gateway products are designed to meet all business needs packaged together, (e-mail, firewall security, router, Web hosting, Intranet, FTP, etc.), complete with advanced integrated hardware and software, a simple to use interface, and room for expansion. As companies combine data and communications to reduce costs, NetWolves' value-added expansion technologies such as Virtual Private Networking ("VPN"), a process for encrypting data for secure transmission over public networks, will provide significant cost-efficient services in an all-in-one, enterprise-wide gateway solution.

     NetWolves differentiates itself from its competitors through its proprietary patent pending technology which provides a centralized, remote network monitoring, managing and security software ("Mother"). Mother allows the secure, remote management and monitoring of multiple all-in-one gateway servers located worldwide. This monitoring can be performed in real-time, and from one or numerous central sites. This advanced new technology also allows a network administrator to create a configuration template with all the configuration information and changes required for all-in-one units. This template can be applied to each unit, all via a secure configuration mechanism from the central monitoring location, without compromising network security. It is this Mother system which forms the basis of the Company's recent agreement with the General Electric Company.

     NetWolves products are designed for our partners' present and future needs. The Company's initial target markets are the end users in the small and mid-sized businesses and large organizations with satellite offices. Larger end users to whom the product is intended to be marketed are companies with multi-state locations, government agencies and educational markets. NetWolves products are designed to service numerous markets, including the financial, medical, legal, travel, hospitality, entertainment, hotel and auto and petroleum industries.

     The Company's strategy is to establish the FoxBox as the standard for enterprise-wide network connectivity worldwide. To achieve its objectives worldwide, NetWolves seeks to form relationships with leading companies in their respective areas to deliver application-specific Internet solutions to organizations worldwide.

     In January 1999, the Company entered into an agreement with Sales & Management Consulting, Inc. (d/b/a The Sullivan Group), a leading consulting organization serving the needs of the automobile aftermarket, convenience stores and oil industry. It maintains an extensive library of training modules available to its client base of Amoco Oil, British Petroleum, ExxonMobil, Tosco and Unocal. Pursuant to its agreement, The Sullivan Group appointed NetWolves as its exclusive provider in the United States of a delivery system whereby The Sullivan Group intends to sell its proprietary training programs that enhance profitability to retail locations throughout the United States. NetWolves is customizing an Internet solution specifically to deliver distance learning to these locations utilizing its FoxBox technology. In July 1999, the Company acquired The Sullivan Group and the five principal officers and employees of The Sullivan Group were retained under long-term employment contracts.

     In February 2000, and in exchange for 1,775,000 restricted shares of the Company's common stock, NetWolves acquired ComputerCOP Corp., whose assets included ComputerCOP technology, inventory and $20.5 million in cash intended to fund future growth. The shares issued by the Company in connection acquisition are subject to a Voting Trust Agreement, wherein the Company's chief executive officer has been granted the right to vote all Trust Shares for two years, subject to earlier termination on the sale of the shares based on certain parameters.

Agreement with General Electric

     On June 29, 2000, NetWolves and General Electric Company ("GE") entered into a six year agreement for the master purchase, license and support services of NetWolves' security, remote monitoring and configuration management system. GE, after extensive due diligence in looking for the all-in-one small office solution for network management, interconnectivity and security management, chose the FoxBox for deployment throughout their enterprise. In addition to agreeing to sell the FoxBox to GE, NetWolves will receive (a) a one-time installation fee for each FoxBox unit installed and (b) a monthly service and maintenance fee for which GE pays NetWolves upon installation for the first twelve months. GE will be using the FoxBox for interconnectivity of worldwide offices. The FoxBox will enable GE's offices to interact with each other, utilizing NetWolves advanced firewall security. NetWolves believes that this agreement further validates the Company's technology and innovations within the firewall and network security markets. Network security is one of the most formidable challenges facing Fortune 500 companies, and with its new "Mother System," NetWolves can offer the appropriate solutions.

     In connection with the Company entering into the agreement, the Company issued GE a warrant to purchase 500,000 shares of common stock that may be exercised ratably upon the Company receiving orders (as defined in the agreement) of an amount equal to or in excess of, in the aggregate, $2,000,000, $3,000,000, $4,000,000 and $5,000,000.

     The Company issued 200,000 shares of common stock to GE in June 2000.

Industry background

     Small to medium sized enterprises, branch offices of large corporations, government offices, telecommuters, education market businesses and consumers are increasingly accessing the Internet for a wide variety of uses. These include data, video and voice communications, information gathering and commerce. Because it is an affordable means of achieving global reach and brand awareness, the Internet is a particularly attractive vehicle for small and medium size businesses as they endeavor to access and share information with a large number of geographically dispersed customers, employees and business partners. According to International Data Corporation's ("IDC") 1999 U.S. Small Business Survey, of the 87.4 million devices estimated by IDC to have Internet access in 1998, approximately 60% were used by small businesses and home offices. IDC estimates that the proportion of small businesses, those with less than 100 people, accessing the Internet in the United States will increase from approximately 50% in 1998 to approximately 65% by 2001, to a total of 4.7 million businesses.

     Many branch offices, mobile workers, and telecommuters, all of whom connect electronically to the corporation and each other, characterize today's large business enterprise. Because of the confidential nature of business communications and data, these connections must be secure. Virtual private networks provide secure Internet connections between the business enterprise and employees and their business partners. Communicating using the Internet and virtual private networks offer significant cost savings over alternative solutions such as private leased lines or frame relay networks. TeleChoice Inc., an independent market researcher, estimates that virtual private networks can cut telecommunication costs by as much as 90% over private leased line networks, and, for this reason, their use is expected to grow rapidly.

     The  market  for  Internet   security   products   includes  a  variety  of
applications to address these issues, such as firewall, web site access filtering and Internet Protocol, including proxy servers, intrusion detection, virus detection, address management and VPN. According to IDC, the market for Internet security products increased over 45% in 1998 to $3.2 billion and is expected to grow at a compounded annual growth rate of 21% to $8.3 billion by 2003.

     NetWolves' FoxBox product line provides significant additional functionality over existing server applications, including VPN and web site access filtering for content. The product offers full functionality that is administered through a simple, web-based interface. The FoxBox provides integrated Internet applications with scalability and flexibility that overcomes concerns about costly product upgrades and replacement as the Internet changes.

     Historically, to create an Internet presence, an organization needed access to complex network technologies and one or more costly general-purpose servers, which often require a technically skilled staff to maintain. The expense and technical complexity of these network technologies and general purpose servers often discourage their adoption by small- to medium-sized organizations, due to their limited budgets and technology skills. NetWolves' FoxBox "server appliance" is a new category of low-cost servers that work with other network devices to provide services to network users. Server appliances are a type of network infrastructure device that is designed to facilitate the exchange of information over a computing network. Server appliances differ from general-purpose servers because they are specifically designed and tailored to deliver one or more network-based applications, as opposed to general-purpose servers. Dataquest Incorporated, an independent research firm, expects the server appliance market to grow from $2.2 billion in 1999 to approximately $15.8 billion in 2003, representing a 64% compound annual growth rate.

     Participation in the emerging global Internet-based economy and realization of the benefits and efficiencies facilitated by new Internet-enabled business applications are becoming increasingly important for the small office market. The small office market includes small businesses, remote and branch offices of large corporations, and home offices.

     The FoxBox server appliances and FoxOS software product line enable small office business organizations to establish a presence on the Internet, and do so in an easy, cost-effective manner. As the number of Internet users and businesses increases, the Company believes the demand for server appliances will continue to grow.

Products and Services

     The FoxBox offers a combined Internet access and firewall security solution for small to medium sized businesses. The FoxBox costs substantially less than purchasing its functionality in separate products. In addition, the FoxBox's "all-in-one" solution significantly reduces costly network administration overhead, since there are less divergent components to administer in the FoxBox. Each of the features in the FoxBox is designed to work together using integrated hardware and software with a common interface. This facilitates expansion and support of the converging voice and data industries.

     The FoxBox is configured using its web-based graphical user interface ("GUI"). The FoxBox is designed for basic network connectivity, although it is often customized to handle large-scale applications for vertical market solutions. NetWolves develops custom software applications that are fully integrated with commodity off-the-shelf hardware components ("COTS") in the FoxBox products. NetWolves outsources the manufacturing function that enables NetWolves to maximize its research and development efforts.

Standard FoxBox Features

The FoxBox offers the following features:

     --   It can securely connect any number of users in a small geographic area
          (LAN) simultaneous to the Internet through a single dial-up or dedicated connection.

     -- Up to eight users at one time can connect to the Web/Internet on non-dedicated connections.

     -- Hierarchical caching, which are rules that tell a computer to look for the data stored on a series of a computer before accessing the internet for data, gives the FoxBox more efficient web viewing and greater ability to transfer data from one file to another.

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

Optional FoxBox Features

The FoxBox also offers the following optional features:

     -- High speed tape backup/restore module (SCSI) allows all stored data on the FoxBox to be backed up onto a DAT tape, which is a standardized tape for file back up.

     -- Fast SCSI hard drive provides extra storage for shared files and Web data at faster access speeds.

     -- Extra 10.2 GB EIDE hard drive provides extra storage for shared files and Web data.

     -- E-Mail Archive module allows all inbound and outbound e-mail to be saved for archival/compliance purposes.

     -- Advanced access control module allows control over who can access the web and the sites to which they have access.

     -- Virtual Private Networking (VPN) module provides a process for encrypting data for secure transmission over public networks.

Firewall and Security Functions

     NetWolves believes that security is an essential element of any Internet connectivity solution. For this reason, the FoxBox includes high-end firewall security protection, without requiring the purchase of additional components.

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

     -- Network Address Translation ("NAT"), which are conversions of public addresses to and from private addresses, makes the network invisible to outside Internet users by hiding the internal network's addresses of each sender or reveiver of information.

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

     The FoxBox DDR and FoxBox Pro I dial-on-demand units come with a preconfigured firewall and network address translation rules that allow these products to securely connect the LAN to the Internet. The FoxBox 56K, FoxBox T1 and FoxBox Pro Plus are designed with fully configurable firewalls and network address translation rules that give the network administrator greater flexibility in allowing or denying incoming and outgoing data.

E-Mail Services

     A key feature of the FoxBox is its advanced and powerful management of electronic mail. With only one Internet account, an unlimited number of users can send and receive e-mail. In addition, the FoxBox supports Internet e-mail standards. For e-mail between a FoxBox and the Internet, NetWolves uses the standard simple mail transfer protocol (SMTP) protocol, which is the standard for e-mail transmission on the Internet. For LAN users, the FoxBox supports a number of different protocols. If the FoxBox is used as the LAN's e-mail server, two common client-server e-mail protocol standards are supported:

     -- POP-3 - a process for retrieving e-mail from its stored location to the viewer.

     --   IMAP - a method of viewing electronic mail at its stored location.

The FoxBox supports several e-mail clients, including:

     --   Microsoft Exchange-TM

     --   Microsoft Internet Mail-TM

     --   Netscape Navigator Mail-TM

     --   Eudora-TM

     --   Pegasus-TM

The FoxBox supports several e-mail gateways, including:

     --   Microsoft Exchange Server-TM

     --   Lotus cc:Mail-TM

     --   GroupWise Mail-TM

     --   Others with SMTP gateways

Web Based Administrative Interface ("AI")

     A Web-based Administrative Interface allows the network administrator to configure the various subsystems of the FoxBox. The FoxBox is completely transparent to the Internet user. Likewise, because the FoxBox is easy to setup, it will feel transparent to the administrator. This is especially true should changes be required following initial installation. Since all administration of the FoxBox is performed through a Web browser, the administrator can be on any workstation on the LAN.

NetWolves' Distance Learning Solution

     NetWolves is committed to the evolution of our core product, the FoxBox, as well as new solutions for emerging markets in the new millennium. NetWolves' distance learning solution, which delivers cost-effective, interactive training programs through the FoxBox Intranet delivery system, is part of the evolution. This system sets the standard for delivery of training and education in many vertical market industries such as oil and petroleum, health care, retail, and auto dealerships.

NetWolves Web Site Monitoring Software:  ComputerCop Software

     A national study commissioned by Congress that details the online victimization of America's children has shown that 1 in 5 children online have been invited to engage in cybersex, and 1 in 4 have been exposed to pornography. Despite parental concerns, only one third of families were using filtering, monitoring and blocking software, including technology offered by Internet service providers. This statistic is understandable, since most blocking, monitoring and filtering software is laborious to install, and some parents are not aware that it is available.

     The result is a CD that a parent can just put in the computer without any installation or detection. Within a matter of minutes ComputerCOP scans the hard drive for offensive images and inappropriate words to show parents what their children have been exposed to online. This software has been approved by the NCMEC, Pedowatch.org and has been featured on the television show, America's Most Wanted.

Remote Monitoring and Configuration Management Product - "Mother"

     The "Mother System" technology offers many innovations. First, it allows the secure, remote management and monitoring of multiple all-in-one gateway servers that may be located worldwide. This monitoring can be done in real-time and from one or numerous central sites. Additionally, this new technology allows a network administrator to create a configuration template with all the configuration information and changes required for all- in-one units. This template can be applied to each unit, all via a secure configuration mechanism from the central monitoring location, without compromising network security.

     The "Mother System" technology combined with the Company's core product, the FoxBox, and a centralized monitoring office makes available to network administrators and organizations what the Company believes to be the complete solution to managing, monitoring and securing their networks.

Engineering and Development

     The Internet and the computer hardware and software industry are characterized by rapid technological change, which requires ongoing development and maintenance of products. It is customary for modifications to be made to products as experience with its use grows or changes in manufacturer's hardware and software so require.

     NetWolves' engineering and development group is comprised of a core team of engineers who specialize in different areas of product development. NetWolves engineering team has experience in a variety of industries, including information security, designing networking protocols, building interfaces, designing databases, and computer telephony. Their expertise is used in the design of the FoxBox and seeking improved methods for the FoxBox to meet customer needs. We have engineering staff in two sites. Our main development activities are based in Tampa, Florida, and are responsible for hardware design and development, key architecture and software development, documentation and quality assurance. We have an additional engineering and development facility in Melville, New York, with responsibilities encompassing software research and development as well as a new product development. As of September 30, 2000, the Company's engineering and development group consists of 30 employees. The Company seeks to recruit highly qualified employees and its ability to attract and retain such employees will be a principal factor in its success in achieving and maintaining a leading technological position.

     Engineering and development expenses were approximately $1,334,000, exclusive of capitalized software development costs of approximately $170,000, for the year ended June 30, 2000. The Company intends to increase its investment in product development and believes that its future product offerings will depend, in part, on its ability to develop, manufacture and market new products and enhancements to existing products on a cost-effective and timely basis.


Manufacturing and Testing

     The manufacturer currently used by the Company in the production of FoxBoxes is Haller Industries, Inc. ("Haller"), a hardware assembly and engineering firm located in Tampa, Florida. In July of 2000, Netwolves negotiated the foundations for the development of a strategic alliance with Haller. The formation of this alliance is based primarily on Haller providing quality products and services to Netwolves based on a predetermined production schedule providing rapid response to special modifications of our core product as required by our customers and the normal evolutionary software enhancements created by Netwolves.

     While the Company has no long-term agreement with Haller, it believes that alternative manufacturers are available in the event the Company seeks to change or expand upon manufacturers of its products.

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

     In addition to testing the product on a regular basis, NetWolves researches the status of existing components used in the FoxBox to determine if they are being phased out or prices have changed. If it concludes that a certain component must be substituted, trial testing is performed on a new component to determine if it meets product component criteria. If it meets this criterion, which includes cost effectiveness, longer life expectancy and product efficiency, a plan to develop and use the component is implemented.

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

Sales and Marketing

     The Company's marketing and sales strategy plan is for it to enter into multi-national reseller agreements with value added resellers (ISP's, CLEC's, ILEC's, systems integrators, interconnects) of internet access devices, including: firewalls, caching servers, hosting servers, email servers, web access filtering systems, and file servers with the intent of capturing end user sales of its FoxBox security and internet access functionality systems. The Company has also embarked on direct end user sales efforts to the Fortune 1000 and has placed 15 sales representatives and two regional sales managers in major market areas across the United States while currently negotiating international distribution with a number of Western European and Latin American companies. The Company is also seeking to enter into agreements and partnerships with providers of services, and software and hardware products in a variety of markets that enhance the functionality of its core FoxBox product line. These markets include education, financial, medical, legal, travel, hospitality, petroleum and the auto industries. The Company intends to recruit sales representatives and sales engineering consultants in two regional areas, Eastern and Western United States, managed by regional managers in Atlanta and Denver. Regional managers have recently been put in place and fifteen (15) sales representatives have been recruited in the Atlanta, Chicago, Los Angeles, New York, San Antonio, Tampa, and Washington D. C. areas. Sales engineers are being recruited with two currently in place at this time. They will perform important functions including systems analysis and customizing solutions for various end user and value added reseller prospects.

     The Company has implemented marketing initiatives to support the sales, technical support, and distribution of its products and services, and to communicate and promote corporate initiatives and direction. The Company's sales and marketing management employees are responsible for collateral development, lead generation, customer and technical support, systems analysis, and market awareness of the Company and its products. Marketing programs include public relations, seminars, industry conferences and trade shows, coop advertising, telemarketing and direct mail. The Company's marketing employees also contribute to both the product development direction and strategic planning processes by providing product/market research and conducting surveys and focus groups.

Licensing and Intellectual Property

     The Company  considers  certain  features of its  products,  including  its
methodology  and  technology  to  be  proprietary.   The  Company  relies  on  a
combination of trade secret, copyright and trademark laws, contractual provisions and certain technology and security measures to protect its proprietary intellectual property. We generally enter into confidentiality agreements with our employees, consultants, business partners and major customers. NetWolves owns numerous copyrighted works of authorship in computer programs, including but not limited to portions of the FoxOS (operating system), ESCN (distance learning), products related to FoxOS and ESCN, and various proprietary enhancements to publicly available open source system software; as well as traditional media, including, but not limited to, marketing materials, documentation and white papers. Applications for registration of those copyrights have been filed with respect to some of these works, and further applications are expected to be filed in the near future.

     On June 21, 2000, the Company filed a patent application with the U.S. Patent and Trademark Office for technology that provides secure, centralized remote management and monitoring of networks using the Internet. This "Mother System" has enabled the Company to expand application of its FoxBox to Fortune 500 organizations with multiple worldwide locations such as General Electric.

     Notwithstanding the efforts the Company takes to protect its proprietary rights, existing trade secret, copyright, and trademark laws afford only limited protection. Despite our efforts to protect our proprietary rights and other intellectual property, unauthorized parties may attempt to copy aspects of our products, obtain and use information that we regard as proprietary or misappropriate our copyrights, trademarks, trade dress and similar proprietary rights. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate. In addition, our competitors might independently develop similar technology or duplicate our products or circumvent any patents or our other intellectual property rights.

     The Company does not intend to sell or transfer title of its products to its clients, though this structure may change as the Company expands its operations. The Company intends to license products pursuant to licensing and maintenance agreements for which extended payment terms may be offered. In the case of extended payment term agreements, the customer is contractually bound to equal monthly fixed payments. In the case of extended payment term agreements, maintenance may be bundled for the length of the payment term. Thereafter, in both instances, the customer may purchase maintenance annually.

Competition

     Current and potential competitors in our markets include, but are not limited to, the following, all of whom sell world-wide or have a presence in most of the major markets for such products: security appliance suppliers such as Cobalt Networks, Inc. (to be acquired by Sun Microsystems, Inc.), Watchguard Technologies, Inc., SonicWALL, Inc., enterprise firewall software vendors such as Check Point Software and Axent Technologies; network equipment manufacturers such as Cisco Systems, Lucent Technologies, Nortel Networks, 3COM and Nokia; computer or network component manufacturers such as Intel Corporation; operating system software vendors such as Microsoft Corporation, Novell, Inc. and Sun Microsystems, Inc. The Company expects competition to intensify as more companies enter the market and compete for market share. In addition, companies currently in the server market may continue to change product offerings in order to capture further market share. Many of these companies have substantially greater financial and marketing resources, research and development staffs, manufacturing and distribution facilities. There can be no assurance that the Company's current and potential competitors will not develop products that may or may not be perceived to be more effective or responsive to technological change than that of the Company, or that current or future products will not be rendered obsolete by such developments. Furthermore, increased competition could result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on the Company's business operating results and financial condition.

     The Company believes that an important competitive factor in its market is the cost effective integration of many services in a single unit. In this regard, the Company believes that it compares favorably to its competitors in the markets it serves in price and overall cost of ownership including administrative and maintenance costs. However, equally important are other factors, including but not limited to, product quality and scope of performance, product reliability, availability, upgradability, and technical service and support. The Company's ability to compete will depend upon, among other factors, its ability to anticipate industry trends, invest in product research and development, and effectively manage the introduction of new or upgraded products into targeted markets.

Employees

     As of September 30, 2000, the Company employed approximately 100 full-time employees (12 of which are covered by employment agreements). Approximately 30 of these employees are involved in research and development, 39 in sales and marketing, and 31 in finance and general administration. In addition, the Company has retained independent contractors on a consulting basis who support engineering and marketing functions. To date, the Company believes it has been successful in attracting and retaining skilled and motivated individuals. Competition for qualified management and technical employees is intense in the computer industry. The Company's success will depend in large part upon its continued ability to attract and retain qualified employees. The Company has never experienced a work stoppage and its employees are not covered by a collective bargaining agreement. The Company believes that it has good relations with its employees.

ITEM 2.         PROPERTIES

     The Company currently maintains leased facilities in the locations listed below.

                                                                         CURRENT
                                                                          ANNUAL
                                             SQUARE    TERM OF            LEASE
FUNCTION                 LOCATION             FEET      LEASE             COSTS
--------                 --------            ------    -------           -------
NetWolves           200 Broadhollow Road       600     11/30/00        $   18,000
Corporation -       Melville, NY 11747
Corporate
Headquarters

NetWolves           2502 Rocky Point Drive   6,341     06/30/02        $  163,000
Technologies        Tampa, FL 33607
Corporation
Corporate
Headquarters

NetWolves           6011 Benjamin Road       4,062     08/31/01        $   18,000
Technologies        Tampa, FL  33634
Corporation
Research Facility

ComputerCOP Corp.   One Corporate Drive      4,318     06/30/05        $   90,000
 Corporate          Bohemia, NY  11716
Headquarters

TSG Global          320 Soundview Road       1,800     12/31/04        $   79,000
Education Web, Inc. Guilford, CT 06437
 Corporate
Headquarters


     In September 2000, the Company entered into a five year lease agreement in Tampa, Florida covering approximately 20,000 sq. ft. of space at approximately $390,000 annually to which it intends to relocate its corporate headquarters and research and development facilities in Tampa in or about November 2000. The Company believes that combining its Tampa operations into one facility will increase efficiency of operations. The Company intends to sublease its other facilities in Tampa, Florida.

     The Company believes that its present facilities and its new facility in Tampa are adequate to meet its current business requirements and that suitable facilities for expansion will be available, if necessary, to accommodate further physical expansion of corporate operations and for additional sales and support offices.

ITEM 3.         LEGAL PROCEEDINGS

     On April 19, 2000, an action was commenced against the Company in the U.S. District Court for the Northern District of Illinois by Anicom, Inc. The action is based upon NetWolves' alleged failure to deliver approximately 74,842 shares of its common stock to Anicom, Inc. ("Anicom"), upon exercise by Anicom of the Company's warrants. The action seeks specific performance as well as any damages that may result from a diminution in value of NetWolves common stock. Anicom has moved for summary judgment in this action which has been opposed by the Company. The parties are awaiting judicial decision. The Company intends to vigorously defend itself against this action and believes it will be meritorous.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     (a) On April 20, 2000, NetWolves' common stock commenced trading on the NASDAQ SmalllCap market under the trading symbol "WOLV". From December 1998 to April 20, 2000, NetWolves' common stock was traded on the OTC Bulletin Board under the same symbol. Prior to the December 1998 name and symbol change, the Company's stock traded under the symbol "WDGT", Watchdog Patrols, Inc. The following table sets forth the high and low closing prices for the common stock for the calendar quarters indicated:

                                                High            Low
                                                ----            ---

2000
Third Quarter (through September 29)          $ 11.00         $ 4.625
Second Quarter (April 20 through June 30)      15.875            7.50
Second Quarter (April 3 through April 19)       16.75           10.00
First Quarter                                  23.125           17.00

1999
Fourth Quarter                                $ 25.25         $ 18.50
Third Quarter                                   31.50           16.50
Second Quarter                                  22.75            9.75
First Quarter                                   17.00            5.00

1998
Fourth Quarter                                $ 5.125         $  3.00
Third Quarter                                    8.00            4.50



     As of September 29, 2000, there were approximately 206 holders of record of the common stock. On September 29, 2000, the closing sales price of NetWolves common stock was $8.00 per share.

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

     The transfer agent and registrar of NetWolves' Common Stock is American Stock Transfer and Trust Co., 40 Wall Street, New York, New York 10005.

ITEM 6.  SELECTED FINANCIAL DATA

     The following consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto. The selected consolidated statement of operations data for the years ended June 30, 2000 and 1999 and for the period from February 13, 1998 (inception) to June 30, 1998 and the selected consolidated balance sheet data as of June 30, 2000 and 1999 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The selected consolidated balance sheet data as of June 30, 1998 is derived from our audited consolidated financial statements that are not included in this annual report on Form 10-K. The historical results presented below are not necessarily indicative of future results.



                                                                                 Period from
                                                                              February 13, 1998
                                                   Year ended June 30,          (inception) to
                                                   2000          1999            June 30, 1998
                                                   ----          ----         ------------------
Consolidated Statements of Operations Data:
   Net sales                                  $  1,423,690   $ 1,789,144        $   29,621
   Cost of sales                                   959,039       582,724             5,681
                                              ------------   -----------        ----------
   Gross profit                                    464,651     1,206,420            23,940
   Operating expenses                           25,446,357     8,666,381           149,510
                                              ------------   -----------        ----------
   Loss before other income (expense) and
      benefit from income taxes                (24,981,706)   (7,459,961)         (125,570)
   Investment income (expense), net                611,746        58,884             6,501
   Other income (expense)                           68,012       478,063              (345)
                                              ------------   -----------        ----------
   Loss before income taxes                    (24,301,948)   (6,923,014)         (119,414)
   (Provision for) benefit from income taxes       (25,000)        -                20,000
                                              ------------   -----------        ----------
   Net loss                                   $(24,326,948)  $(6,923,014)       $  (99,414)
                                              ============   ===========        ==========
   Basic and diluted net loss per share       $      (3.46)  $     (1.48)       $    (0.04)
                                              ============   ===========        ==========
   Weighted average common shares
      outstanding                                7,034,994     4,691,651         2,810,102
                                              ============   ===========        ==========

                                                                June 30,
                                                  ------------------------------------
                                                  2000            1999            1998
                                                  ----            ----            ----
Consolidated Balance Sheet Data:
   Cash and cash equivalents                  $ 20,204,309   $ 5,585,981        $1,118,416
   Marketable securities, available for sale        99,500       606,000         1,063,828
   Working capital                              19,459,099     5,799,246         2,918,327
   Total assets                                 25,543,130    12,811,934         2,959,451
   Long-term debt, net of current maturities       418,102       266,537             -
   Minority interest                               305,761       704,500             -
   Total shareholders' equity                   22,807,629    11,099,802         2,928,003

Fourth Quarter Adjustment/Correction

     The Company had estimated without independent appraisal a total purchase price excluding cash payments of approximately $32,690,000 on the acquisition of ComputerCOP Corporation in its filing of Form 10-Q for the period ended March 31, 2000. Based on a recent appraisal, the total consideration paid for such acquisition has been determined to be $26,776,460. The effects of this change include a reduction in stockholders equity of approximately $5,910,000 corresponding reduction in the value of the software and inventory acquired in the same amount. Further, the amortization of the software acquired for the year ended June 30, 2000, reflects the basis using the appraised value.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

     Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. These risks and other factors include those listed under "Risk Factors That May Affect Future Operating Results" and elsewhere in this annual report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", "continue" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under "Risk Factors That May Affect Future Operating Results". These factors may cause our actual results to differ materially from any forward-looking statement.

Overview

     The Company is a corporation with a limited operating history, formed in February 1998, when it commenced field trial and limited sales of its primary product, "The FoxBox". Additionally, efforts were made to obtain operating capital and convert the Company to a public entity. This was successfully accomplished through a reverse merger with Watchdog Patrols, Inc., a publicly traded (OTCBB), non-reporting corporation. Operating expenses have increased significantly since the Company's inception. This reflects the cost associated with the formation of the Company as well as increased efforts to promote market awareness for the FoxBox (Multi-services Internet communications gateway), solicit new customers, recruit personnel, build operating infrastructure and continued product development. The FoxBox is a multi-functional product that connects business networks [Local Area Networks (LANs) and Wide Area Networks
(WANs)] to the Internet. It supports secure access to the Internet for users through a single connection, provides advanced electronic mail functions for unlimited users and delivers firewall security. The Company's initial target markets are the end users in small and mid-size businesses and large organizations with satellite offices. Since inception the Company has entered into certain significant agreements/acquisitions as detailed below.

     In January 1999, the Company entered into an agreement with Sales & Management Consulting, Inc. (d/b/a The Sullivan Group), a leading consulting organization serving the needs of the automobile aftermarket, convenience stores and oil industry. It maintains an extensive library of training modules available to its client base of Amoco Oil, British Petroleum, ExxonMobil, Tosco and Unocal. Pursuant to its agreement, The Sullivan Group appointed NetWolves as its exclusive provider in the United States of a delivery system whereby The Sullivan Group intends to sell its proprietary training programs to retail locations throughout the United States. NetWolves is customizing an Internet solution specifically to deliver distance learning to these locations utilizing its FoxBox technology. In July 1999, the Company acquired The Sullivan Group and the five principal officers and employees of The Sullivan Group were retained under long-term employment contracts.

     In February 2000, and in exchange for 1,775,000 restricted shares of the Company's common stock, NetWolves acquired ComputerCOP Corp., whose assets included ComputerCOP technology, inventory and $20.5 million in cash intended to fund future growth. The shares issued by the Company in connection acquisition are subject to a Voting Trust Agreement, wherein the Company's chief executive officer has been granted the right to vote all Trust Shares for two years, subject to earlier termination on the sale of the shares based on certain parameters.

     On June 29, 2000, NetWolves and General Electric Company ("GE") entered into a six year agreement for the master purchase, license and support services of NetWolves' security, remote monitoring and configuration management system. GE, after extensive due diligence in looking for the all-in-one small office solution for network management, interconnectivity and security management, chose the FoxBox for deployment throughout their enterprise. In addition to selling the FoxBox to GE, NetWolves will receive (a) a one-time installation fee for each FoxBox unit installed and (b) a monthly service and maintenance fee for which GE pays NetWolves upon installation for the first twelve months. GE will be using the FoxBox for interconnectivity of worldwide offices. The FoxBox will enable GE's offices to interact with each other, utilizing NetWolves advanced firewall security. NetWolves believes that this agreement further validates the Company's technology and innovations within the firewall and network security markets. Network security is one of the most formidable challenges facing Fortune 500 companies, and with its new "Mother System," NetWolves can offer the appropriate solutions.

     In connection with the Company entering into the agreement, the Company issued GE a warrant to purchase 500,000 shares of common stock that may be exercised ratably upon the Company receiving orders (as defined in the agreement) of an amount equal to or in excess of, in the aggregate, $2,000,000, $3,000,000, $4,000,000 and $5,000,000.

     The Company issued 200,000 shares of common stock to GE in June 2000.

Results of Operations

Years ended June 30, 2000 ("Fiscal 2000") and 1999 ("Fiscal 1999")

Revenue

Revenue decreased to $1,423,690 in Fiscal 2000 from $1,789,144 in Fiscal 1999. The 20% decrease in revenue was primarily the result of a decrease in sales of the Company's FoxBox product partially offset by an increase in management and consulting revenue. The decrease in sales of the Company's FoxBox product is primarily the result of a one-time stocking order for 500 FoxBox units sold to Anicom, Inc. in March/April 1999. While the Company did sell units to various customers during Fiscal 2000, the levels of such sales were significantly below the 500 units sold to Anicom, Inc. in the previous period. The Company's selling efforts during the period were primarily designed to enhance future growth. The increase in consulting revenue is primarily attributable to the Company entering into an agreement to provide management and consulting services to certain franchisees of BP Amoco commencing in December 1999. While the Company expects to generate revenue from its management and consulting services in the future, it expects to significantly increase its revenue derived from the sale of its core product, the FoxBox. Through June 30, 2000 the Company has not generated any revenue from the its ComputerCOP technology and any future revenue will be dependent upon the signing of agreements similar to the Gateway agreement.

Cost of revenue and gross profit

     Cost of revenue for sale of the Company's FoxBox include manufacturing costs, which we have outsourced, packaging and shipping costs and warranty expenses. Cost of revenue in connection with management and consulting services include direct expenses of employees and consultants utilized in the generation of management and consulting revenue. Cost of revenue increased to $959,039 in Fiscal 2000 from $582,724 in Fiscal 1999.

     Overall gross profit decreased to 33% in Fiscal 2000 from 67% in Fiscal 1999. This was primarily attributable to revenue from management and consulting services, which have significantly reduced margins. The gross profit on the sale of the Company's FoxBox decreased to 57% in Fiscal 2000 from 67% in Fiscal 1999. This is primarily the result of competitive pricing pressure on the Company's core product line. The Company believes that greater gross profits are achievable at increased production levels. These results will depend, in part, on the effects of economies-of-scale, the use of third-party assemblers and the ability to competitively purchase rapidly evolving commodity hardware, which is a significant component of cost of revenue. The use of non-proprietary hardware is one of many inherent design features of the FoxBox which facilitates an efficient and cost effective production cycle. There can be no assurance that the Company will be successful in increasing its margins due to one or more factors. These factors include, but are not limited to increases/decreases in direct labor and material cost, as well as increased competition and general economic conditions in the future. Engineering and development

     Engineering and development expenses, which are expensed as incurred, consist primarily of salaries and related expenses for personnel utilized in designing, maintaining and enhancing our products as well as material costs for test units and prototypes. Costs associated with the development of software products are generally capitalized once technological feasibility is reached. Engineering and development expenses increased to $1,334,341 in Fiscal 2000 from $418,109 in Fiscal 1999. In addition, the company capitalized approximately $170,000 in software development costs during Fiscal 2000. The increase in engineering and development costs was primarily the result of the employment of additional engineering and development personnel. We expect to incur significant engineering and development costs in the future as we continue to maintain our existing product line as well as develop new products and features, as evidenced by the development of Mother.

Sales and marketing

     Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as costs associated with trade shows, promotional activities, advertising and public relations. Sales and marketing expenses increased to $4,916,718 in Fiscal 2000 from $2,194,518 in Fiscal 1999. The increase in sales and marketing expenses was primarily the result of the employment of additional sales personnel and an increase in marketing efforts to effectuate brand awareness designed for future growth. Included in sales and marketing expenses for Fiscal 2000 and Fiscal 1999 are $2,539,362 and $1,467,750, respectively, of non-cash compensation for services in the form of the Company's common stock, options and warrants. The Company intends to continue to aggressively promote its current and future products and, therefore, expects sales and marketing costs to increase in absolute dollars in the future.

General and administrative

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance, facilities and human resources personnel, recruiting expenses and professional fees. General and administrative expenses increased to $15,179,218 in Fiscal 2000 from $6,053,754 in Fiscal 1999. The increase was primarily due to a full year of operations of the Company's training and consulting segment as well as the employment of additional administrative personnel, payment of professional fees for services rendered and equity compensation given to various financial consultants. Included in general and administrative expenses for Fiscal 2000 and Fiscal 1999 are $6,152,718 and $3,695,000, respectively, of non-cash compensation for services in the form of the Company's common stock, options and warrants. We expect general and administrative costs to increase in absolute dollars in the future.

Impairment charges

     On June 30, 2000, the Company recorded a writedown of its training content and goodwill (training and consulting segment) relating to the acquisition of SMCI in the amount of $4,016,080. This writedown eliminates all remaining intangible assets relating to the acquisition. The intangible assets were determined to be impaired because of the current financial condition of TSG and TSG's inability to generate future operating income without substantial sales volume increases which are uncertain. Moreover, anticipated future cash flows of TSG indicate that the recoverability of the asset is not reasonably assured.

Other income (expenses)

     Other income (expenses) consists primarily of portfolio income and increased to $679,758 in Fiscal 2000 from $536,947 in Fiscal 1999. The increase was primarily due to an increase in interest income in Fiscal 2000 due to the increase average cash balance from the ComputerCOP Corp. acquisition compared with a realized gain on the sale of marketable securities in Fiscal 1999.

     For the year ended June 30, 1999 ("Fiscal 1999") compared to the period from February 13, 1998 (inception) through June 30, 1998 ("Fiscal 1998")

Revenue

     Revenue increased to $1,789,144 in Fiscal 1999 from $29,621 in Fiscal 1998. The increase in revenues was almost entirely related to a one time stocking order of 500 FoxBox units sold to Anicom in March/April 1999.

Cost of revenue and gross profit

     Cost of revenue increased to $582,724 in Fiscal 1999 from $5,681 in Fiscal 1998 and gross profit decreased to 67% in Fiscal 1999 from 82% in Fiscal 1998.

Engineering and development

     Engineering and development expenses increased to $418,109 in Fiscal 1999 compared to none in Fiscal 1998. The increase was primarily the result of the employment of engineering and development personnel in the Company's first full year of operation.

Sales and marketing

     Sales and marketing expenses increased to $2,194,518 in Fiscal 1999 from $44,463 in Fiscal 1998. The increase in sales and marketing expenses was primarily the result of the employment of additional sales personnel, equity compensation given to various sales and marketing individuals and an increase marketing efforts to effectuate brand awareness. Included in sales and marketing expenses for Fiscal 1999 is $1,467,750 in non-cash compensation for services in the form of the Company's common stock, options and warrants.

General and administrative

     General and administrative expenses increased to $6,053,754 in Fiscal 1999 from $105,047 in Fiscal 1998. The increase was primarily due to the employment of additional administrative personnel, equity compensation given to various individuals and payment of professional fees for services rendered. Included in general and administrative expenses for Fiscal 1999 is $3,695,000 in non-cash compensation for services in the form of the Company's common stock, options and warrants.

Other income (expenses)

     Other income (expenses) consist increased to $536,947 in Fiscal 1999 from $6,156 in Fiscal 1998. The increase was primarily due to a realized gain on the sale of marketable securities.

Liquidity and Capital Resources

     On June 17, 1998 the Company executed a reverse merger with Watchdog Patrols, Inc. a publicly traded non-reporting company engaged in the activity of providing armed and unarmed security guard services for the New York/Metropolitan Area. This merger made available to the Company, approximately $2.3 million of cash, cash equivalents and marketable securities to be used as operating capital. On November 22, 1998 the Company sold substantially all the assets of the security guard business, consisting primarily of uniforms, vehicles, computer systems and furniture to a third party. This generated an additional $600,000 of cash flow to the Company. On June 29, 1999 NetWolves concluded a private offering of 800,000 shares of common stock that generated $5.4 million (net of $.6 million of expenses).

     From September 29, 1999 through November 4, 1999, an aggregate of 287,500 shares of the Company's common stock were issued to 17 accredited investors at a price of $15 per share for an aggregate sum of approximately $4.2 million. In February 2000, NetWolves acquired ComputerCOP Corp., whose assets included ComputerCOP technology, inventory and $20.5 million in cash.

     NetWolves had cash and cash equivalents of $ 20.3 million and $5.6 million at June 30, 2000 and June 30, 1999, respectively. Management believes that the Company has adequate capital resources to meet its working capital needs for at least the next twelve months based upon its current operating level. To the extent necessary, the Company intends to raise additional monies from the sale of its capital stock to fund its growth over the next 24 to 36 months, however, there can be no assurance that the Company will have sufficient capital to finance its planned growth.

     Currently the Company's source of liquidity is equity financing which is used to fund losses from operation activities.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Management does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company and its subsidiaries are included herein:

     --   Reports of Independent Public Accountants

     --   Consolidated Balance Sheets at June 30, 2000 and 1999

     -- Consolidated Statements of Operations, Cash Flows and Shareholders' Equity for the years ended June 30, 2000 and 1999 and the period from February 13, 1998 (inception) to June 30, 1998

     --   Notes to Consolidated Financial Statements

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company and their ages are as follows:


Name                                    Age                     Position
----                                    ---                     --------
Walter M. Groteke                       30              Chairman of the Board, President and
                                                        Chief Executive Officer
Walter R. Groteke                       53              Vice President - Sales and Marketing
                                                        and Director
Peter Castle                            32              Treasurer, Secretary, Vice President-Finance
Ed Lavin                                56              Director
James A. Cannavino                      55              Director


Principal Occupations of Officers and Directors

     Walter M. Groteke, a co-founder of the Company, has been Chairman of the Board, Chief Executive Officer and a director of the Company since June 1998. Mr. Groteke is responsible for planning, developing and establishing policies and business objectives for the Company. From June 1995 until 1997, Mr. Groteke was regional business development manager for Techmatics, Inc., an information systems Department of Defense contractor. From May 1993 to June 1995, Mr. Groteke was senior account manager for NYNEX's strategic account management program.

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

     Peter C. Castle has been Vice President - Finance since January 2000, Controller from August 1998 until December 1999 and Treasurer and Secretary since August 1999. From 1996 through July 1998 Mr. Castle was the Southeast Regional Finance Manager for Magellan Health Service, Inc. a $1.6 billion managed behavioral care company based in Georgia. Prior to that Mr. Castle was the Controller for Physician's Care Network of NY, Inc.

     James A. Cannavino has been a director of the Company since April, 2000. Mr. Cannavino is President and Chief Executive Officer of CyberSafe, Inc., a corporation specializing in network security. Additionally, he is Chairman of Direct Insite Corp. (f/k/a Computer Concepts Corp.) He was the President and Chief Executive Officer of Perot Systems Corporation through July 1997, and prior to that was a Senior Vice President at IBM, responsible for strategy and development. He also served on the IBM Corporate Executive Committee and Worldwide Management Council, and on the board of IBM's integrated services and solutions company. Mr. Cannavino currently serves on the boards of National Center for Missing and Exploited Children, 7th Level, Inc. and Marist College.

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

ITEM 11.        EXECUTIVE COMPENSATION

     The following table sets forth the annual and long-term compensation with regard to the Chairman/Chief Executive Officer and each of the other executive officers of the Company who received more than $100,000 for services rendered during the fiscal year ended June 30, 2000.


                           Summary Compensation Table

                                                                Annual Compensation
                                     ------------------------------------------------------------------
Name and                                                                                Other annual
Principal Position                   Fiscal Year        Salary (1)        Bonus        compensation (2)
------------------                   -----------        ----------        -----        ----------------

Walter M. Groteke                       2000            $ 130,000        $   -             $  -
  Chairman and Chief Executive Officer  1999              101,250            -                -
                                        1998                 -               -                -

Daniel G. Stephens                      2000              130,000            -                -
  Vice Chairman and Chief Information   1999              101,250            -                -
    Officer                             1998                 -               -                -

Walter  R. Groteke                      2000              154,740            -                -
   Vice President                       1999                 -               -                -
                                        1998                 -               -                -

(1) Represents compensation received under employment agreements. Mr. Stephens resigned as an officer and director of the Company in July 2000.

(2) Other annual compensation excludes certain perquisites and other non-cash benefits provided by the Company since such amounts do not exceed the lesser of $50,000 or 10% of the total annual base salary disclosed in the table for the respective officer.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

     The following table sets forth information concerning options exercised during the year ended June 30, 2000 by the named executive officers and the value of unexercised options held by them as of June 30, 2000.

                                                     Number of Securities      Value of Unexercised
                                                    Underlying Unexercised         In-The-Money
                             Shares                   Options at Fiscal          Options at Fiscal
                           Acquired on   Value           Year End (#)               Year End ($)
            Name          Exercise (#) Realized ($) Exercisable Unexercisable Exercisable Unexercisable
            ----          ------------ -----------  ----------- ------------- ----------- -------------
Walter M. Groteke........      0             0            0         200,000         0         $724,000
Daniel G. Stephens.......      0             0            0         200,000         0         $724,000
Walter R. Groteke........      0             0            0         200,000         0         $724,000
Peter C. Castle..........      0             0            0          40,000         0         $ 10,000

-------
(1)  Based upon the closing price of common stock of $5.25 on June 30, 2000.

Employment Agreements

     Walter M. Groteke and Daniel G. Stephens entered into employment agreements in June 1998 in connection with the acquisition of Watchdog Patrols, Inc. ("Watchdog Patrols"). Pursuant to these agreements, Messrs. Groteke and Stephens were employed as Chief Executive Officer and Information Officer, respectively, for a term of three years. Mr. Stephens resigned as an officer and director of the Company effective July 15, 2000 and receives no salary from the Company. The current base salary for Mr. Groteke is $150,000.

     The employment agreement with Mr. Groteke further provides for certain payments following death or disability for certain fringe benefits such as reimbursement for reasonable expenses and participation in medical plans, and for accelerated payments in the event of change of control of the Company.

     Walter M. Groteke, Daniel G. Stephens and Walter R. Groteke also entered into warrant agreements with the Company in 1998 whereby they are entitled to receive warrants to purchase 200,000, 200,000 and 150,000 shares, respectively, of the Company's common stock at $1.63 per share under certain terms and conditions. The warrants fully vested at June 30, 2000.

Stock Option Plans

     In June 1998, the Company adopted a 1998 Long Term Incentive Plan (the "1998 Incentive Plan") in order to motivate qualified employees of the Company, to assist the Company in attracting employees and to align the interests of such persons with those of the Company's shareholders.

     The 1998 Incentive Plan provides for a grant of "incentive stock options," "non-qualified stock options," restricted stock, performance grants and other types of awards to officers, key employees, consultants and independent contractors of the Company and its affiliates.

     The 1998 Incentive Plan, which will be administered by the Board of Directors, authorizes the issuance of a maximum of 282,500 shares of common stock, which may be either newly issued shares, treasury shares, reacquired shares, shares purchased in the open market or any combination thereof. If any award under the 1998 Incentive Plan terminates, expires unexercised, or is cancelled, the shares of common stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. As of June 30, 2000, the Company had granted options to purchase 265,833 shares of common stock (net of cancellations) under the 1998 Incentive Plan to its officers and key employees.

     In July 2000, the Company adopted a 2000 Long Term Incentive Plan (the "2000 Incentive Plan") in order to motivate qualified employees of the Company, to assist the Company in attracting employees and to align the interests of such persons with those of the Company's shareholders.

     The 2000 Incentive Plan provides for a grant of "incentive stock options," "non-qualified stock options," restricted stock, performance grants and other types of awards to officers, key employees, consultants and independent contractors of the Company and its affiliates.

     The 2000 Incentive Plan, which is administered by the Board of Directors, authorizes the issuance of a maximum of 1,500,000 shares of common stock, which may be either newly issued shares, treasury shares, reacquired shares, shares purchased in the open market or any combination thereof. As with the 1998 Incentive Plan, if any award under the 2000 Incentive Plan terminates, expires unexercised, or is cancelled, the shares of common stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. As of June 30, 2000, the Company had granted options to purchase 217,500 shares of common stock under the 2000 Incentive Plan to its officers and key employees. As of September 30, 2000, approximately 1,015,000 options have been granted under the Plan including 450,000 options to Walter M. Groteke, 100,000 options to Walter R. Groteke and 75,000 options to Peter C. Castle.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of shares of voting stock of the Company, as of August 31, 2000, of (i) each person known by the Company to beneficially own 5% or more of the shares of outstanding common stock, based solely on filings with the Securities and Exchange Commission, (ii) each of the Company's executive officers and directors and (iii) all of the Company's executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and investment and voting power is held by, the persons named as owners.

Name and Address                 Amount and Nature
of Shares Ownership              of Beneficial Owner             Percentage
-------------------              -------------------             ----------
Computer Concepts Corp.              2,000,000 (1)                 22.8%
Greenleaf Capital Partners, LLC        861,360                      9.9%
Walter M. Groteke                    2,653,064 (2)                 30.2%
Daniel G. Stephens                     428,064 (3)                  4.9%
Walter R. Groteke                      175,000 (4)                  2.0%
Peter C. Castle                        120,833 (5)                  1.4%
James A. Cannavino                     200,000 (6)                  2.2%
Ed Lavin                                50,000                        *%
Kirlin Securities, Inc.                500,000 (7)                  5.4%
Executive officers and
  directors as a group               3,447,086 (7)                 36.9%

* less than one percent (1%) unless otherwise indicated.

(1) The voting rights to these shares are held by Mr. Walter M. Groteke pursuant to the terms of a voting agreement.

(2) Includes 2,000,000 shares owned by Computer Concepts Corp. covered by a voting agreement and options to purchase 225,000 shares of common stock at $5.00 per share. Does not include warrants to purchase 200,000 shares at an option price of $1.63 per share and options to purchase 225,000 shares of common stock at $5.00 per share.

(3) Does not includes warrants to purchase 200,000 shares at $1.63 per share and options to purchase 50,000 shares o f common stock at $5.00 per share.

(4) Includes options to purchase 50,000 shares at $5.00 per share. Does not include 200,000 warrants at $1.63.

(5) Includes options to purchase 50,833 shares of common stock at $5.00 per share and options to purchase 65,000 shares of common stock at $12.00 per share. Does not include options to purchase 64,167 shares of common stock at $5.00 per share.

(6) Represents a warrant issued to Mr. Cannavino for joining the Board of Directors to purchase 200,000 shares at an exercise price of $10 per share.

(7) Represents warrants currently exercisable by Kirlin Securities, Inc. and its affiliates to purchase 500,000 shares of common stock at $1.63 per share. Kirlin Securities, Inc. has demand registration rights on the shares of common stock issuable upon exercise of the warrants.

(8) The natural person or persons who exercise sole or shared voting and dispositive powers over the shares held of record by these entities are as follows: Greenleaf Capital Partners, LLC - Mr. Phillip LoRusso and Mr. Edmund McCormick; Kirlin Securities, Inc. - Mr. Anthony Kirincic.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

                                    PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) See Index to Financial Statements at beginning of attached financial statements.

(b)   Reports on Form 8-K

Report on Form 8-K dated July 7, 1999, as amended.


(c)   Exhibits

3.1  Certificate of Incorporation, as amended.*
3.2  By-Laws. *
4.1  Specimen common stock certificate.*
4.2  Form of warrant to investment banking firm. *
4.3  Form of warrant to employees.*
10.2 Agreement between The Sullivan Group and NetWolves Corporation dated January 5, 1999.*
10.3 Employment Agreement between NetWolves Corporation and Walter M.Groteke dated June 17, 1998.*
10.4 Warrant Agreement between NetWolves Corporation and Walter M. Groteke dated June 17, 1998.*
10.5 Warrant Agreement between NetWolves Corporation and Daniel G. Stephens, Jr. dated June 17, 1998.*
10.6 1998 Stock Option Plan*
10.7 2000 Stock Option Plan
10.8 Form of Indemnification Agreement*
10.9 Agreement and Plan of Merger dated as of July 7, 1999 among NetWolves Corporation, TSG Global Education Web, Inc. and Sales and Management Consulting, Inc., d/b/a The Sullivan group and Duffy-Vinet Institute. **
10.10Exchange  Agreement  dated as of February  10, 2000 by and among  NetWolves
     Corporation, Computer Concepts Corp. and ComputerCOP Corporation with Exhibits.****
27   Financial Data Schedule

------

*    Previously filed as exhibits to Report on Form 10, as amended.
** Previously filed as an exhibit to Report on Form 8-K dated July 7, 1999, as amended.
*** Previously filed as an exhibit to Report on Form 10/A, Amendment No. 1. **** Previously filed as an exhibit to Report on Form 8-K dated February 10,
     2000.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of October, 2000.

                                        NetWolves Corporation

                                        By: /s/ Walter M. Groteke
                                            Walter M. Groteke
                                            Chairman of the Board, President
                                            and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 11, 2000 by the following persons in the capacities indicated:



/s/ Walter M. Groteke                   Chairman of the Board and President
----------------------------
Walter M. Groteke                       Chief Executive Officer

/s/ Walter R. Groteke                   Vice President - Sales and Marketing
----------------------------            and Director
Walter R. Groteke

/s/ Peter C. Castle
----------------------------            Secretary and Treasurer
Peter C. Castle                         Principal Financial Officer and
                                        Principal Accounting Officer
/s/ James A. Cannavino
----------------------------            Director
James A. Cannavino

/s/ Ed Lavin                            Director
----------------------------
Ed Lavin

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

               YEARS ENDED JUNE 30, 2000 AND 1999 AND THE PERIOD
              FROM FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

               YEARS ENDED JUNE 30, 2000 AND 1999 AND THE PERIOD
              FROM FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998


                                    CONTENTS



INDEPENDENT AUDITORS' REPORT ..........................................    F-1

INDEPENDENT AUDITORS' REPORT ..........................................    F-2

CONSOLIDATED BALANCE SHEETS
  June 30, 2000 and 1999 ..............................................    F-3

CONSOLIDATED STATEMENTS OF OPERATIONS
  Years ended June 30, 2000 and 1999 and the period from
   February 13, 1998 (inception) to June 30, 1998 .....................    F-4

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
  For the period from February 13, 1998 (inception) to June 30, 1998 and the years ended June 30, 1999 and 2000 ......................... F-5-F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS
  Years ended June 30, 2000 and 1999 and the period from
   February 13, 1998 (inception) to June 30, 1998 ..................... F-7 -F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ............................ F-9-F-35

Board of Directors and Shareholders
NetWolves Corporation
Melville, New York


                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheet of NetWolves Corporation and subsidiaries (the "Company") as of June 30, 2000 and, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetWolves Corporation and subsidiaries as of June 30, 2000, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.





/s/ Richard A. Eisner & Company, LLP

New York, New York
August 24, 2000

With respect to Notes
4, 10, 15 and 16,
October 10, 2000.

Board of Directors and Shareholders
NetWolves Corporation
Melville, New York


                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying consolidated balance sheet of NetWolves Corporation and subsidiaries (the "Company") as of June 30, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended June 30, 1999 and the period from February 13, 1998 (inception) to June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetWolves Corporation and subsidiaries as of June 30, 1999, and the consolidated results of its operations and cash flows for the year ended June 30, 1999 and the period from February 13, 1998 (inception) to June 30, 1998 in conformity with generally accepted accounting principles.




/s/ Hays & Company


August 12, 1999
New York, New York

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET



                                                                          June 30,
                                                                 ------------------------
                                                                    2000           1999
                                                                 ------------   ---------
ASSETS

Current assets
  Cash and cash equivalents                                       $20,204,309   $ 5,585,981
  Marketable securities, available for sale                            99,500       606,000
  Accounts receivable, net of allowance for doubtful accounts of
   $44,747 and $40,000 at June 30, 2000 and 1999, respectively        248,861        76,907
  Inventories                                                         633,453       118,354
  Prepaid expenses and other current assets                           284,614       153,099
                                                                  -----------   -----------
     Total current assets                                          21,470,737     6,540,341

Property and equipment, net                                           590,906       224,691
Software                                                            3,427,688             -
Intangible assets                                                           -     6,024,121
Other assets                                                           53,799        22,781
                                                                  -----------   -----------
                                                                  $25,543,130   $12,811,934
                                                                  ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                           $ 1,792,030   $   453,336
  Deferred compensation                                                     -       100,000
  Loans and advances from TSG officer                                       -       144,348
  Deferred revenue                                                     11,173             -
  Current maturities of long-term debt                                208,435        43,411
                                                                  -----------   -----------
     Total current liabilities                                      2,011,638       741,095

Long-term debt, net of current maturities                             418,102       266,537
                                                                  -----------   -----------
     Total liabilities                                              2,429,740     1,007,632
                                                                  -----------   -----------
Minority interest                                                     305,761       704,500

Commitments and contingencies

Shareholders' equity
  Common stock, $.0033 par value; 10,000,000 shares
    authorized; issued  and outstanding; 8,592,613  - June 30,
    2000 and  6,063,870 - June 30, 1999                                28,356        20,011
Additional paid-in capital                                         56,076,197    17,726,374
Unamortized value of equity compensation                           (1,851,893)            -
Accumulated deficit                                               (31,349,376)   (7,022,428)
Accumulated other comprehensive income (loss)                         (95,655)      375,845
                                                                  -----------   -----------
     Total shareholders' equity                                    22,807,629    11,099,802
                                                                  -----------   -----------
                                                                  $25,543,130   $12,811,934
                                                                  ===========   ===========

See notes to financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Period from
                                                                                  February 13,
                                                    Year ended June 30,               1998
                                                                                  (inception) to
                                                   2000             1999           June 30, 1998
                                                ------------    ------------       -------------
Revenue
 Product                                        $    132,825    $  1,789,144        $    29,621
 Services                                          1,290,865            -                  -
                                                ------------    ------------        -----------
                                                $  1,423,690    $  1,789,144        $    29,621
                                                ============    ============       ============
Cost of revenue
 Product                                              56,739         582,724              5,681
 Services                                            902,300            -                  -
                                                ------------    ------------        -----------
                                                     959,039         582,724              5,681
                                                ------------    ------------        -----------

Gross profit                                         464,651       1,206,420             23,940
                                                ------------    ------------        -----------
Operating expenses
  General and administrative (inclusive of $6.1
   million and $3.7 million in non cash, equity
   compensation for fiscal 2000 and 1999)         15,179,218       6,053,754            105,047
  Engineering and development                      1,334,341         418,109                  -
  Sales and marketing (inclusive of $2.5 million
   and $1.5 in non cash, equity compensation
   for fiscal 2000 and 1999)                       4,916,718       2,194,518             44,463
  Impairment charges                               4,016,080               -                  -
                                                ------------    ------------        -----------
                                                  25,446,357       8,666,381            149,510
                                                ------------    ------------        -----------
Loss before other income (expense)
  and income taxes                               (24,981,706)     (7,459,961)          (125,570)

Other income (expense)
  Investment income                                  611,746          58,884              6,501
  (Loss) gain on sale of marketable securities       (35,000)        478,518                  -
  Minority interest                                  148,739               -                  -
  Interest expense                                   (45,727)           (455)              (345)
                                                ------------    ------------        -----------
Loss before income taxes                         (24,301,948)     (6,923,014)          (119,414)

(Provision for) benefit from income taxes            (25,000)              -             20,000
                                                ------------    ------------        -----------
Net loss                                        $(24,326,948)   $ (6,923,014)       $   (99,414)
                                                ============    ============        ===========

Basic and diluted net loss per share            $      (3.46)   $      (1.48)       $     (0.04)
                                                ============    ============        ===========
Weighted average common shares
outstanding                                     $  7,034,994    $  4,691,651        $ 2,810,102
                                                ============    ============        ===========

See Notes to financial statements

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

           PERIOD FROM FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998
                 AND FOR THE YEARS ENDED JUNE 30, 1999 AND 2000

                                                                         Accumulated
                                                Additional                   other        Unamortized       Total
                                 Common stock    paid-in   Accumulated   comprehensive   value of equity shareholders' Comprehensive
                               Shares   Amount    capital    deficit    income (loss)     compensation      equity     income(loss)
                               ------   ------  ----------  ---------   --------------- ----------------  ------------ -------------
Initial capital contributions
  to NetWolves, LLC              100  $ 64,245  $       -   $       -   $       -         $       -      $ 64,245

Reverse Acquisition,
  June 17, 1998 (Note 3)
  Exchange of NetWolves, LLC
   membership interests         (100)  (64,245)          -          -           -                 -       (64,245)

Issuance of common stock
   to owners of
   NetWolves, LLC          2,640,322     8,713        55,532        -            -                -        64,245

Outstanding common stock
   of Watchdog
   Patrols, Inc.           1,673,548     5,523     2,956,627        -            -                -     2,962,150

Marketable securities
  valuation adjustment        -            -            -           -           1,022             -         1,022       $  1,022

Net loss, period from
  February 13, 1998
  (inception) to
  June 30, 1998               -            -            -         (99,414)        -               -       (99,414)       (99,414)
                          ----------  ----------   ----------   ----------   ----------    ----------   ----------    ----------
  Total comprehensive loss                                                                                             $ (98,392)
                                                                                                                      ==========
Balance, June 30, 1998     4,313,870     14,236    3,012,159      (99,414)      1,022             -     2,928,003

Common stock and warrants
 issued for services         770,000      2,541    5,160,209         -            -               -     5,162,750

Proceeds from sale
 of warrants                    -          -         300,000         -            -               -       300,000

Common stock issued in
  private placement,
  net of expenses           800,000       2,640    5,350,085         -            -              -      5,352,725

Adjustment to fair value
  of Reverse Acquisition       -             -      (190,485)        -            -              -       (190,485)

Common stock issued in
  purchase business
  combination (Note 4)      180,000         594    4,094,406         -            -              -      4,095,000

Marketable securities
  valuation adjustment         -            -           -            -        374,823            -        374,823      $   374,823

Net loss, year ended
  June 30, 1999                -            -           -       (6,923,014)       -              -     (6,923,014)      (6,923,014)
                          ----------  ----------   ----------   ----------   ----------    ----------  ----------      -----------
  Total comprehensive loss                                                                                             $(6,548,191)
                                                                                                                       ===========
Balance, June 30, 1999    6,063,870      20,011    17,726,374   (7,022,428)   375,845            -      11,099,802


                                      F-5
(continued)

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

           PERIOD FROM FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998
                 AND FOR THE YEARS ENDED JUNE 30, 1999 AND 2000

                                                                         Accumulated
                                                Additional                   other        Unamortized      Total
                                 Common stock    paid-in   Accumulated   comprehensive   value of equity shareholders' Comprehensive
                               Shares   Amount    capital    deficit    income (loss)   compensation        equity     income(loss)
                               ------   ------  ----------  ---------   --------------- ----------------  ------------ -------------
Balance, June 30, 1999

Common stock                6,063,870  $ 20,011  $17,726,374  $(7,022,428)  $ 375,845     $     -         $11,099,802

Common stock issued
  for services                212,500       701    2,200,299        -            -              -           2,201,000

Options and warrants
  issued for services            -          -      8,342,973        -            -         (1,851,893)      6,491,080

Common stock issued in
  private placement,
  net of expenses             287,500       949    3,980,726        -            -              -           3,981,675

Common stock issued
  upon exercise of
  warrants (cashless)         114,855       379         (379)       -            -              -                -

Common stock and
  warrants issued in
  purchase business
  combination (Note 4)      1,900,000     6,270   23,576,250        -            -              -            23,582,520

Common stock issued in
  conversion of TSG
  preferred stock              13,888        46      249,954         -           -              -               250,000

Marketable securities
  valuation adjustment           -           -          -            -        (471,500)         -             (471,500)$  (471,500)

Net loss, year ended
  June 30, 2000                  -           -          -     (24,326,948)       -              -         (24,326,948) (24,326,948)
                          ----------  ---------- -----------  ----------   ----------   -----------        ----------  -----------
 Total comprehensive loss                                                                                              (24,798,448)
                                                                                                                       ===========
Balance, June 30, 2000     8,592,613  $  28,356  $56,076,197 $(31,349,376)   $(95,655)  $(1,851,893)       $22,807,629
                          ==========  ========== =========== ============    ========   ===========        ===========

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Period from
                                                      Year ended June 30,    February 13, 1998
                                                                               (inception) to
                                                       2000          1999       June 30, 1998
                                                   ------------   ------------ --------------
Cash flows from operating activities
  Net loss                                         $(24,326,948)  $(6,923,014)   $ (99,414)
Adjustments to reconcile net loss to net cash used
  in operating activities
     Depreciation                                        93,763        15,896          401
     Amortization                                     2,968,786             -            -
     Writedown/realized loss (gain) on sale of
       marketable services                               35,000      (478,518)           -
     Provision for impairment                         4,016,080             -            -
     Provision for doubtful accounts                      4,747        35,000        5,000
     Non-cash charge to operations with respect to
       common stock and warrants issued for
       services                                       8,692,080     5,162,750            -
     Deferred income tax benefit                              -             -      (20,000)
     Minority interest                                 (148,739)            -            -

Changes in operating assets and liabilities
   Accounts receivable                                 (176,701)      (34,883)      (11,803)
   Inventories                                         (340,099)      (95,944)      (22,410)
   Prepaid expenses and other current assets            (75,515)     (134,781)      (18,318)
   Accounts payable and accrued expenses                978,694       187,863        31,448
   Deferred compensation                               (100,000)            -             -
   Deferred revenue                                      11,173             -             -
                                                   ------------   -----------    ----------
     Net cash used in operating activities           (8,367,679)   (2,265,631)     (135,096)
                                                   ------------   -----------    ----------
Cash flows from investing activities
   Proceeds from the sale of marketable securities            -     1,311,169             -
   Issuance of notes receivable                         (56,000)            -             -
   Proceeds from assets held for sale, net                    -       549,515             -
   Finders fees paid in connection with acquisition
     of ComputerCOP Corp.                              (550,000)            -             -
   Appraisal fee paid in connection with
     acquisition of ComputerCOP Corp.                   (40,000)            -             -
   Cash acquired - ComputerCOP Corp.                 20,500,000             -             -
   Purchases of property and equipment                 (459,978)     (200,383)       (5,350)
   Advances to subsidiary, net of cash acquired of
     $412,224, plus acquisition costs paid of $25,000         -      (561,776)            -
   Capitalized software costs                           170,913)            -             -
   Payments of security deposits                        (31,018)      (18,054)       (4,727)
                                                   ------------   -----------    ----------
     Net cash provided by (used in) investing
      activities                                     19,192,091      1,080,471      (10,077)
                                                   ------------   -----------    ----------

See notes to financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Period from
                                                      Year ended June 30,    February 13, 1998
                                                                               (inception) to
                                                       2000          1999       June 30, 1998
                                                   ------------   ------------ --------------
Cash flows from financing activities
  Proceeds from initial capital contribution                  -              -         64,245
  Repayment of long term debt                           (43,411)             -              -
  Repayment of advances from TSG officer               (144,348)             -              -
  Cash acquired in Reverse Acquisition                        -              -      1,460,366
  Transaction costs paid in connection with Reverse
    Acquisition                                               -              -       (261,022)
  Cash proceeds from issuance of common stock         4,312,500      6,000,000              -
  Financing costs paid in connection with sale of
    common stock                                       (330,825)      (647,275)             -
  Cash proceeds from sale of warrants                         -        300,000              -
                                                   ------------    -----------   ------------
       Net cash provided by financing activities      3,793,916      5,652,725      1,263,589
                                                   ------------    -----------   ------------
Net increase in cash and cash equivalents            14,618,328      4,467,565      1,118,416

Cash and cash equivalents, beginning of period        5,585,981      1,118,416              -
                                                   ------------    -----------   ------------
Cash and cash equivalents, end of period           $ 20,204,309    $ 5,585,981   $  1,118,416
                                                   ============    ===========   ============
Interest expense paid                              $     45,727    $       455   $        345
                                                   ============    ===========   ============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES

  Reverse acquisition (Note 3)
    Marketable securities acquired                 $          -    $         -   $  1,062,806
    Net assets held for sale                                  -       (190,485)       720,000
    Deferred income tax liability                             -              -        (20,000)
    Cash acquired, net of 261,022, of transaction
      costs paid                                              -              -      1,199,344
                                                   ------------    -----------   ------------
    Outstanding common stock of Watchdog
      Patrols, Inc.                                $          -    $  (190,485)  $  2,962,150
                                                   ============    ===========   ============
  Purchase acquisition (Note 4)
    Accounts receivable                            $          -    $    70,221   $          -
    Property and equipment                                    -         35,255              -
    Intangible assets                                         -      6,024,121              -
    Accrued expenses and other liabilities                    -       (400,498)             -
    Long-term debt                                            -       (309,948)             -
    Acquisition costs                                         -        (82,875)             -
    Advances to subsidiary, net of cash acquired
      of $412,224                                             -       (536,776)             -
    Minority interest                                         -       (704,500)             -
                                                   ------------    -----------   ------------
    Common stock issued in purchase acquisition    $          -    $ 4,095,000   $          -
                                                   ============    ===========   ============
  Noncash conversion of preferred stock to common
   stock (Note 4)                                  $    250,000    $         -   $          -
                                                   ============    ===========   ============
  Software ($2,907,520) and inventory ($175,000)
   acquired through issuance of equity instruments $  3,082,520    $         -   $          -
                                                   ============    ===========   ============

See notes to financial statements

                                      F-8

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED JUNE 30, 2000 AND 1999 AND THE PERIOD
               FROM FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998




1    The Company


The consolidated financial statements include the accounts of NetWolves Corporation and its three subsidiaries, NetWolves Technologies Corporation, ComputerCOP Corporation and its majority owned TSG Global Education Web, Inc. ("TSG") (collectively "NetWolves" or the "Company").

NetWolves, LLC was an Ohio limited liability company formed on February 13, 1998, which was merged into Watchdog Patrols, Inc. ("Watchdog") on June 17, 1998. Watchdog, the legal surviving entity of the merger was incorporated under the laws of the State of New York on January 5, 1970. As a result of the merger and subsequent sale of Watchdog's business (Note 5), Watchdog changed its name to NetWolves.

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

Additionally, in conjunction with TSG's acquisition of Sales and Management Consulting, Inc. (d/b/a The Sullivan Group, see Note 4), the Company provides consulting, educational and training services primarily to the oil and gas and automotive industries throughout the United States.

Pursuant to an agreement dated February 10, 2000, the Company acquired all of the outstanding capital stock of ComputerCOP Corporation, a New York corporation and a subsidiary of Computer Concepts Corp. ("Computer Concepts"), in exchange for 1,775,000 restricted shares of the Company's common stock valued at $23,962,500 (Note 4). ComputerCOP Corp.'s assets included ComputerCOP technology, inventory and $20.5 million in cash.

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED JUNE 30, 2000 AND 1999 AND THE PERIOD
               FROM FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998



2    Significant accounting policies (continued)

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The separate ownership of one of the Company's subsidiaries is reflected in the Company's consolidated financial statements as minority interest (Note 4). The minority interest includes common stock representing 1.7% of the outstanding shares of the subsidiary and preferred stock, until January 24, 2000, at which time the preferred stockholder elected to convert the preferred stock into shares of NetWolves common stock (Note 4).

Revenue recognition

The Company records revenue in accordance with Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), issued by the American Institute of Certified Public Accountants (as modified by Statement of Position 98-9) and SEC Staff Accounting Bulletin No. 101 ("SAB 101") regarding revenue recognition in the financial statements. SOP 97-2 provides additional guidance with respect to multiple element arrangements; returns, exchanges, and platform transfer rights; resellers; services; funded software development arrangements; and contract accounting. Accordingly, revenue from the sale of perpetual and term software licenses are recognized, net of provisions for returns, at the time of delivery and acceptance of software products by the customer, when the fee is fixed and determinable and collectibility is probable. Maintenance revenue that is bundled with an initial license fee is deferred and recognized ratably over the maintenance period. Amounts deferred for maintenance are based on the fair value of equivalent maintenance services sold separately. The Company recognizes revenue from consulting and training fees when the services are provided.

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED JUNE 30, 2000 AND 1999 AND THE PERIOD
               FROM FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998


2    Significant accounting policies (continued)

Intangible assets

Intangible assets at June 30, 1999 consisted of intangible assets acquired in connection with the Company's purchase business combination effective June 30, 1999 (Note 4). These assets consisted of training content (including a training library, industry benchmarking data and the Profit Coach profitability analysis module) which had a fair value of $1,000,000. The remaining portion of the intangible asset (approximating $5,024,000) was allocated to goodwill. The training content and the goodwill were being amortized over their estimated useful lives of 3 years. On June 30, 2000, the Company recorded a loss on impairment of the carrying value of the intangible assets at that date (Note 4).

Software costs

Costs associated with the development of software products are generally capitalized once technological feasibility is established. Purchased software technologies are recorded at cost. Software costs associated with technology development and purchased software technologies are amortized using the greater of the ratio of current revenue to total projected revenue for a product or the straight-line method over its estimated useful life. Amortization of software costs begins when products become available for general customer release. The Company recorded approximately $960,000 in amortization expense for the year ended June 30, 2000 relating to software costs. Costs incurred prior to establishment of technological feasibility are expensed as incurred and reflected as engineering and development costs in the accompanying consolidated statements of operations. The Company capitalized approximately $170,000 of software development costs and incurred approximately $802,000 in research and development costs for the year ended June 30, 2000.

Impairment of long-lived assets

The Company reviews its long-lived assets, including software development costs, intangible assets and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. The Company has determined that as of June 30, 2000, there has been an impairment in the carrying value of certain long-lived assets (Note 4).

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED JUNE 30, 2000 AND 1999 AND THE PERIOD
               FROM FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998

2    Significant accounting policies (continued)

Stock options

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") establishes a fair value-based method of accounting for stock compensation plans. The Company has chosen to adopt the disclosure requirements of SFAS 123 and continue to record stock compensation for its employees and outside directors in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, charges are made to operations in accounting for stock options granted to employees and outside directorswhen the option exercise prices are below the fair market value of the common stock at the measurement date. Options granted to non-employees are recorded in accordance with SFAS 123.

Basic and diluted net loss per share

The Company displays loss per share in accordance with Statement of Financial Accounting Standards No.128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires dual presentation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income
(loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Loss per share does not include the impact of potential shares issued upon exercise of options and warrants aggregating approximately 3,057,000 which would be antidilutive.

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

Cash and cash equivalents

Generally, the Company considers highly liquid investments in debt securities with original maturities of three months or less to be cash equivalents.

Concentrations and fair value of financial instruments

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and marketable securities. At June 30, 2000, the Company's cash investments are held at primarily one financial institution. The fair value of financial instruments approximates their recorded values.

Reclassifications

Certain   reclassifications   have  been  made  to  the  consolidated  financial
statements shown for the prior periods in order to have them conform to the current period's classifications.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED JUNE 30, 2000 AND 1999 AND THE PERIOD
               FROM FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998



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

4    Purchase acquisitions

ComputerCOP Corporation

Pursuant to an agreement dated February 10, 2000, the Company acquired all of the outstanding capital stock of ComputerCOP Corporation, a New York corporation and a subsidiary of Computer Concepts, in exchange for 1,775,000 restricted shares of the Company's common stock valued at $23,962,500. ComputerCOP Corporation's assets included ComputerCOP technology, inventory and $20.5 million in cash. In connection with the transaction, the Company incurred finders fees of approximately of $960,000 and issued 125,000 restricted shares of the Company's common stock valued at $2,405,000 and a five year warrant to purchase 300,000 shares of the Company's common stock valued at $2,928,000. In addition, a warrant to purchase 600,000 shares of the Company's common stock did not vest in accordance with its term and were cancelled on March 31, 2000 (Note
10). In addition, the Company incurred professional fees relating to the acquisition aggregating $350,000. The fair value of the shares issued (approximately $24.0 million) and finders fees and other acquisition costs
(approximately $6.6 million) have been allocated as follows: cash of $20,500,000, ComputerCOP software technology of $4,217,520 and inventory of $175,000, with a portion of the finders fees and other acquisition costs charged as a cost of raising capital.

Additionally, Computer Concepts purchased 225,000 shares of the Company's common stock from three other officers of the Company for $4.5 million.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED JUNE 30, 2000 AND 1999 AND THE PERIOD
               FROM FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998


4    Purchase acquisitions (continued)

ComputerCOP Corporation (continued)

All of the shares issued by the Company in connection with the ComputerCOP Corporation acquisition as well as all the shares sold by the three officers (the "Trust Shares") are subject to a Voting Trust Agreement, wherein the Company's chief executive officer has been granted the right to vote all Trust Shares for two years, subject to earlier termination on the sale of those shares based on certain parameters.

Sales and Management Consulting, Inc.

On July 7, 1999 (effective June 30, 1999), NetWolves and Sales and Management Consulting, Inc. (d/b/a The Sullivan Group) ("SMCI") executed a merger agreement (the "Merger") pursuant to which NetWolves acquired the outstanding capital stock of SMCI. Under the terms of the Merger, TSG Global Education Web, Inc. ("TSG") (a subsidiary of NetWolves), with 4,150,000 shares of common stock outstanding prior to the Merger, purchased all of the outstanding shares of SMCI's common stock in exchange for 180,000 shares of NetWolves' restricted common stock. The shareholders are restricted from selling, transferring or pledging such shares for an eighteen- month period. Upon consummation of the Merger SMCI merged into TSG and TSG was the surviving entity.

Concurrent with the Merger, the shareholders of SMCI purchased 70,000 shares of TSG common stock at $.35 per share for aggregate cash proceeds of $24,500. This represents 1.7% of the outstanding common stock of TSG. Additionally, TSG issued 250,000 shares of TSG Series A Non-Voting Cumulative (8%) Convertible Preferred Stock to one of the SMCI shareholders, which was issued in partial settlement of outstanding liabilities owed to the former shareholder. The preferred stockholder was entitled to preferential liquidation rights and was also entitled to cumulative dividends to be included in minority interest expense that accrued at the rate of 8% per annum commencing on June 30, 1999. On January 24, 2000, the preferred stockholder elected to convert the preferred stock into 13,888 shares of NetWolves common stock (the fair market value at the time of conversion). The TSG common and preferred stock (until conversion on January 24,
2000) have been reflected as minority interest in the accompanying consolidated financial statements.

The purchase price approximated $4,095,000 (exclusive of acquisition costs of $82,875), which consisted of 180,000 shares of NetWolves restricted common stock valued at $22.75 per share (fair value of the common stock was based on its quoted market price on the effective date of the acquisition). Additionally, certain officers of TSG have options to acquire up to 175,000 (4%) additional shares of TSG's common stock based upon meeting certain performance levels. The acquisition has been accounted for with an effective date of June 30, 1999 using the purchase method of accounting. Accordingly, assets and liabilities were recorded at their fair values as of June 30, 1999.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED JUNE 30, 2000 AND 1999 AND THE PERIOD
               FROM FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998




4    Purchase acquisitions (continued)

Sales and Management Consulting, Inc. (continued)

An allocation of the fair value of the assets acquired and liabilities assumed is as follows:


    Purchase price
      NetWolves common stock issued                      $  4,095,000
      Acquisition costs                                        82,875
                                                         ------------
                                                         $  4,177,875
                                                         ============
    Allocation of purchase price
      Fair value of tangible assets and liabilities
        Current assets                                   $     70,221
        Non-current assets                                     35,255
        Current liabilities                                  (443,909)
        Non-current liabilities                              (266,537)
        Advances to TSG, net of cash acquired of $412,224    (536,776)
                                                         ------------
                                                           (1,141,746)
                                                         ------------
      Minority interest
        Common stock and additional paid-in capital          (454,500)
        Preferred stock                                      (250,000)
                                                         ------------
                                                             (704,500)
                                                         ------------
      Intangible assets acquired                            6,024,121
                                                         ------------
                                                          $ 4,177,875
                                                         ============


On June 30, 2000, the Company recorded a writedown of its training content and goodwill (training and consulting segment) relating to the acquisition of SMCI in the amount of $4,016,080. This writedown eliminates all remaining intangible assets relating to the acquisition. The intangible assets were determined to be impaired because of the current financial condition of TSG and TSG's inability to generate future operating income without substantial sales volume increases which are uncertain. Moreover, anticipated future cash flows of TSG indicate that the recoverability of the asset is not reasonably assured.

At the time of the Merger and in accordance with TSG's newly formed stock option plan, the SMCI shareholders (who are all employees of TSG) received 605,000 five-year options to purchase TSG common stock at an exercise price of $.35 per share. The options were issued in proportion to the SMCI shareholders' ownership interest. The intrinsic value of these options (plus the 70,000 shares of TSG common stock) totalled $430,000, which has been reflected in the allocation of the purchase price. Additionally, the SMCI shareholders are entitled to an additional 175,000 options to purchase TSG common stock (with an exercise price at fair value at the time of grant), subject to TSG meeting specific earnings targets over the three years ending June 30, 2000, 2001 and 2002. These options will be accounted for as compensation expense in accordance with APB 25 in such future periods. To date, these earnings targets have not been met. All of the shareholders of SMCI entered into 3-year employment agreements with TSG (Note
15).

In accordance with the Merger, NetWolves made $4,750,000 of non-interest bearing open account working capital advances to TSG.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED JUNE 30, 2000 AND 1999 AND THE PERIOD
               FROM FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998


4    Purchase acquisitions (continued)

Sales and Management Consulting, Inc. (continued)

Also, in accordance with the Merger, the Board of Directors of TSG consists of three members designated by NetWolves and two members designated by the SMCI shareholders. A four-fifths majority of the TSG Board is required for specified significant actions including: sale or merger of the business, changes to the TSG capital structure, declaration of dividends and repayment of the working capital advances made by NetWolves. A simple majority of the TSG Board is required for all general operating matters.

Prior to the Merger negotiations, in January 1999, the Company entered into an agreement with SMCI whereby SMCI appointed the Company as its sole provider of a multi-service Internet delivery system (known as "FoxBox") to be used in conjunction with SMCI's proprietary interactive distance learning training programs.

The following unaudited pro forma financial information has been prepared assuming that the acquisition of SMCI had taken place at the beginning of the period presented. The pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning of the period, nor is it necessarily indicative of the results that may occur in the future. The results of operations for the year ended June 30, 2000 are included in the Statements of Operations in the accompanying consolidated financial statements.



                                                  Year ended
                                                June 30, 1999
                                                --------------
                                                 (Unaudited)
        Revenue                                  $ 2,904,000
        Net loss                                 $(7,907,000)
        Basic and diluted net loss per share     $     (1.62)

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED JUNE 30, 2000 AND 1999 AND THE PERIOD
               FROM FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998



6       Marketable securities, available for sale

The following is a summary of marketable securities, available for sale:

                                               Gross
                                Amortized     unrealized        Fair
                                  cost        gain (loss)       value
                                ----------    -----------       -----

June 30, 2000
  Bonds                         $ 195,155     $  (95,655)     $  99,500
                                =========     ==========      =========

June 30, 1999
Equity securities               $  35,000     $  415,000      $ 450,000
Bonds                             195,155        (39,155)       156,000
                                ---------     ----------      ---------
                                $ 230,155     $  375,845      $ 606,000
                                =========     ==========      =========


Proceeds from sales of marketable securities and realized gains on such sales aggregated $1,311,169, and $478,518, respectively, for the year ended June 30, 1999. There were no sales of marketable securities during the year ended June 30, 2000 and the Company recognized a realized loss of $35,000 on the expiration of a warrant to purchase restricted common stock of an unrelated publicly traded company.


The maturities of the Company's investments in debt securities at June 30, 2000 are as follows:

                                                Amortized         Fair
                                                  cost            value
                                                ----------        -----
Due in one year or less                         $    -           $   -
Due after one year through five years              97,375          29,000
Due after six year through ten years               97,780          70,500
                                                ---------        --------
                                                $ 195,155        $ 99,500
                                                =========        ========

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED JUNE 30, 2000 AND 1999 AND THE PERIOD
               FROM FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998


7    Property and equipment, net

Property and equipment consist of the following:

                                                                June 30,
                                                ----------------------------------------
                                                       2000              1999
                                                       ----              ----
   Machinery and equipment                        $    510,849        $    121,462
   Furniture and fixtures                              145,839              92,685
   Leasehold improvements                               44,278              26,841
                                                  ------------        ------------
                                                       700,966             240,988
   Less: accumulated depreciation and amortization    (110,060)            (16,297)
                                                  ------------        ------------
   Property and equipment, net                    $    590,906        $    224,691
                                                  ============        ============
8    Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

                                                                June 30,
                                                ----------------------------------------
                                                       2000              1999
                                                       ----              ----
   Trade accounts payable                         $  1,083,526        $    286,868
   Finders fee payable                                 300,000                -
   Other accrued operating expenses                    153,794              68,909
   Accrued advertising                                 106,172                -
   Compensated absences                                 95,793              50,354
   Commissions payable                                  32,410              36,204
   Payroll/sales taxes payable                          20,335              11,001
                                                  ------------        ------------
                                                  $  1,792,030        $    453,336
                                                  ============        ============

9    Long-term debt

Long-term debt consists of the following:


                                                                June 30,
                                                ----------------------------------------
                                                       2000              1999
                                                       ----              ----
   Notes payable to DVI                           $    266,537        $    309,948
   Finders fee payable                                 360,000                -
                                                  ------------        ------------
                                                       626,537             309,948
Less current maturities of long-term debt             (208,435)            (43,411)
                                                  ------------        ------------
Long-term debt, net of current maturities         $    418,102        $    266,537
                                                  ============        ============


                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED JUNE 30, 2000 AND 1999 AND THE PERIOD
               FROM FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998



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

In connection with the Company's purchase of ComputerCOP Corporation, the Company incurred finder fees of $960,000, $360,000 of which are payable at $10,000 per month over 36 months commencing on March 1, 2000. As of June 30, 2000, no payments were made on such note however such payments have been subsequent to the year end. Payment had not yet been remitted and applied to the note. As of une 30, 2000, no payments were made on such note, however, such payments have been made subsequent to the year end.

Aggregate maturities of long-term debt are as follows:


        Year ending June 30,
                2001                             $  208,435
                2002                                174,039
                2003                                140,293
                2004                                 67,270
                2005                                 36,500
                Thereafter                             -
                                                 ----------
                                                 $  626,537
                                                 ==========

10   Shareholders' equity

Common stock issuances

In July 2000, the Certificate of Incorporation of the Company was amended to increase the authorized shares of common stock from 10,000,000 to 50,000,000 shares and to authorize issuance of 2,000,000 shares of preferred stock.

For the year ended June 30, 1999, the Company issued 1,750,000 shares of its common stock as follows:

-- 150,000 unregistered shares were issued to the Company's Vice President of Sales and Marketing (who is also a Director of the Company) for services rendered during the six months ended December 31, 1998, which resulted in a charge to operations of approximately $769,000. Management determined the fair value of the common stock based on its quoted market price at the time of issuance.

-- 260,000 unregistered shares were issued to Internet Technologies, Inc., a consultant to the Company ("Internet Technologies"), for services rendered during the nine months ended March 31, 1999, which resulted in a charge to operations of approximately $1,333,000. Management determined the fair value of the common stock based on its quoted market price at the time of issuance. Internet Technologies has demand registration rights on 200,000 of these shares.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED JUNE 30, 2000 AND 1999 AND THE PERIOD
               FROM FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998



10   Shareholders' equity (continued)

Common stock issuances (continued)

-- 100,000 unregistered shares were issued to a financial consultant and 100,000 unregistered shares were issued to the Company's legal counsel for services rendered during the three months ending March 31, 1999, which resulted in an aggregate charge to operations of $1,025,000. Management determined the fair value of the common stock based on its quoted market price at the time of issuance.

-- 100,000 unregistered shares were issued in conjunction with the appointment of two new Directors of the Company effective February 1, 1999 (50,000 shares each), which resulted in an aggregate charge to operations of approximately $513,000. Management determined the fair value of the common stock based on its quoted market price at the time of issuance.

-- On June 29, 1999, the Company completed a private placement. The Company sold 800,000 shares of unregistered common stock at $7.50 per share (a total of $6,000,000) exclusive of commission and other fees totalling $647,275. The placement agent received 80,000 warrants, exercisable at $9.375 each; the warrants vest one year after the closing of the private placement and expire four years after vesting. Additionally, 60,000 shares were issued to Internet Technologies for services rendered in connection with the private placement. Internet Technologies also has the right to receive up to 60,000 additional shares based upon the completion of a second private placement, if any.

--   180,000 unregistered shares were issued in connection with the Merger (Note
     4) on June 30, 1999 valued at $22.75 per share, totaling $4,095,000.

For the year ended June 30, 2000, the Company issued 2,528,743 shares of its common stock as follows:

-- On September 29, 1999, the Company sold 100,000 shares of unregistered common stock to an accredited investor at $15 per share (a total of $1,500,000) exclusive of commissions totalling $105,000.

-- During November 1999, the Company sold 187,500 shares of unregistered common stock to an accredited investor at $15 per share (a total of $2,812,500) exclusive of commissions and fees of approximately 7%.

-- On November 20, 1999, 12,500 shares were issued to a financial consultant for services rendered during the three moths ending December 31, 1999, which resulted in a charge to operations of $275,000. Management determined the fair value of the common stock based on its quoted market price at the time of the issuance.

-- During January 2000, the preferred stockholder elected to convert the preferred stock into 13,888 shares of NetWolves common stock (at fair market value at the time of conversion).

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED JUNE 30, 2000 AND 1999 AND THE PERIOD
               FROM FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998



10      Shareholders' equity (continued)

Common stock issuances (continued)

-- Pursuant to an agreement dated February 10, 2000, the Company acquired all of the outstanding capital stock of ComputerCOP Corp., a New York corporation and a subsidiary of Computer Concepts, in exchange for 1,775,000 restricted shares of the Company's common stock. In addition, the Company issued 125,000 restricted shares of the Company's common stock as finders fees. The fair value of the common stock issued to Computer Concepts and common stock issued as finders fees is included in the value of the ComputerCOP software and inventory, less the cash acquired of 20.5 million

-- In June 2000, the Company issued General Electric Company ("GE"), 200,000 shares of common stock valued at $1,926,000 which is included in Sales and Marketing expenses in the Consolidated Statements of Operations. Management determined the fair value of the common stock based on its quoted market price at the time of issuance (Note 14).

-- A total of 114,855 shares of the Company's common stock was issued to outside consultants upon the exercise of warrants (cashless) previously issued to these individuals.


Stock option plans  NetWolves Corporation

In June 1998, the Company adopted the 1998 Long Term Incentive Plan (the "1998 Incentive Plan") in order to motivate qualified employees of the Company, to assist the Company in attracting employees and to align the interests of such persons with those of the Company's shareholders. The 1998 Incentive Plan, which authorizes the issuance of a maximum of 282,500 shares of common stock, provides for a grant of non-qualified stock options, restricted stock, performance grants and other types of awards to officers, key employees, consultants and independent contractors of the Company and its affiliates. The 1998 Incentive Plan is administered by the Board of Directors, which has sole discretion and authority to determine which eligible participants will receive options, the time when options will be granted and the terms of options granted.

During the year ended June 30, 2000, the Company granted options to purchase 142,500 shares of common stock under the 1998 Incentive Plan to key employees at exercise prices ranging from $9.00 to $30.75 per share that vest in equal installments over three years commencing on the first anniversary of the date of grant. The exercise prices represent the closing quoted price of the common stock on the day immediately prior to the grants. All options expire in ten years from the grant date.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED JUNE 30, 2000 AND 1999 AND THE PERIOD
               FROM FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998



10      Shareholders' equity (continued)

Stock option plans  NetWolves Corporation (continued)

In July 2000, the Company adopted a 2000 Long Term Incentive Plan (the "2000 Incentive Plan") in order to motivate qualified employees of the Company, to assist the Company in attracting employees and to align the interests of such persons with those of the Company's shareholders.

The 2000 Incentive Plan, which is a non-qualified plan administered by the Board of Directors, authorizes the issuance of a maximum of 1,500,000 shares of common stock, which may be either newly issued shares, treasury shares, reacquired shares, shares purchased in the open market or any combination thereof. As with the 1998 Incentive Plan, if any award under the 2000 Incentive Plan terminates, expires unexercised, or is cancelled, the shares of common stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. As of June 30, 2000, the Company had granted options to purchase 217,500 shares of common stock under the 2000 Incentive Plan to its officers and key employees at exercise prices ranging from $7.50 to $17.00 per share that vest in periods not exceeding three years from the date of grant. The exercise prices represent the closing quoted price of the common stock on the day immediately prior to the grants. All options expire in five years from the grant date. As of September 30, 2000, approximately 1,015,000 options have been granted under the Plan at exercise prices ranging from $5.00 to $9.00, including an aggregate of 625,000 to three officers and shareholders of the Company.

Warrants

On June 17, 1998, in conjunction with the Reverse Acquisition, the Company granted warrants to purchase 1,207,500 shares of its common stock as follows:

-- 620,000 ten-year warrants issued to the former members of NetWolves LLC at an exercise price of $1.63 per share. Originally, an aggregate of 1,000,000 warrants were granted to six individuals; upon termination of two of these individuals in January 1999, 380,000 warrants were cancelled resulting in 620,000 outstanding warrants. The warrants were originally issued as performance-based warrants, vesting only upon achieving specified financial targets. In January 1999, the vesting terms of 600,000 of the warrants were amended so that the warrants would automatically vest in June 2000. Accordingly, the modification changed the warrant to a fixed-warrant and a new measurement date was established. The intrinsic value of the modified warrants approximated $1,908,000, which will be charged to operations over the 18-month vesting period (also see Note 15).

-- 500,000 five-year warrants issued to certain pre-Reverse Acquisition shareholders of Watchdog at an exercise price of $1.63 per share. These warrants became exercisable when granted. The pre-Reverse Acquisition shareholders have demand registration rights on the shares of common stock issuable upon exercise of these warrants.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED JUNE 30, 2000 AND 1999 AND THE PERIOD
               FROM FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998




10   Shareholders' equity (continued)

Warrants (continued)

-- 87,500 five-year warrants issued to two individuals who provided consulting services with respect to the Reverse Acquisition at an exercise price of $2.00 per share. These warrants became exercisable when granted and were exercised during fiscal 2000 (see Common Stock Issuances above).

For the year ended June 30, 1999, the Company granted warrants to purchase its common stock as follows:

-- 200,000 ten-year warrants issued to the Company's Vice-President of Sales and Marketing (who is also a Director of the Company) at an exercise price of $1.63 per share. These warrants were issued for services rendered during the six months ended December 31, 1998 and resulted in a charge to operations of approximately $699,000, based upon the intrinsic value of the warrants on the date of grant.

-- 100,000 two-year warrants were issued to two terminated employees (50,000 warrants each) at an exercise price of $5.00 per share (also see Note 15). The warrants were to vest only upon the independent contractors' submission of valid, legally binding purchase orders totaling $10,000,000 for the period from January 1, 1999 to December 31, 1999 which did not occur and accordingly, such warrants were canceled. The potential charge to operations upon achieving specified performance criteria was approximately $201,000. The value of the warrants had been calculated using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility of 65%, risk-free interest rate of 4.62%, and an expected term of two years.

-- 25,000 five year warrants were granted to a consultant in March 1999 for services rendered, which resulted in a charge to operations of $189,000, based on the fair value of the warrant at the time of grant.

-- 300,000 warrants were issued to Anicom, Inc. for cash consideration of $300,000 (see Note 14).

-- 80,000 warrants were issued to the placement agent in connection with a private placement of common stock (see "Common Stock Issuances" above).

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED JUNE 30, 2000 AND 1999 AND THE PERIOD
               FROM FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998



10   Shareholders' equity (continued)

Warrants (continued)

For the year ended June 30, 2000, the Company granted warrants to purchase its common stock as follows:

-- On July 26, 1999 and in connection with the Company entering into an agreement with Comdisco, Inc. ("Comdisco"), Comdisco was granted a five-year warrant to purchase 125,000 shares of the Company's unregistered common stock, at an exercise price of $10 per share. The warrants are immediately exercisable. The value of the warrants of $2,390,000 are being amortized over the initial term of the agreement (four years) and have been calculated using the Black- Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility of 65%, risk-free interest rate of 5.84%, and an expected term of five years.

--   On July 31,  1999,  a  financial  consultant  of the  Company was granted a five-year warrant to purchase 100,000 shares of common stock, at an exercise price of $12 per share. The warrants are immediately exercisable and the shares issuable pursuant to the warrants have piggyback registration rights. The value of the warrants of $1,704,000 was being amortized over a period of three months and has been calculated using the Black- Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility of 65%, risk-free interest rate of 5.84%, and an expected term of five years.

-- On November 1, 1999, the Company granted a five-year warrant to purchase 24,000 shares of common stock, at an exercise price of $18 per share to a public relations firm. The warrants vest ratably over twelve months and resulted in a charge to operations of approximately $205,000 through May 31, 2000, at which time the remaining unvested warrants were canceled due to termination of the public relations firm's services. The total value of the warrants has been calculated using the Black-Scholes option- pricing model with the following assumptions: no dividend yield, expected volatility of 65%, risk-free interest rate of 5.97%, and an expected term of five years.

-- In November 1999, a consultant was granted a five-year warrant to purchase 60,000 shares of common stock, at an exercise price of $18 per share for services provided in connection with a private placement of the Company's common stock.

-- During December 1999, the Company granted 65,000 ten-year warrants to the Company's Vice President of Finance at an exercise price of $12 per share. The warrants vest immediately and accordingly resulted in a charge to operations of $422,500, based upon the intrinsic value of the warrants on the date of grant.

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED JUNE 30, 2000 AND 1999 AND THE PERIOD
               FROM FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998



10      Shareholders' equity (continued)

Warrants (continued)

-- In connection with the February 10, 2000 acquisition of ComputerCOP Corp., the Company issued a warrant to purchase an aggregate of 300,000 shares of the Company's stock that are initially exercisable at $25 per share if exercised on or before September 30, 2002 and $30 thereafter until they expire on February 10, 2005. The fair value of this warrant of $2,928,000 has been allocated between the value of the software and the cost of capital obtained and has been calculated using the Black-Scholes option pricing model with the following assumptions: No dividend yield, expected volatility of 65% risk free interest rate of 6.68% and an expected term through February 10, 2005. In addition, the Company issued another warrant to purchase an aggregate of 600,000 shares of the Company's common stock. This warrant did not vest in accordance with its terms and was cancelled on March 31, 2000.

-- On May 12, 2000, and in full settlement with a previously terminated employee, the Company granted a one-year warrant to purchase 10,000 shares of common stock, at an exercise price of $15 per share. The warrant is immediately exercisable. The value of the warrant resulted in a charge to operations of approximately $14,000 during the three months ended June 30, 2000 and has been calculated using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility of 65%, risk-free interest rate of 6.33%, and an expected term of one year.

-- In June 2000, three consultants were granted three-year warrants to purchase 100,000, 50,000 and 7,500, respectively, shares of common stock, at exercise prices ranging from $15 to $17 per share. Two of the warrants are immediately exercisable and one vests ratably over 18 months. The value of the warrants resulted in a charge to operations of approximately $395,000 for the three months ended June 30, 2000 and has been calculated using the Black- Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility of 65%, risk-free interest rate of 6.43%, and an expected term of three years.

-- On June 22, 2000 and in connection with the Company entering into an agreement with GE, the Company issued a warrant to purchase 500,000 shares of common stock. The warrant may be exercised with respect to any given shares in whole or, from time to time in part, on or prior to the two-year anniversary of the date of vesting of such shares. The warrant vests as follows: GE may exercise the warrant to purchase, cumulatively, up to
     100,000,  200,000,  350,000  and  500,000,  respectively,   shares  of  the
     Company's common stock upon the Company receiving orders (as defined in the agreement) of an amount equal to or in excess of, in the aggregate, $2,000,000, $3,000,000, $4,000,000 and $5,000,000. The exercise price of the warrant shall be the average (weighted by daily trading volume) of the reported closing price of the Company's common stock over the 20 consecutive trading day period ending two trading days prior to the date GE gives notice to exercise its conversion right. The fair value of the warrant has been accrued at the date of issuance with the measurement of such warrant costs adjusted at each reporting date until such milestone has been achieved or the warrant expires. The value of the warrant for the purchase of the first 100,000 shares of the Company's common stock resulted in a charge to operations of $395,000 during the year ended June 30, 2000 and has been calculated using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility of 65%, risk-free interest rate of 6.48%, and an expected term of approximately two years. GE has demand registration rights (subject to certain limitations as defined in the agreement) covering at least 20% of the shares of common stock issuable upon exercise of these warrant.

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


                                               Year Ended              Period from
                                                 June 30              February 13, 1998
                                      ------------------------------     (inception)
                                          2000            1999         to June 30, 1998
                                          ----            ----        ------------------
Net loss
        As reported                   $ (24,326,948)  $ (6,923,014)      $  (99,414)
        Pro forma                     $ (24,950,773)  $ (6,829,767)      $  (99,414)

Basic and diluted net loss per share
        As reported                   $       (3.46)  $      (1.48)      $     (.04)
        Pro forma                     $       (3.55)  $      (1.46)      $     (.04)


The weighted average fair value per share of common stock, options and warrants granted to employees during the years ended June 30, 2000 and 1999, approximated $10.97 and $5.02, respectively, are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility of 65%, risk-free interest rates ranging from 4.72% to 6.69%, and expected lives ranging from 5 to 10 years.

The following is a summary of all of the Company's stock options and warrants that were described in detail above (excluding the TSG stock options):

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED JUNE 30, 2000 AND 1999 AND THE PERIOD
               FROM FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998


10   Shareholders' equity (continued)

Summary of options and warrants (continued)

                                                        Weighted
                                                         average
                                           Number of    exercise
                                           Warrants     price per
                                          and Options     share
                                          -----------  -----------


Outstanding at February 13, 1998              -          $   -
  Granted                                 1,587,500      $  1.48
  Exercised                                   -          $   -
  Forfeited                                   -          $   -
                                         ----------

Outstanding at June 30, 1998              1,587,500      $  1.65
  Granted                                   924,000      $  5.08
  Exercised                                   -          $   -
  Forfeited                               (396,000)      $  1.77
                                         ----------

Outstanding at June 30, 1999             2,115,500       $  3.13
  Granted                                1,901,500       $ 18.86
  Exercised                               (120,500)      $  1.90
  Forfeited                               (839,667)      $ 19.68
                                         ---------
Outstanding at June 30, 2000             3,056,833       $  8.41
                                         =========


The following table summarizes information about all of the Company's options and warrants outstanding at June 30, 2000:

                                 Options and Warrants              Warrants and
                                    outstanding at            Options exercisable at
                                   June 30, 2000                  June 30, 2000
                                ----------------------        ----------------------

                                      Weighted
                                       average      Weighted                 Weighted
                                      remaining      average                  average
        Range of        Number of    contractual     exercise   Number of    exercise
      exercise price     shares          life         price      shares       price
      --------------    ---------    -----------    ---------   -----------  ---------

        $  1.63        1,237,000        6.08         $ 1.63      1,217,000    $ 1.63
        $  5.00          422,833        4.71         $ 5.00         65,833    $ 5.00
        $  7.50           50,000        4.92         $ 7.50           -       $  -
        $  9.00-13.00    639,000        6.02         $10.84        478,834    $11.03
        $ 15.00-20.00    408,000        5.09         $16.63        235,333    $15.95
        $ 25.00          300,000        4.62         $25.00        300,000    $25.00
                       ---------                                 ---------
                       3,056,833                                 2,297,000
                       =========                                 =========

During the year ended June 30, 2000, the Company granted 165,000 options and warrants with a weighted average market value per share of $11.86 representing in-the-money awards.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED JUNE 30, 2000 AND 1999 AND THE PERIOD
               FROM FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998



11   Segment information

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


                                                Year Ended              Period from
                                                 June 30              February 13, 1998
                                      ------------------------------     (inception)
                                          2000            1999         to June 30, 1998
                                          ----            ----        ------------------
Revenue
  Technology                          $   132,825     $  1,789,144       $    29,621
  Training and consulting               1,290,865            -                 -
  Computer software                         -                -                 -
                                      ------------    ------------       -----------
   Total                              $  1,423,690    $  1,789,144       $    29,621
                                      ============    ============       ===========
Operating loss
  Technology                          $(14,786,837)   $ (7,459,961)      $  (125,570)
  Training and consulting               (9,029,678)          -                 -
  Computer software                     (1,165,191)          -                 -
                                      ------------    ------------       -----------
   Total                              $(24,981,706)   $ (7,459,961)      $  (125,570)
                                      ============    ============       ===========


                                                                  June 30,
                                                      ---------------------------------
                                                            2000              1999
                                                            ----              ----
Identifiable assets
  Technology                                            $  21,231,907     $  6,270,113
  Training and consulting                                     708,678        6,541,821
  Computer software                                         3,602,545            -
                                                        -------------     ------------
   Total                                                $  25,543,130     $ 12,811,934
                                                        =============     ============


The Company had two major customers, both included in the Training and Consulting segment, which accounted for 46% and 24% of consolidated revenue for the year ended June 30, 2000 and one customer that accounted for 40% of consolidated accounts receivable at June 30, 2000.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED JUNE 30, 2000 AND 1999 AND THE PERIOD
               FROM FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998


12   Income taxes

The provision for (benefit from) income taxes consists of the following:


                                                Year Ended              Period from
                                                 June 30              February 13, 1998
                                      ------------------------------     (inception)
                                          2000            1999         to June 30, 1998
                                          ----            ----        ------------------

Current  Federal and States           $   25,000      $     -             $     -
Deferred  Federal                           -               -                 (15,000)
Deferred  States                            -               -                  (5,000)
                                      -----------     -----------         ------------


Provision for (benefit from)
 income taxes                          $   25,000      $     -             $   (20,000)
                                      ===========     ===========         ===========


The following table summarizes the significant differences between the Federal statutory tax rate and the Company's effective tax rate for financial reporting purposes:


                                                Year Ended              Period from
                                                 June 30              February 13, 1998
                                      ------------------------------     (inception)
                                          2000            1999         to June 30, 1998
                                          ----            ----        ------------------

Federal statutory tax rate              (34.0)%        (34.0)%             (34.0)%
State and local taxes net of Federal
  tax effect                             (6.0)          (6.0)               (5.0)
Stock and option compensation             9.2           17.8                  -
Non-deductible reserves                    -              .2                  -
Effect of graduated tax rates              -              -                  9.0
Impairment                                5.7             -                   -
Permanent differences                      .1             .3                 1.9
Valuation allowance on deferred tax
  asset                                  25.1           21.7                11.4
                                        -----          -----               -----
Effective tax rate                        0.1%           0.0%              (16.7)%
                                        =====          =====               =====


                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED JUNE 30, 2000 AND 1999 AND THE PERIOD
               FROM FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998


12   Income taxes (continued)

The tax effects of temporary differences and carry forwards that give rise to deferred tax assets or liabilities are summarized as follows:


                                                                June 30,
                                                ----------------------------------------
                                                       2000              1999
                                                       ----              ----

Non deductible reserves                           $    17,000       $    16,000
Accrual to cash conversion  TSG                          -               73,000
Options and Warrants                                3,721,000             -
Net operating loss carry forward                    6,548,000         1,100,000
Impairment of long-lived assets                     1,606,000             -
Valuation allowance on net deferred tax asset     (11,892,000)      (1,189,000)
                                                   -----------      -----------
   Deferred tax asset, net                        $       -         $      -
                                                   ===========      ===========


The Company has provided for full valuation allowances on the net deferred tax assets due to the uncertainty of future income tax estimates.

At June 30, 2000, the Company has net tax operating loss carryforwards of approximately $16 million available to offset future income tax liabilities, if any, that may be subject to Section 382 of the Internal Revenue Code. if any. The carryforward losses expire in the years 2011 through 2020 and have not been recognized in the accompanying consolidated financial statements as a result of a valuation of the total potential tax asset. Approximately $700,000 of these carryforwards were generated by SMCI prior to the Merger which are subject to the separate return limitation year (SRLY) rules and are subject to the restriction pursuant to Section 382 of the the Internal Revenue Code.

13   Related party transactions

In connection with the Merger, the Company has assumed obligations and entered into commitments with one of the Company's shareholders, who is also a director and treasurer of TSG, as follows:

-- Deferred compensation payable aggregating $100,000 at June 30, 1999, represents unpaid salary to the TSG officer for services rendered prior to the Merger. The deferred compensation is payable in six monthly installments of $16,667 commencing in October 31, 1999.

-- TSG leases its office facilities from the TSG officer for annual lease payments of approximately $75,000 through December 2004 which aproximates fair market value. The Company paid approximately $75,000 (excluding sales tax) in connection with this lease for the year ended June 30, 2000.

-- The loans and advances from the TSG officer of $144,348 was payable in four equal monthly installments of $37,203 (including interest at 8%) commencing on July 1, 1999.

In addition, in July 1999, another shareholder, who is also the President and Chief Executive Officer of TSG, borrowed $50,000 at an interest rate of 6% per annum. Interest on the loan is payable quarterly and the entire principal balance is payable upon the third anniversary date of issuance.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED JUNE 30, 2000 AND 1999 AND THE PERIOD
               FROM FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998



14   Major customers/significant agreements

General Electric Company

On June 29, 2000, NetWolves and General Electric Company ("GE") signed a contract for the master purchase, license and support services of NetWolves' security, remote monitoring and configuration management system. GE will be using the FoxBox for interconnectivity of its worldwide offices.

The contract is for a term of six years and can be extended for four additional one-year periods unless prior notice of non-renewal is given by either party as defined in the agreement. The contract provides for the Company to receive a fee upon shipment of each FoxBox, and an additional one-time configuration and installation fee. Additionally, upon shipment of each unit, the Company is to receive an annual support service fee and an annual configuration management fee ("Annual Fees"). The Annual Fees shall continue at the same rate per annum at GE's discretion, provided that GE requests such services at any time during a subsequent year. GE shall be required to pay such Annual Fees in full from the expiration date of the prior year period and revenue generated from the Annual Fees will be recognized over the service period.

On June 22, 2000 and in connection with the Company entering into the agreement with GE, the Company issued a warrant to purchase 500,000 shares of common stock (Note 10).

In June 2000, the Company issued 200,000 shares of common stock to GE.

Gateway, Inc. Agreement

In April, 2000, the Company was assigned an agreement with Gateway, Inc. ("Gateway") whereby Gateway agreed to install the ComputerCOP software on every new Gateway consumer computer. The Company is to receive fifty percent (50%) of all gross margins generated from sales of upgrades to the existing software contained within the Gateway consumer computer.

Amoco Oil Company

On December 1, 1999, the Company entered into a three-year agreement (the "Management Agreement") with Amoco Oil Company ("Amoco"), whereby the Company was granted the exclusive right to service and support certain franchised automotive maintenance and repair businesses located within Minnesota. In return for the Company providing management services for the franchisees (as defined in the agreement), the Company receives a monthly payment of $100,000 (the "Monthly Payment"), which is then compared to the actual monthly fees billed to the franchisees (the "Monthly Revenue"), with the difference between the Monthly Payment and Monthly Revenue recorded as either a receivable or payable to Amoco. For the year ended June 30, 2000, the Company recorded management fee revenue from the Management Agreement of approximately $650,000 and has included a liability to Amoco of $57,000 in accounts payable and accrued expenses at June 30, 2000 in the accompanying consolidated balance sheets. Such liability was subsequently paid in August 2000.

The agreement also calls for the maintenance of a separate advertising fund to be used to fund marketing and advertising costs for the franchisees. At June 30, 2000, this fund approximately $108,000 and is included in cash and cash equivalents in the accompanying consolidated balance sheets.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED JUNE 30, 2000 AND 1999 AND THE PERIOD
               FROM FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998



14   Major customers/significant agreements (continued)

Anicom, Inc.

In January 1999, the Company entered into a five-year exclusive master distribution agreement with Anicom, Inc. ("Anicom") to distribute the FoxBox throughout North America. Additionally, Anicom was entitled to receive a commission on any sales or leases of the FoxBox unit made directly by the Company that Anicom was not involved with and a commission on certain technical support revenue earned by the Company. In accordance with the terms of the agreement, the Company shipped approximately $1,700,000 of product to Anicom, which accounted for approximately 95% of the Company's revenue for the year ended June 30, 1999.

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

On April 10, 2000, the Company exercised its right to terminate its exclusive distributorship agreement with Anicom pursuant to its terms (see Note 15 Commitments and Contingencies - Legal Matters, for further information).

15      Commitments and contingencies

Leases

The Company has entered into several leases for office space, office equipment and vehicles. In addition, as a result of the Merger, TSG assumed several leases, which are included below. At June 30, 2000, the approximate future minimum annual lease payments (including the lease for office space with the TSG officer, Note 13 and including the lease entered into during September 2000 see
Note 16) are summarized as follows:


        Fiscal year ending June 30,
                2001                     $   591,000
                2002                         671,000
                2003                         647,000
                2004                         570,000
                2005                         483,000
                Thereafter                   277,000
                                         -----------
                                         $ 3,239,000
                                         ===========

Total rent expense for the years ended June 30, 2000 and 1999 and for the period from February 13, 1998 (inception) to June 30, 1998 was $394,184, $139,417 and $351, respectively.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED JUNE 30, 2000 AND 1999 AND THE PERIOD
               FROM FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998



15   Commitments and contingencies (continued)


Employment agreements

In conjunction with the consummation of the Reverse Acquisition, the Company entered into employment agreements with five executives who were the principal pre-Reverse Acquisition owners of NetWolves, LLC. Two of these executives were subsequently terminated, one resigned and one executive restructured his employment contract as discussed below. Each of the agreements are substantially identical and provide for the following significant terms:

-- employment term of three years commencing June 1999, with automatic renewals for additional three-year terms unless terminated by the Company for cause or terminated by the executive,

-- salary of $100,000, increasing up to $250,000, dependent on specified revenue targets,

--   bonus of 2% of the Company's gross profit, and

-- 200,000 warrants for four of the executives and 180,000 warrants for the fifth executive (see Note 10).

In January 1999, two of the five executives were terminated pursuant to a Settlement Agreement and Mutual Release. In exchange for terminating the employment agreements and cancellation of 380,000 warrants (in total) previously issued, the Company paid each terminated executive $50,000 in cash and entered into a Manufacturer's Representation Agreement ("MRA"). The MRA appointed the terminated executives as independent, non-exclusive sales persons to promote the sale of the Company's products. The MRA was for a one-year term commencing January 1999 and provided for a 5% commission on all net sales attributed to such representative. Additionally, each of the terminated executives received 50,000 performance-based warrants which were subsequently canceled (see Note
10).

On September 2, 1999, one of the five executives restructured his employment agreement whereby the executive tendered his resignation as a Director and as Chief Operating Officer of the Company effective August 1, 1999 with his employment agreement terminating on June 15, 2001. In addition, 50,000 of the executive's 200,000 warrants were cancelled.

Effective July 15, 2000, one of the five executives resigned as an officer and director of the Company and no longer receives salary from the Company.

In connection with the Merger (Note 4), TSG entered into employment agreements with 5 executives who were the principals of SMCI. Each of the agreements are substantially identical and provide for the following significant terms:

-- employment terms of three years with automatic renewals for additional one-year terms unless terminated by either party through written notice,

-- annual salaries of $150,000 for two individuals and $100,000 for three individuals adjusted annually for cost of living increases,

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED JUNE 30, 2000 AND 1999 AND THE PERIOD
               FROM FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998



15      Commitments and contingencies (continued)

Employment agreements (continued)

-- two of the executives shall each receive 5% of pre-tax profits of TSG (up to a maximum of 100% of each employee's base salary) and three of the executives shall each receive 1.67% of pre-tax profits of TSG (up to a maximum of 50% of each employee's base salary),

-- An aggregate of 605,000 incentive TSG stock options issued to the employees (Note 4),

-- An aggregate of 175,000 contingently issuable incentive TSG stock options to the employees (Note 4),

-- If within eighteen months of the Merger, TSG has not initiated an initial public offering or acquired a publicly held shell, two executives shall receive 10% of pre- tax profits of TSG up to $10 million and 5% of pre-tax profits in excess of $10 million, not to exceed, in the aggregate, $1.5 million in compensation in any year.

     In August 2000 the Company entered in to employment agreements with four employees. One of the agreements is for a period of three years and grants the employee warrants to purchase 250,000 shares of common stock of the Company at a purchase price of $5.25 per share, subject to a vesting schedule as specified in such agreement. Another agreement is for a thirty-month period and provides for a monthly salary of $12,000, plus reimbursement of certain expenses of $3,000 per month. In addition, the agreement also grants the employee warrants to purchase 350,000 shares of common stock of the Company at a purchase price of $5.25 per share, subject to a vesting schedule as specified in such agreement. Another agreement is for a period of three years and grants the employee warrants to purchase 275,000 shares of common stock of the Company at a purchase price of $5-1/8 per share, subject to a vesting schedule as specified in such agreement; and the last agreement is for a period of three years and provides for a monthly salary of $5,000, and the agreement also grants the employee warrants to purchase 200,000 shares of common stock of the Company at a purchase price of $5.25 per share, subject to a vesting schedule as specified in such agreement.

Pension Plan

As of a result of the Merger, TSG has assumed the obligations of a defined contribution plan that provides retirement benefits to qualified TSG employees. Company contributions to the plan are discretionary. In addition, employees have the option of deferring and contributing a portion of their annual compensation to the plan in accordance with the provisions of the plan.

Comdisco, Inc. agreement

On July 26, 1999 the Company entered into an agreement with Comdisco, Inc. ("Comdisco") whereby Comdisco will provide management, installation and technology services to the Company's proprietary Internet distribution system. In addition, the agreement provides for the creation of a credit facility to be utilized in connection with the sale and installation of the FoxBox over a four-year period. However, there can be no assurances that the Company will actually require the use of the credit facility.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED JUNE 30, 2000 AND 1999 AND THE PERIOD
               FROM FEBRUARY 13, 1998 (INCEPTION) TO JUNE 30, 1998


15   Commitments and contingencies (continued)

Legal matters

On April 19, 2000, an action was commenced against the Company in the U.S. District Court for the Northern District of Illinois by Anicom, Inc. The action is based upon NetWolves' alleged failure to deliver approximately 74,842 shares of its common stock to Anicom, upon exercise by Anicom of the Company's warrants. The action seeks specific performance as well as any damages that may result from a diminution in value of NetWolves common stock. Anicom has moved for summary judgment in this action which has been opposed by the Company. The parties are awaiting judicial decision. The Company intends to vigorously defend itself against this action and believes it will be meritorous.

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

16   Subsequent events

Lease agreement

In September 2000, the Company entered into a five year lease agreement in Tampa, Florida covering approximately 20,000 sq. ft. of space at approximately $390,000 annually to which it intends to relocate its corporate headquarters and research and development facilities in Tampa in or about November 2000. The Company believes that combining its Tampa operations into one facility will increase efficiency of operations. The Company intends to sublease its other facilities in Tampa, Florida.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of NetWolves Corporation

The audit referred to in our report dated August 24, 2000 (with respect to Notes 4,10, 15 and 16 - October 10, 2000) on the consolidated financial statements of NetWolves Corporation and subsidiaries, which appear in Part II, also include
Schedule II for the year ended June 30, 2000. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein, in compliance with the applicable accounting regulations of the Securities and Exchange Commission.

/s/ Richard A. Eisner & Company, LLP

New York, New York
August 24, 2000

Board of Directors and Shareholders
NetWolves Corporation
Melville, New York


INDEPENDENT AUDITOR'S REPORT

We have audited the consolidated financial statements of NetWolves Corporation and subsidiaries (the "Company") as of June 30, 1999, and financial statements for the year ended June 30, 1999 and the period from February 13, 1998 (inception) to June 30, 1998, and have issued our report thereon dated August 12, 1999; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included Schedule II for the year ended June 30, 1999 and the period from February 13, 1998 (inception) to June 30, 1998. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein, in compliance with the applicable accounting regulations of the Securities and Exchange Commission.




/s/ Hays & Company



August 12, 1999
New York, New York

                                  SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                            Additions
                                                Balance at  Charged to  Deductions   Balance
                                                Beginning   Costs and      from       at End
                                                 of Period   Expenses    Allowances   of Period

Year ended June 30, 2000:
 Allowance for doubtful accounts receivable     $ 40,000   $    30,000    $  25,253  $   44,747
 Provision for impairment of intangible assets  $      0   $ 4,016,080    $       0  $4,016,080

Year ended June 30, 1999:
 Allowance for doubtful accounts receivable     $      0    $   40,000     $      0  $   40,000
 Provision for impairment of long lived assets  $      0    $        0     $      0  $        0

Period from February 13, 1998 (inception) to
June 30, 1998:
 Allowance for doubtful accounts receivable     $      0       $     0      $       0    $     0
 Provision for impairment of long lived assets  $      0       $     0      $       0    $     0