Form 10-Q
period 2000-09-30
NETWOLVES CORP
filed 2000-11-20
CIK 1084103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                        Commission file number 000-25831

                             NetWolves Corporation
             (Exact name of registrant as specified in its charter)

              New York                                11-2208052
  (State  or other  jurisdiction  of       (I.R.S.  Employer  incorporation  or
           organization)                          Identification No.)


                 200 Broadhollow Road, Melville, New York 11747
                    (Address of principal executive offices)

                                 (631) 393-5016
              (Registrant's telephone number, including area code)

                                      None

              (Former name,former address and former fiscal year,
                         if changed since last report)

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes    [X]        No   [  ]


Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

                                        NUMBER OF SHARES OUTSTANDING ON
        TITLE OF CLASS                          October 27, 2000
        --------------                  --------------------------------

Common Stock, $.0033 par value                   8,742,613
                                                 ---------

                     NETWOLVES CORPORATION AND SUBSIDIARIES
                         FORM 10-Q - SEPTEMBER 30, 2000

                                     INDEX




PART I - FINANCIAL INFORMATION


   ITEM 1 - FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS
     September 30, 2000 (unaudited) and June 30, 2000                         1

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
    COMPREHENSIVE INCOME (LOSS)
     For the three months ended September 30, 2000 (unaudited)
     and September 30, 1999 (unaudited)                                       2

   CONDENSED  CONSOLIDATED  STATEMENTS  OF CASH FLOWS
     For the three  months ended September 30, 2000 (unaudited)
     and September 30, 1999 (unaudited)                                       3

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                   4 - 8

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                          9 - 13

   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK        13


PART II - OTHER INFORMATION

   ITEM 1 - LEGAL PROCEEDINGS                                                14

   ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                        14

   ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                  14

   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              14

   ITEM 5 - OTHER INFORMATION                                                14

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                 14

SIGNATURES                                                                   15

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                        September 30,        June 30,
                                                           2000               2000
                                                       -------------        --------
                                                       (Unaudited)
ASSETS

Current assets
  Cash and cash equivalents                            $ 15,267,845       $ 20,204,309
  Marketable securities, available for sale,
    at market value                                          98,000             99,500
  Accounts receivable, net                                  359,460            248,861
  Inventories                                               729,781            633,453
  Prepaid expenses and other current assets                 278,005            284,614
                                                       ------------       ------------
     Total current assets                                16,733,091         21,470,737

Property and equipment, net                                 752,465            590,906
Software, net                                             2,952,222          3,427,688
Intangible assets, net                                         -                  -
Other assets                                                 86,222             53,799
                                                       ------------       ------------
                                                       $ 20,524,000       $ 25,543,130
                                                       ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                $    670,919       $  1,792,030
  Deferred revenue                                           26,201             11,173
  Settlement obligation                                   1,150,000               -
  Current maturities of long-term debt                       49,779            208,435
                                                       ------------       ------------
     Total current liabilities                            1,896,899          2,011,638

Long term debt, net of current maturities                   325,142            418,102
                                                       ------------       ------------
     Total liabilities                                    2,222,041          2,429,740
                                                       ------------       ------------
Minority interest                                           297,617            305,761

Commitment and contingencies

Shareholders' equity

  Common stock, $.0033 par value, shares authorized;
    50,000,000 on September 30, 2000 and 10,000,000
    on June 30, 2000; issued and outstanding;
    8,742,613 on September 30, 2000
    and 8,592,613 on June 30, 2000                           28,851             28,356
  Additional paid-in capital                             56,076,702         56,076,197
  Unamortized value of equity warrants                   (1,702,518)        (1,851,893)
  Accumulated deficit                                   (36,301,538)       (31,349,376)
  Accumulated other comprehensive loss                      (97,155)           (95,655)
                                                       ------------       ------------
    Total shareholders' equity                           18,004,342         22,807,629
                                                       ------------       ------------
                                                       $ 20,524,000       $ 25,543,130
                                                       ============       ============

            See notes to condensed consolidated financial statements

                             NETWOLVES CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
                                  (Unaudited)


                                                       For the three months ended
                                                              September 30,
                                                       --------------------------
                                                          2000           1999
                                                          ----           ----
Revenue
  Products                                          $    44,736     $    13,200
  Services                                              421,048         124,751
                                                    -----------     -----------
                                                        465,784         137,951
                                                    -----------     -----------
Cost of revenue
  Products                                               12,315           8,844
  Services                                              302,030          87,325
                                                    -----------     -----------
                                                        314,345          96,169
                                                    -----------     -----------
Gross profit                                            151,439          41,782
                                                    -----------     -----------

Operating expenses
  General and administrative                          2,941,532       2,868,808
  Engineering and development                           468,313         184,718
  Sales and marketing                                 1,966,476         606,007
                                                    -----------     -----------
                                                      5,376,321       3,659,533
                                                    -----------     -----------
Loss before other income (expense)                   (5,224,882)     (3,617,751)

Other income (expense)
  Investment income                                    271,800           45,730
  Minority interest                                      8,144            7,428
  Interest expense                                      (7,224)         (10,491)
                                                    -----------     -----------
Net loss                                            (4,952,162)      (3,575,084)

Other comprehensive income (loss):
  Marketable securities valuation adjustment            (1,500)          78,500
                                                   -----------      -----------

Comprehensive income (loss)                        $(4,953,662)     $(3,496,584)
                                                   ===========      ===========

Basic and diluted net loss per share               $      (.57)     $      (.59)
                                                   ===========      ===========

Weighted average common
  shares outstanding                                 8,667,613        6,068,218
                                                   ===========      ===========

           See notes to condensed consolidated finiancial statements

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                       For the three months ended
                                                              September 30,
                                                       --------------------------
                                                          2000           1999
                                                          ----           ----
Cash flows from operating activities
   Net loss                                          $ (4,952,162)  $ (3,575,084)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation                                        42,635         14,709
       Amortization                                       534,836        502,010
       Noncash charge to operations with respect to
         stock and warrants issued for services and
         amortization of previously issued warrants       855,375      1,553,583
       Minority interest                                   (8,144)       (12,428)
       Settlement obligation                              445,000           -
   Changes in operating assets and liabilities
       Accounts receivable                               (110,599)       (10,522)
       Inventories                                        (96,328)        53,564
       Prepaid expenses and other current assets            6,609        (73,661)
       Deferred revenue                                    15,028           -
       Accounts payable and accrued expenses           (1,121,111)        77,651
                                                     ------------   ------------
         Net cash used in operating activities         (4,388,861)    (1,470,178)
                                                     ------------   ------------

Cash flows from investing activities
   Capitalized software costs                             (59,370)          -
   Issuance of note receivable                               -           (50,000)
   Purchases of property and equipment                   (204,194)       (68,578)
   Payments of security deposits                          (32,423)        (3,400)
                                                     ------------   ------------
         Net cash used in investing activities           (295,987)      (121,978)
                                                     ------------   ------------
Cash flows from financing activities
   Repayment of advances from TSG officer                    -          (107,145)
   Repayment of long term debt                           (251,616)       (10,411)
   Cash proceeds from private sale of common stock           -         1,500,000
                                                     ------------   ------------
        Net cash (used in) provided by financing
          activities                                     (251,616)     1,382,444
                                                     ------------   ------------
Net decrease in cash and cash equivalents              (4,936,464)      (209,712)
Cash and cash equivalents, beginning of period         20,204,309      5,585,981
                                                     ------------   ------------
Cash and cash equivalents, end of period             $ 15,267,845   $  5,376,269
                                                     ============   ============
Taxes paid                                           $    (25,000)  $       -
                                                     ============   ============

Supplemental disclosures of non cash activity

Subsequent to the balance sheet date, the Company paid $1,150,000 in connection with a litigation settlement. Of this settlement, $445,000 has been charged to operations and $705,000 has been ascribed as a financing activity for the purchase of outstanding warrants. This obligation has been accrued as of September 30, 2000.

            See notes to condensed consolidated financial statements

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


1    Interim financial information

     The summary financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying condensed consolidated financial statements, footnotes and discussions of NetWolves Corporation ("NetWolves" or the "Company") should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the years ended June 30, 2000 and 1999 and the period from February 13, 1998 (inception) to June 30, 1998. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

2    The Company

     The condensed consolidated financial statements include the accounts of NetWolves Corporation and its three subsidiaries, NetWolves Technologies Corporation, ComputerCOP Corporation and its majority owned TSG Global Education Web, Inc. ("TSG") (collectively "NetWolves" or the "Company").

     NetWolves, LLC was an Ohio limited liability company formed on February 13, 1998, which was merged into Watchdog Patrols, Inc. ("Watchdog") on June 17, 1998. Watchdog, the legal surviving entity of the merger was incorporated under the laws of the State of New York on January 5, 1970. As a result of the merger and subsequent sale of Watchdog's business, Watchdog changed its name to NetWolves.

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

     TSG currently provides consulting, educational and training services primarily to the oil and gas and automotive industries throughout the United States. ComputerCOP Corporation sells software designed to provide non computer literate owners the ability to identify threats as well as objectionable material that may be viewed by users of the computer on the Internet.

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

     Principles of consolidation

     The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in 3 Significant accounting policies (continued) Principles of consolidation (continued) consolidation. The

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


     separate ownership of one of the Company's subsidiaries is reflected in the Company's condensed consolidated financial statements as minority interest. The minority interest includes common stock representing 1.7% of the outstanding shares of TSG and preferred stock, until January 24, 2000, at which time the preferred stockholder elected to convert the preferred stock into shares of NetWolves common stock.

     Inventories

     Inventories consist of raw materials and finished goods. Inventories are valued at the lower of cost or net realizable value using the first-in, first-out method.

     Reclassifications

     Certain reclassifications have been made to the condensed consolidated financial statements shown for the prior periods in order to have them conform to the current period's classifications.

4       Balance sheet components


                                                        September 30,        June 30,
                                                            2000               2000
                                                        -------------     -------------
Property and equipment, net
  Machinery and equipment                               $    695,411      $    510,849
  Furniture and fixtures                                     163,903           145,839
  Leasehold improvements                                      45,846            44,278
                                                        ------------      ------------
                                                             905,160           700,966
  Less: accumulated depreciation and amortization           (152,695)         (110,060)
                                                        ------------      ------------
  Property and equipment, net                           $    752,465      $    590,906
                                                        ============      ============
Software, net
  ComputerCOP technology                                $  4,217,520      $  4,217,520
  Other capitalized software costs                           230,283           170,913
                                                        ------------      ------------
                                                           4,447,803         4,388,433
Less: accumulated amortization                            (1,495,581)         (960,745)
                                                        ------------      ------------
Software, net                                           $  2,952,222      $  3,427,688
                                                        ============      ============
Accounts payable and accrued expenses
  Trade accounts payable                                $    321,118      $  1,083,526
  Finders fee payable                                           -              300,000
  Other accrued operating expenses                           183,749           153,794
  Accrued advertising                                         59,089           106,172
  Compensated absences                                       101,252            95,793
  Commissions payable                                            806            32,410
  Payroll/sales taxes payable                                  4,905            20,335
                                                        ------------      ------------
                                                        $    670,919      $  1,792,030
                                                        ============      ============

                    NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999



5    Segment information

     The Company reports segments in accordance with Financial Accounting Standards Board Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information". The Company and its subsidiaries operate in three separate business segments, the Technology segment, the Training and Consulting segment and the Computer Software segment. These operating segments are representative of the Company's management approach to its evaluation of its operations. The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies. The Technology segment, which operates principally domestically, is primarily engaged in the design, development, marketing and support of information delivery hardware products and software. The Training and Consulting segment, which operates domestically, provides consulting, educational and training services primarily to the oil and gas and automotive industries throughout the United States. The Software segment, which operates principally domestically, is primarily engaged in the design, development, marketing and support of software products which are designed to provide non computer literate owners the ability to identify threats as well as objectionable material which may be viewed by users of the computer on the Internet.


                                                        Three months ended
                                                          September 30,
                                                      ----------------------

                                                       2000            1999
                                                       ----            ----
     Revenue
        Technology                                  $    32,483    $    13,200
        Training and consulting                         421,048        124,751
        Software                                         12,253           -
                                                    -----------    -----------
          Total                                     $   465,784    $   137,951
                                                    ===========    ===========
     Operating loss
        Technology                                  $(3,877,353)   $(2,692,352)
        Training and consulting                        (493,631)      (925,399)
        Software                                       (853,898)          -
                                                    -----------    -----------
          Total                                     $(5,224,882)   $(3,617,751)
                                                    ===========    ===========


                                                     September, 30    June 30,
                                                        2000           2000
                                                    -------------  ------------
Identifiable assets
  Technology                                        $16,431,123    $21,231,907
  Training and consulting                               781,297        708,678
  Computer software                                   3,311,580      3,602,545
                                                    -----------    -----------
          Total                                     $20,524,000    $25,543,130
                                                    ===========    ===========

     The Company had two customers, both included in the Training and Consulting segment, which accounted for 60% and 11% of consolidated revenue for the three months ended September 30, 2000 and 57% and 24% for the three months ended September 30, 1999, respectively. Additionally, the Company had two customers that accounted for 48% and 11% of consolidated accounts receivable at September 30, 2000 and one customer that accounted for 40% of consolidated accounts receivable at June 30, 2000.

                    NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


6    Commitments and contingencies

     Anicom, Inc.

     On April 19, 2000, Anicom, Inc. had commenced an action against the Company in the U.S. District Court for the Northern District of Illinois. The action was based upon NetWolves' alleged failure to deliver approximately 74,842 shares of its common stock to Anicom, upon exercise by Anicom of the Company's warrants. The action sought specific performance as well as any damages that may have resulted from a diminution in value of NetWolves common stock.

     On November 16, 2000, and in connection with the litigation, the Company and Anicom reached a settlement (the "Settlement Agreement"). Under the Settlement Agreement the allegations for the breach of the warrant agreement by the Company and unasserted claims for the breach of the distribution agreement by Anicom and the Company were settled. The Company paid $1,150,000 to Anicom pursuant to the Settlement Agreement, which included $950,000 for the repurchase of all unvested warrants.

     As of September 30, 2000, the Company has reduced additional paid in capital in the amount of $705,000, representing the fair value of the warrants, calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield of none, expected volatility of 65%, risk free interest rate of 5.85% and an expected term of 3.17 years - the remaining life to the maturity date. The remaining portion of the settlement, in the amount of $445,000, has been charged to operations.

     Employment agreements

     In August 2000 the Company entered in to employment agreements with four employees. One of the agreements is for a period of three years and grants the employee warrants to purchase 250,000 shares of common stock of the
     Company at a purchase price of $5.25 per share, subject to a vesting schedule as specified in such agreement. Another agreement is for a thirty-month period and provides for a monthly salary of $12,000, plus reimbursement of certain expenses of $3,000 per month. In addition, the agreement also grants the employee warrants to purchase 350,000 shares of common stock of the Company at a purchase price of $5.00 per share, subject to a vesting schedule as specified in such agreement. In July 2000 and before commencement of employment, this individual received $250,000 in consulting fees relating to the Company's agreement with General Electric Company. Another agreement is for a period of three years and grants the employee/stockholder, who is affiliated with a law firm who provided legal services to the Company, warrants to purchase 275,000 shares of common stock of the Company at a purchase price of $5.125 per share, subject to a vesting schedule as specified in such agreement; and the last agreement is for a period of three years and provides for a monthly salary of $5,000, and the agreement also grants the employee warrants to purchase 200,000 shares of common stock of the Company at a purchase price of $5.25 per share, subject to a vesting schedule as specified in such agreement.

                    NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                 THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999



6    Commitments and contingencies (continued)

     Lease agreement

     In September 2000, the Company entered into a five-year lease agreement in Tampa, Florida covering approximately 20,000 sq. ft. of space with annual lease payments approximating $390,000, to which it intends to relocate its corporate headquarters and research and development facilities in Tampa in or about December 2000. The Company believes that combining its Tampa operations into one facility will increase efficiency of operations. The Company intends to sublease its other facilities in Tampa, Florida.

7    Related party transaction

     On August 16, 2000, 150,000 shares were issued to a consulting firm who is also a shareholder of the Company for services rendered during the three months ending September 30, 2000, which resulted in a charge to operations of $807,000. Management determined the fair value of the common stock based on its quoted market price at the time of the issuance.

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

          Overview

          NetWolves Corporation ("NetWolves" or the "Company") designs, develops, manufactures and sells Internet infrastructure security products designed to provide secure, manageable Internet access. The Company was founded to introduce a new innovative Internet security and access device called the "FoxBox?". NetWolves' state-of-the-art enabling technology for the Internet connects people and computer networks securely to the Internet. NetWolves designs Internet solutions that provide the services that companies desire without confusion, complication, limitation and the exorbitant cost associated with traditional offerings.

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

          NetWolves differentiates itself from its competitors through its proprietary patent pending technology, which provides a centralized, remote network monitoring, managing and security software ("Mother"). Mother allows the secure, remote management and monitoring of multiple all-in-one gateway servers located worldwide. This monitoring can be performed in real-time, and from one or numerous central sites. This advanced new technology also allows a network administrator to create a configuration template with all the configuration information and changes required for all-in-one units. This template can be applied to each unit, all via a secure configuration mechanism from the central monitoring location, without compromising network security. It is this Mother system which forms the basis of the Company's recent agreement with the General Electric Company.

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

          In February 2000, and in exchange for 1,775,000 restricted shares of the Company's common stock, NetWolves acquired ComputerCOP Corporation, whose assets included ComputerCOP technology, inventory and $20.5 million in cash intended to fund future growth. The shares issued by the Company in connection with the acquisition are subject to a Voting Trust Agreement, wherein the Company's chief executive officer has been granted the right to vote all Trust Shares for two years, subject to earlier termination on the sale of the shares based on certain parameters.

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

          The Company has a limited operating history in which to base an evaluation of the business and prospects. The Company's prospects must be considered in light of the risks frequently encountered by companies in their early stages, particularly for companies in the rapidly evolving technology industry. Certain risks for the Company include, but are not limited to an unproven business model, capital requirements and growth management. To counter this risk, the Company must, among other things, increase its customer base, continue to develop its distribution network and product offerings, successfully execute its business and marketing plan, and expand the operating infrastructure. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company's financial condition and results of operations. Since inception, the Company has incurred significant losses and as of September 30, 2000 had an accumulated deficit of approximately $36.3 million. The Company believes that its success depends in large part on its ability to create market awareness and acceptance for the FoxBox, raise additional operating capital to grow operations, build technology and non-technology infrastructures, expand the sales force and distribution network, and continue new product R&D.

          Results of Operations


          The Company currently operates in three business segments, the Technology segment, the Training and Consulting segment and the Computer software segment.

          Three months ended September 30, 2000 and 1999

              Revenue

          Revenue increased to $465,784 for the three months September 30, 2000 as compared to $137,951 for the same period in the prior year. The increase in revenue was primarily the result of an increase in revenue from the Company's training and consulting segment. The increase in consulting revenue is primarily attributable to the Company entering into an agreement to provide management and consulting services to certain franchisees of BP Amoco which commenced in December 1999. While the Company expects to generate revenue from its management and consulting services in the future, it expects to significantly increase its revenue derived from the sale of its core product, the FoxBox. Through September 30, 2000 the Company has not generated any significant revenue from its ComputerCOP technology.

              Cost of revenue and gross profit

          Cost of revenue for sale of the Company's FoxBox includes manufacturing costs, which we have outsourced, packaging and shipping costs and warranty expenses. Cost of revenue in connection with management and consulting services include direct expenses of employees and consultants utilized in the generation of management and consulting revenue. Cost of revenue increased to $314,345 for the three months ended September 30, 2000 as compared to $96,169 for the same period in the prior year.

          Overall gross profit increased to 32.5% for the three months September 30, 2000 as compared to 30.2% for the same period in the prior year. This was primarily attributable to revenue from the training and consulting segment.

              Engineering and development

          Engineering and development expenses, which are expensed as incurred, consist primarily of salaries and related expenses for personnel utilized in designing, maintaining and enhancing our products as well as material costs for test units and prototypes. Costs associated with the development of software products are generally capitalized once technological feasibility is reached. Engineering and development expenses increased to $468,313 for the three months September 30, 2000 as compared to $184,718 for the same period in the prior year. In addition, the company capitalized approximately $59,000 in software development costs for the three months September 30, 2000. The increase in engineering and development costs was primarily the result of the employment of additional engineering and development personnel. We expect to incur significant engineering and development costs in the future as we continue to maintain our existing product line as well as develop new products and features, as evidenced by the development of Mother.

              Sales and marketing

          Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as costs associated with trade shows, promotional activities, advertising and public relations. Sales and marketing expenses increased to $1,966,476 for the three months September 30, 2000 as compared to $606,007 for the same period in the prior year. The increase in sales and marketing expenses was primarily the result of the employment of additional sales personnel, common stock issuances and cash payments to sales and marketing consultants, and an increase in marketing efforts to effectuate brand awareness designed for future growth. Included in sales and marketing expenses for the three months ended September 30, 2000 is $706,000 of non-cash compensation for services in the form of the Company's common stock, options and warrants as compared to none in the prior period. The Company intends to continue to aggressively promote its current and future products and, therefore, expects sales and marketing costs to increase in absolute dollars in the future.

              General and administrative

          General and administrative expenses consist primarily of salaries and related expenses for executive, finance, facilities and human resources personnel, recruiting expenses and professional fees. General and administrative expenses increased to $2,941,532 for the three months ended September 30, 2000 as compared to $2,868,808 for the same period in the prior year. The increase was primarily the result of the addition of the Company's computer software segment, a settlement with Anicom, Inc., as well as the employment of additional administrative personnel and payment of professional fees for services rendered, partially offset by no executive and consulting compensation in the form of the Company's common stock, options and warrants (excluding the amortization of previously issued warrants) during for the three months September 30, 2000. On November 16, 2000, the Company and Anicom, Inc. reached a settlement (the "Settlement Agreement"). Under the Settlement Agreement the allegations for the breach of the warrant agreement by the Company and unasserted claims for the breach of the distribution agreement by Anicom and the Company were settled. The Settlement Agreement resulted in a charge to operations of $445,000 for the three months ended September 30, 2000. The Company expects general and administrative costs to increase in absolute dollars in the future.

              Other income (expenses)

          Other income (expenses) consists primarily of portfolio income and increased to $272,720 for the three months September 30, 2000 as compared to $42,667 for the same period in the prior year. The increase was primarily due to an increase in interest income the three months September 30, 2000 due to the increase average cash balance from the ComputerCOP Corporation transaction.

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

          From  September  29, 1999  through  November 4, 1999,  an aggregate of
          287,500 shares of the Company's common stock were issued to 17 accredited investors at a price of $15 per share for an aggregate sum of approximately $4.2 million. In February 2000, NetWolves acquired ComputerCOP Corporation, whose assets included ComputerCOP technology, inventory and $20.5 million in cash.

          NetWolves had cash and cash equivalents of $15.2 million and $20.2 million at September 30, 2000 and June 30, 2000, respectively. Management believes that the Company has adequate capital resources to meet its working capital needs for at least the next twelve months based upon its current operating level. To the extent necessary, the Company intends to raise additional monies from the sale of its capital stock to fund its growth over the next 24 to 36 months, however, there can be no assurance that the Company will have sufficient capital to finance its planned growth.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          On April 19, 2000, Anicom, Inc. had commenced an action against the Company in the U.S. District Court for the Northern District of Illinois. The action was based upon NetWolves' alleged failure to deliver approximately 74,842 shares of its common stock to Anicom, upon exercise by Anicom of the Company's warrants. The action sought specific performance as well as any damages that may have resulted from a diminution in value of NetWolves common stock.

          On November 16, 2000, and in connection with the litigation, the Company and Anicom reached a settlement (the "Settlement Agreement"). Under the Settlement Agreement the allegations for the breach of the warrant agreement by the Company and unasserted claims for the breach of the distribution agreement by Anicom and the Company were settled. The Company paid $1,150,000 to Anicom pursuant to the Settlement Agreement, which included $950,000 for the repurchase of all unvested warrants.

          As of September 30, 2000, the Company has reduced additional paid in capital in the amount of $705,000, representing the fair value of the warrants, calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield of none, expected volatility of 65%, risk free interest rate of 5.85% and an expected term of 3.17 years - the remaining life to the maturity date. The remaining portion of the settlement, in the amount of $445,000, has been charged to operations.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


ITEM 5.  OTHER INFORMATION

         Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: Exhibit 27 - Financial Data Schedule (for electronic submission only).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BY:     NETWOLVES CORPORATION
                                   /s/     Walter M. Groteke
                                           Walter M. Groteke
                                           Chairman of the Board and President


                                   /s/     Peter C. Castle
                                           Peter C. Castle
                                           Secretary and Treasurer
                                           Principal Financial Officer and
                                           Principal Accounting Officer


Date: November 17, 2000