Form 10-Q
period 2000-12-31
NETWOLVES CORP
filed 2001-02-14
CIK 1084103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                        Commission file number 000-25831

                             NetWolves Corporation
             (Exact name of registrant as specified in its charter)

                New York                              11-2208052
    (State  or other  jurisdiction  of     (I.R.S. Employer  incorporation  or
           organization)                         Identification No.)


             One Corporate Drive, Suite 103, Bohemia, New York 11716
                    (Address of principal executive offices)

                                 (631) 589-6299
              (Registrant's telephone number, including area code)

                 200 Broadhollow Road, Melville, New York 11747
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes    [X]        No  [  ]


Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

                                             NUMBER OF SHARES OUTSTANDING ON
        TITLE OF CLASS                              January 15, 2001
        --------------                       --------------------------------

Common Stock, $.0033 par value                          8,742,613

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                         FORM 10-Q - DECEMBER 31, 2000


                                     INDEX


PART I - FINANCIAL INFORMATION


  ITEM 1 - FINANCIAL STATEMENTS

  CONDENSED CONSOLIDATED BALANCE SHEETS
    December 31, 2000 (unaudited) and June 30, 2000                       1

  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
   COMPREHENSIVE LOSS
    For the three and six months ended December 31, 2000 (unaudited)
    and December 31, 1999 (unaudited)                                     2

  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the six months ended December 31, 2000 (unaudited)
    and December 31, 1999 (unaudited)                                     3

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                 4 - 8

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                        9 - 13

  ITEM 3 -QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK       14


PART II - OTHER INFORMATION

  ITEM 1 - LEGAL PROCEEDINGS                                         15 - 16

  ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                      16

  ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                16

  ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            16

  ITEM 5 - OTHER INFORMATION                                              16

  ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                               16

SIGNATURES                                                                17

                             NETWOLVES CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                        December 31,        June 30,
                                                           2000              2000
                                                       ------------       ---------
                                                        (Unaudited)

ASSETS
Current assets
   Cash and cash equivalents                           $ 10,626,323       $ 20,204,309
   Marketable securities, available for sale,
        at market value                                      78,000             99,500
   Accounts receivable, net                                 620,469            248,861
   Inventories                                              672,663            633,453
   Prepaid expenses and other current assets                524,219            284,614
                                                       ------------       ------------
     Total current assets                                12,521,674         21,470,737

Property and equipment, net                                 837,597            590,906

Software, net                                               424,047          3,427,688

Intangible assets, net                                         -                  -

Other assets                                                 86,392             53,799
                                                       ------------       ------------
                                                       $ 13,869,710       $ 25,543,130
                                                       ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued expenses               $    997,691       $  1,792,030
   Deferred revenue                                         121,058             11,173
   Current maturities of long-term debt                      51,160            208,435
                                                       ------------       ------------
     Total current liabilities                            1,169,909          2,011,638

Long term debt, net of current maturities                   311,822            418,102
                                                       ------------       ------------
     Total liabilities                                    1,481,731          2,429,740
                                                       ------------       ------------
Minority interest                                           289,677            305,761

Commitment and contingencies

Shareholders' equity
   Common stock, $.0033 par value, shares authorized;
       50,000,000 on December 31, 2000 and 10,000,000
       on June 30, 2000; issued and outstanding;
       8,742,613 on December 31, 2000
       and 8,592,613 on June 30, 2000                        28,851             28,356
   Additional paid-in capital                            56,383,702         56,076,197
   Unamortized value of equity warrants                  (1,548,343)        (1,851,893)
   Accumulated deficit                                  (42,648,753)       (31,349,376)
   Accumulated other comprehensive loss                    (117,155)           (95,655)
                                                       ------------       ------------
     Total shareholders' equity                          12,098,302         22,807,629
                                                       ------------       ------------
                                                       $ 13,869,710       $ 25,543,130
                                                       ============       ============

            See notes to condensed consolidated financial statements

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                  (Unaudited)


                                         For the three months ended         For the six months ended
                                               December 31,                       December 31,
                                         ---------------------------        -------------------------
                                            2000             1999              2000           1999
                                            ----             ----              ----           ----
Revenue
  Products                              $   238,781      $    25,929        $   283,517     $    39,129
  Services                                  319,266          308,269            740,314         433,020
                                        -----------      -----------        -----------     -----------
                                            558,047          334,198          1,023,831         472,149
                                        -----------      -----------        -----------     -----------
Cost of revenue
  Products                                   90,687           10,302            103,002          19,146
  Services                                  241,773          102,393            543,803         189,718
                                        -----------      -----------        -----------     -----------
                                            332,460          112,695            646,805         208,864
                                        -----------      -----------        -----------     -----------
Gross profit                                225,587          221,503            377,026         263,285
                                        -----------      -----------        -----------     -----------
Operating expenses
  General and administrative              3,390,565        5,305,343          6,332,097       8,095,759
  Engineering and development               411,795          331,598            880,108         594,708
  Sales and marketing                       970,783          169,360          2,937,259         775,367
  Impairment charges                      2,000,000             -             2,000,000            -
                                        -----------      -----------        -----------     -----------
                                          6,773,143        5,806,301         12,149,464       9,465,834
                                        -----------      -----------        -----------     -----------

Loss before other income (expense)       (6,547,556)      (5,584,798)       (11,772,438)     (9,202,549)

Other income (expense)
  Investment income                         199,699           55,841            471,499         101,571
  Minority interest                           7,940           15,791             16,084          23,219
  Interest expense                           (7,298)          (8,139)           (14,522)        (18,630)
                                        -----------      -----------        -----------     -----------
Net loss                                 (6,347,215)      (5,521,305)       (11,299,377)     (9,096,389)

Other comprehensive loss
  Marketable securities valuation
    adjustment                              (20,000)        (378,000)           (21,500)       (456,500)
                                        -----------      -----------        -----------     -----------
Comprehensive loss                      $(6,367,215)     $(5,899,305)      $(11,320,877)    $(9,552,889)
                                        ===========      ===========        ===========     ===========

Basic and diluted net loss per share    $      (.73)     $      (.88)      $      (1.30)    $     (1.47)
                                        ===========      ===========        ===========     ===========

Weighted average common
  shares outstanding                      8,742,613        6,303,801          8,705,113       6,183,835
                                        ===========      ===========        ===========     ===========

            See notes to condensed consolidated financial statements

                             NETWOLVES CORPORATION

                CONDENSED CONSOLDIATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                For the six months ended
                                                                      December 31,
                                                               ------------------------
                                                                 2000            1999
                                                                 ----            ----
Cash flows from operating activities
  Net loss                                                   $(11,299,377)   $ (9,096,389)
  Adjustments to reconcile net loss to net cash used in
    operating activities
     Depreciation                                                  90,581          34,378
     Amortization                                               1,071,985       1,004,020
     Noncash charge to operations with respect to
       stock and warrants issued for services and
       amortization of previously issued warrants               1,316,550       4,880,629
     Provision for impairment                                   2,000,000            -
     Recovery of bad debt                                         (24,747)           -
     Minority interest                                            (16,084)        (33,219)
  Changes in operating assets and liabilities
     Accounts receivable                                         (346,861)       (142,439)
     Inventories                                                 (102,720)       (155,524)
     Prepaid expenses and other current assets                   (239,605)         30,668
     Deferred revenue                                             109,885            -
     Deferred compensation                                           -            (50,000)
     Accounts payable and accrued expenses                       (794,339)        140,707
                                                              -----------     -----------
       Net cash used in operating activities                   (8,234,732)     (3,387,169)
                                                              -----------     -----------
Cash flows from investing activities
    Capitalized software costs                                    (68,344)          -
    Issuance of note receivable                                      -            (50,000)
    Purchases of property and equipment                          (273,762)       (224,489)
    Payments of security deposits                                 (32,593)         (6,123)
                                                              -----------     -----------
      Net cash used in investing activities                      (374,699)       (280,612)
                                                              -----------     -----------
Cash flows from financing activities
    Repayment of advances from TSG officer                           -           (144,348)
    Repurchase of warrants                                       (705,000)           -
    Repayment of long term debt                                  (263,555)        (21,111)
    Cash proceeds from private sale of common stock                  -          3,981,675
                                                              -----------     -----------
     Net cash (used in) provided by financing activities         (968,555)      3,816,216
                                                              -----------     -----------
     Net (decrease) increase in cash and cash equivalents      (9,577,986)        148,435

Cash and cash equivalents, beginning of period                 20,204,309       5,585,981
                                                              -----------     -----------
Cash and cash equivalents, end of period                      $10,626,323       5,734,416
                                                              ===========     ===========
Taxes paid                                                    $    25,000     $      -
                                                              ===========     ===========

           See notes to condensed consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                  SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999




1    Interim financial information

     The summary financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying condensed consolidated financial statements, footnotes and discussions of NetWolves Corporation ("NetWolves" or the "Company") should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the years ended June 30, 2000 and 1999 and the period from February 13, 1998 (inception) to June 30, 1998. The results of operations for the six months ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year.

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

     NetWolves is an Internet systems developer that has designed and developed a multi-functional product that is a secure, integrated, modular Internet gateway. The primary product, the FoxBox, supports secure access to the Internet for multiple users through a single connection and, among other things, provides electronic mail, firewall security and web site hosting and also contains a network file server. Since inception, the Company has been developing its business plan and building its infrastructure in order to effectively market its products.

     TSG provides consulting, educational and training services primarily to the oil and gas and automotive industries throughout the United States. ComputerCOP Corporation sells software designed to provide non computer literate owners the ability to identify threats as well as objectionable material that may be viewed by users of the computer on the Internet.

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

     Principles of consolidation

     The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                  SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999



3    Significant accounting policies (continued)
     Principles of consolidation (continued)

     consolidation. The separate ownership of one of the Company's subsidiaries is reflected in the Company's condensed consolidated financial statements as minority interest. The minority interest includes common stock representing 1.7% of the outstanding shares of TSG and preferred stock, until January 24, 2000, at which time the preferred stockholder elected to convert the preferred stock into shares of NetWolves common stock.

     Inventories

     Inventories consist of raw materials and finished goods valued at $300,130 and $372,533, respectively, at December 31, 2000. Inventories are valued at the lower of cost or net realizable value using the first-in, first-out method.

     Reclassifications

     Certain reclassifications have been made to the condensed consolidated financial statements shown for the prior periods in order to have them conform to the current period's classifications.

4    Balance sheet components

                                                     December 31,        June 30,
                                                        2000               2000
                                                     ------------      ------------
Property and equipment, net
  Machinery and equipment                            $   827,530       $   510,849
  Furniture and fixtures                                 164,862           145,839
  Leasehold improvements                                  45,846            44,278
                                                     -----------       -----------
                                                       1,038,238           700,966
  Less: accumulated depreciation and amortization       (200,641)         (110,060)
                                                     -----------       -----------
  Property and equipment, net                        $   837,597       $   590,906
                                                     ===========       ===========
Software, net
  ComputerCOP technology                             $ 2,217,520       $ 4,217,520
  Other capitalized software costs                       239,257           170,913
                                                     -----------       -----------
                                                       2,456,777         4,388,433
  Less: accumulated amortization                      (2,032,730)         (960,745)
                                                     -----------       -----------
  Software, net                                      $   424,047       $ 3,427,688
                                                     ===========       ===========
Accounts payable and accrued expenses
  Trade accounts payable                             $   756,556       $ 1,083,526
  Finders fee payable                                       -              300,000
  Other accrued operating expenses                        96,795           153,794
  Accrued advertising                                       -              106,172
  Compensated absences                                   128,552            95,793
  Commissions payable                                      1,555            32,410
  Payroll/sales taxes payable                             14,233            20,335
                                                     -----------       -----------
                                                     $   997,691       $ 1,792,030
                                                     ===========       ===========

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                  SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999



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

                                         For the three months ended         For the six months ended
                                               December 31,                       December 31,
                                         ---------------------------        -------------------------
                                            2000             1999              2000           1999
                                            ----             ----              ----           ----
Revenue
  Technology                            $   215,645      $    25,929       $    248,128     $    39,129
  Training and consulting                   319,266          308,269            740,314         433,020
  Computer software                          23,136             -                35,389            -
                                        -----------      -----------       ------------     -----------
                                        $   558,047      $   334,198       $  1,023,831     $   472,149
                                        ===========      ===========       ============     ===========
Operating loss

  Technology                            $(3,100,964)     $(4,507,041)      $ (6,978,317)    $(7,199,393)
  Training and consulting                  (475,741)      (1,077,757)          (969,372)     (2,003,156)
  Computer software                      (2,970,851)            -            (3,824,749)           -
                                        -----------      -----------       ------------     -----------
                                        $(6,547,556)     $(5,584,798)      $(11,772,438)    $(9,202,549)
                                        ===========      ===========       ============     ===========


                                                               December, 31             June 30,
                                                                    2000                   2000
                                                               ------------           ------------
        Identifiable assets
           Technology                                          $ 12,340,726           $ 21,231,907
           Training and consulting                                  708,597                708,678
           Computer software                                        820,387              3,602,545
                                                               ------------           ------------
              Total                                            $ 13,869,710           $ 25,543,130
                                                               ============           ============


     The Company had one customer included in the Training and Consulting segment, which accounted for 28% of consolidated revenue and one customer included in the Technology segment, which accounted for 18% of consolidated revenue for the six months ended December 31, 2000. The Company had two customers, both included in the Training and Consulting segment, which accounted for 40% and 28% of consolidated revenue for the six months ended December 31, 1999. Additionally, the Company had two customers that accounted for 44% and 29% of consolidated accounts receivable at December 31, 2000 and one customer that accounted for 40% of consolidated accounts receivable at June 30, 2000.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                  SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999




6    Commitments and contingencies

     Anicom, Inc.

     On April 19, 2000, Anicom, Inc. commenced an action against the Company in the U.S. District Court for the Northern District of Illinois. The action was based upon NetWolves' alleged failure to deliver approximately 74,842 shares of its common stock to Anicom, upon exercise by Anicom of the Company's warrants. The action sought specific performance as well as any damages that may have resulted from a diminution in value of NetWolves common stock. On November 16, 2000, and in connection with the litigation, the Company and Anicom reached a settlement (the "Settlement Agreement"). Under the Settlement Agreement the allegations for the breach of the warrant agreement by the Company and unasserted claims for the breach of the distribution agreement by Anicom and the Company were settled. The Company paid $1,150,000 to Anicom pursuant to the Settlement Agreement, which included the repurchase of all unvested warrants. As of September 30, 2000, the Company reduced additional paid in capital in the amount of $705,000, representing the fair value of the warrants, calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield of none, expected volatility of 65%, risk free interest rate of 5.85% and an expected term of 3.17 years - the remaining life to the maturity date. The remaining portion of the settlement, in the amount of $445,000, has been charged to operations and included in general and administrative expenses for the period end.

     Employment agreements

     In August 2000 the Company entered in to employment agreements with four employees. One of the agreements is for a period of three years and grants the employee warrants to purchase 250,000 shares of common stock of the Company at a purchase price of $5.25 per share, subject to a vesting schedule as specified in such agreement. Another agreement is for a thirty-month period and provides for a monthly salary of $12,000, plus reimbursement of certain expenses of $3,000 per month. In addition, the agreement also grants the employee warrants to purchase 350,000 shares of common stock of the Company at a purchase price of $5.00 per share, subject to a vesting schedule as specified in such agreement. In July 2000 and before commencement of employment, this individual received $250,000 in consulting fees relating to the Company's agreement with General Electric Company. Another agreement is for a period of three years and grants the employee/stockholder, who is affiliated with a law firm who provided legal services to the Company, warrants to purchase 275,000 shares of common stock of the Company at a purchase price of $5.125 per share, subject to a vesting schedule as specified in such agreement; and the last agreement is for a period of three years and provides for monthly compensation of $20,000, and the agreement also grants the employee warrants to purchase 200,000 shares of common stock of the Company at a purchase price of $5.25 per share, subject to a vesting schedule as specified in such agreement.

     The Company entered into an employment agreement effective October 2000 with its Chief Executive Officer. The agreement is for a term of five years at an annual salary of $275,000, subject to cost of living increments. The employment agreement further provides for certain payments following death or disability, for certain fringe benefits such as reimbursement for reasonable expenses and participation in medical plans, and for accelerated payments in the event of change of control of the Company.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                  SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999




6    Commitments and contingencies (continued)
     Lease agreement

     In September 2000, the Company entered into a five-year lease agreement in Tampa, Florida covering approximately 20,000 sq. ft. of space with annual lease payments approximating $390,000, to which it intends to relocate in or about February 2001. The Company believes that combining its Tampa operations into one facility will increase efficiency of operations and facilitate large scale deployment. The Company intends to sublease its other facilities in Tampa, Florida.


7    Related party transaction

     On August 16, 2000, 150,000 shares were issued to a consulting firm who is also a shareholder of the Company for services rendered during the three months ending September 30, 2000, which resulted in a charge to operations of $807,000. Management determined the fair value of the common stock based on its quoted market price at the time of the issuance. In December 2000, the Company reduced the exercise price of 300,000 warrants previously issued to this consulting firm to $5 per share and shortened the remaining term of the warrants to three years. The market price of the Company's common stock at the time of this reduction was $4.125 per share.

8    Impairment

     On December 31, 2000, the Company recorded a writedown of its ComputerCOP technology (computer software segment) in the amount of $2,000,000 reducing the carrying value of the asset to $202,395 at December 31, 2000. The asset was determined to be impaired because of the inability of the software technology to generate future operating income without substantial sales volume increases, which are uncertain. Fair value was based on discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

9    Commitments and contingencies

     On or about November 22, 2000 the Company commenced a lawsuit ("Action 1") in the United States District Court for the Southern District of New York against certain defendants who were officers and/or directors of TSG Global Education Network, Inc. ("TSG") (the "Sullivan Group Defendants") and against an Ohio Corporation, ProCare, Inc. ("ProCare"). In response to Action 1, on or about December 19, 2000, the Sullivan Group Defendants commenced a lawsuit ("Action 2") in the United States District Court for the Southern District of New York against the Company and other defendants. The Company claims that it was induced to enter into the merger agreement and consummate the merger transaction based upon fraudulent misrepresentations and the purposeful concealment of material information by the Sullivan Group Defendants. The Sullivan Group Defendants are contending, correspondingly, that it was the Company and certain of the current and former officers and directors who induced the Sullivan Group Defendants to enter into the merger agreement by making false or negligent misrepresentations regarding the Company's principal product. Service revenue from the TSG subsidiary will be substantially reduced as a result of the reduction in its operations and the continuing disputes between the parties.

     The Company believes that its claims against the Sullivan Group Defendants are meritorious based on the facts and circumstances. Further, the Company believes that the claims by the Sullivan Group Defendants lack merit and it intends to engage in a vigorous defense.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Forward-looking statements


     The Form 10-Q includes, without limitation, certain statements containing the words "believes" "anticipates", "estimates", and words of a similar nature, which constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-Q are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward- looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

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

     The Company's strategy is to establish the FoxBox as the standard for enterprise-wide network connectivity worldwide. To achieve its objectives worldwide, NetWolves has sought to form relationships with leading companies in their respective areas to deliver application-specific Internet solutions to organizations worldwide. In February 2000, and in exchange for 1,775,000 restricted shares of the Company's common stock, NetWolves acquired ComputerCOP Corporation, whose assets included ComputerCOP technology, inventory and $20.5 million in cash intended to fund future growth. The shares issued by the Company in connection with the acquisition are subject to a voting trust agreement, wherein the Company's chief executive officer has been granted the right to vote all Trust Shares for two years, subject to earlier termination on the sale of the shares based on certain parameters.

     On June 29, 2000, NetWolves and General Electric Company ("GE") entered into a six year agreement for the master purchase, license and support services of NetWolves' security, remote monitoring and configuration management system. GE, after extensive due diligence in looking for the all-in-one small office solution for network management, interconnectivity and security management, chose the FoxBox for deployment throughout their enterprise. In addition to agreeing to sell the FoxBox to GE, NetWolves receives (a) a one-time installation fee for each FoxBox unit installed and
     (b) a monthly service and maintenance fee for which GE pays NetWolves upon installation for the first twelve months. GE will be using the FoxBox for managed, secure interconnectivity of worldwide offices. The FoxBox will enable GE's offices to interact with each other, utilizing NetWolves advanced firewall security. NetWolves believes that this agreement further validates the Company's technology and innovations within the firewall and network security markets. Network security is one of the most formidable challenges facing Fortune 500 companies, and with its new "Mother System," NetWolves can offer the appropriate solutions. The Company commenced significant deliveries of products and services to its major customer totaling approximately $285,000 during the quarter ended December 31, 2000.

     The Company has a limited operating history in which to base an evaluation of the business and prospects. The Company's prospects must be considered in light of the risks frequently encountered by companies in their early stages, particularly for companies in the rapidly evolving technology industry. Certain risks for the Company include, but are not limited to an unproven business model, capital requirements and growth management. To counter this risk, the Company must, among other things, increase its customer base, continue to develop its product offerings and successfully execute its business and marketing plan which includes full implementation of the GE contract and securing contracts from other Fortune 500 companies based on its patent pending "Mother" technology. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company's financial condition and results of operations. Since inception, the Company has incurred significant losses and as of December 31, 2000 had an accumulated deficit of approximately $42 million. The Company believes that its success depends in large part on its ability to create market awareness and further acceptance for the FoxBox, raise additional operating capital to grow operations, continue to build technology and non-technology infrastructures and continue new product research and development.

     Results of Operations

     The Company has operated in three business segments, the technology segment, the training and consulting segment and the computer software segment.


     Three months ended December 31, 2000 and 1999

        Revenue

     Revenue increased to $558,047 for the three months December 31, 2000 as compared to $334,198 for the same period in the prior year. The increase in revenue was primarily the result of an increase in sales from the Company's technology segment through shipments to its major customer. The Company commenced significant deliveries of products and services to this customer totaling approximately $285,000 during the quarter ended December 31, 2000, of which, approximately $97,000 has been deferred under applicable revenue recognition rules. The Company intends to generate continuing revenue from the sale of FoxBoxes for the third fiscal quarter including continuing revenue from this customer, as the focus will be on the production and sale of its core technology. Service revenue from the TSG subsidiary will be substantially reduced as a result of the reduction in its operations and the continuing disputes between the parties (See "Item One - Legal Proceedings"). Further, the Company has not generated any significant revenue from its ComputerCOP software technology and recorded an impairment of capitalized software of $2 million for this subsidiary at December 31, 2000.

        Cost of revenue and gross profit

     Cost of revenue for sale of the Company's FoxBox includes manufacturing costs, which we have outsourced, packaging and shipping costs and warranty expenses. Cost of revenue in connection with management and consulting services include direct expenses of employees and consultants utilized in the generation of management and consulting revenue. Cost of revenue increased to $332,460 for the three months ended December 31, 2000 as compared to $112,695 for the same period in the prior year.

     Overall gross profit decreased to 40.4% for the three months December 31, 2000 as compared to 66.2% for the same period in the prior year. This was primarily attributable to decreasing margins in its revenue generated within the training and consulting segment partially offset by increasing margins from the Company's contract with its major customer within the technology segment.

        Engineering and development

     Engineering and development expenses, which are expensed as incurred, consist primarily of salaries and related expenses for personnel utilized in designing, maintaining and enhancing our products as well as material costs for test units and prototypes. Costs associated with the development of software products are generally capitalized once technological feasibility is reached. Engineering and development expenses increased to $411,795 for the three months December 31, 2000 as compared to $331,598 for the same period in the prior year. In addition, the company capitalized approximately $9,000 in software development costs for the three months December 31, 2000. The increase in engineering and development costs was primarily the result of the employment of additional engineering and development personnel. We expect to incur engineering and development costs in the future as we continue to maintain our existing product line as well as develop new products and features, as evidenced by the development of our "Mother" technology.

        Sales and marketing

     Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as costs associated with trade shows, promotional activities, advertising and public relations. Sales and marketing expenses increased to $970,783 for the three months December 31, 2000 as compared to $169,360 for the same period in the prior year. The increase in sales and marketing expenses was primarily the result of the employment of additional sales personnel, cash payments to sales and marketing consultants, and an increase in marketing efforts to effectuate brand awareness designed for future growth.

        General and administrative

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance, facilities and human resources personnel, recruiting expenses and professional fees. General and administrative expenses decreased to $3,390,565 for the three months ended

     December 31, 2000 as compared to $5,305,343 for the same period in the prior year. The decrease was primarily the result of limited executive and consulting compensation in the form of the Company's common stock, options and warrants (excluding the amortization of previously issued warrants) during for the three months December 31, 2000, partially offset by the addition of the Company's computer software segment, as well as the employment of additional administrative personnel and payment of professional fees for services rendered. The Company expects a reduction in general and administrative expenses resulting from the substantial curtailment in operations of its TSG subsidiary and the reduction in expenses in its ComputerCop subsidiary.

        Other income (expenses)

     Other income (expenses) consists primarily of portfolio income and increased to $200,341 for the three months December 31, 2000 as compared to $63,493 for the same period in the prior year. The increase was primarily due to an increase in interest income the three months December 31, 2000 due to the increase average cash balance from the ComputerCOP Corporation transaction.

        Impairment charges

     On December 31, 2000, the Company recorded a writedown of its ComputerCOP technology (computer software segment) in the amount of $2,000,000. The asset was determined to be impaired because of the inability of the software technology to generate future operating income without substantial sales volume increases, which are uncertain.

     Six months ended December 31, 2000 and 1999

        Revenue

     Revenue increased to $1,023,831 for the six months December 31, 2000 as compared to $472,149 for the same period in the prior year. The increase in revenue was primarily the result of an increase in revenue from the Company's technology segment through shipments to its major customer and an increase in revenue from its training and consulting segment. The Company commenced significant deliveries of products and services to this customer totaling approximately $285,000 during the quarter ended December 31, 2000, of which, approximately $97,000 has been deferred under applicable revenue recognition rules. The Company intends to generate continuing revenue from the sale of FoxBoxes for the third fiscal quarter including continuing revenue from this customer, as the focus will be on the production and sale of its core technology. Service revenue from the TSG subsidiary will be substantially reduced as a result of the reduction in its operations and the continuing disputes between the parties (See "Item One - Legal Proceedings"). Further, the Company has not generated any significant revenue from its ComputerCOP software technology and recorded an impairment of capitalized software of $2 million at December 31, 2000.

        Cost of revenue and gross profit

     Cost of revenue increased to $646,805 for the six months ended December 31, 2000 as compared to $208,864 for the same period in the prior year.

     Overall gross profit decreased to 36.8% for the six months December 31, 2000 as compared to 55.7% for the same period in the prior year. This was primarily attributable to decreasing margins in its revenue generated within the training and consulting segment partially offset by increasing margins from the Company's contract with its major customer within the technology segment.

        Engineering and development

     Engineering and development expenses increased to $880,108 for the six months December 31, 2000 as compared to $594,708 for the same period in the prior year. In addition, the company capitalized approximately $68,000 in software development costs for the six months December 31, 2000. The increase in engineering and development costs was primarily the result of the employment of additional engineering and development personnel. We expect to incur engineering and development costs in the future as we continue to maintain our existing product line as well as develop new products and features, as evidenced by the development of our "Mother" technology.

        Sales and marketing

     Sales and marketing expenses increased to $2,937,259 for the six months December 31, 2000 as compared to $775,367 for the same period in the prior year. The increase in sales and marketing expenses was primarily the result of the employment of additional sales personnel, common stock issuances and cash payments to sales and marketing consultants, and an increase in marketing efforts to effectuate brand awareness designed for future growth. Included in sales and marketing expenses for the six months ended December 31, 2000 is $706,000 of non-cash compensation for services in the form of the Company's common stock, options and warrants as compared to none in the prior period.

        General and administrative

     General and administrative expenses decreased to $6,332,097 for the six months ended December 31, 2000 as compared to $8,095,759 for the same period in the prior year. The decrease was primarily the result of limited executive and consulting compensation in the form of the Company's common stock, options and warrants (excluding the amortization of previously issued warrants) during for the six months December 31, 2000, partially offset by the addition of the Company's computer software segment, a settlement with Anicom, Inc., as well as the employment of additional administrative personnel and payment of professional fees for services rendered. On November 16, 2000, the Company and Anicom, Inc. reached a settlement (the "Settlement Agreement"). Under the Settlement Agreement, the allegations for the breach of the warrant agreement by the Company and unasserted claims for the breach of the distribution agreement by Anicom and the Company were settled. The Settlement Agreement resulted in a charge to operations of $445,000 for the six months ended December 31, 2000. The Company expects a reduction in general and administrative expenses resulting from the substantial curtailment in operations of its TSG subsidiary and the reduction in expenses in its ComputerCop subsidiary.

        Other income (expenses)

     Other income (expenses) increased to $473,061 for the six months December 31, 2000 as compared to $106,160 for the same period in the prior year. The increase was primarily due to an increase in interest income the six months December 31, 2000 due to the increase average cash balance from the ComputerCOP Corporation transaction.

        Impairment charges

     On December 31, 2000, the Company recorded a writedown of its ComputerCOP technology (computer software segment) in the amount of $2,000,000. The asset was determined to be impaired because of the inability of the software technology to generate future operating income without substantial sales volume increases, which are uncertain.

     Liquidity  and  Capital Resources

     NetWolves had cash and cash equivalents of $10.6 million and $20.2 million at December 31, 2000 and June 30, 2000, respectively. Management believes that the Company has adequate capital resources to meet its working capital needs for at least the next twelve months based upon its current operating level and an anticipated reduction in operating costs resulting from focusing on our core technology and eliminating substantial sales, marketing and general and administrative costs incurred in its TSG and ComputerCOP subsidiaries. To the extent necessary, the Company intends to raise additional monies from the sale of its capital stock to fund its growth over the next 24 to 36 months; however, there can be no assurance that the Company will have sufficient capital to finance its planned growth.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     1) On April 19, 2000, Anicom, Inc. had commenced an action against the Company in the U.S. District Court for the Northern District of Illinois. The action was based upon NetWolves' alleged failure to deliver approximately 74,842 shares of its common stock to Anicom, upon exercise by Anicom of the Company's warrants. The action sought specific performance as well as any damages that may have resulted from a diminution in value of NetWolves common stock. On November 16, 2000, and in connection with the litigation, the Company and Anicom reached a settlement (the "Settlement Agreement"). Under the Settlement Agreement the allegations for the breach of the warrant agreement by the Company and unasserted claims for the breach of the distribution agreement by Anicom and the Company were settled. The Company paid $1,150,000 to Anicom pursuant to the Settlement Agreement, which included $950,000 for the repurchase of all unvested warrants. As of September 30, 2000, the Company has reduced additional paid in capital in the amount of $705,000, representing the fair value of the warrants, calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield of none, expected volatility of 65%, risk free interest rate of 5.85% and an expected term of 3.17 years - the remaining life to the maturity date. The remaining portion of the settlement, in the amount of $445,000, has been charged to operations.

     2)   NetWolves   Corporation  (the  "Company")  on  behalf  of  itself  and derivatively on behalf of TSG Global Education Web, Inc. vs. David H. Sullivan, et al. - ("Action 1")

          David H. Sullivan, et al. vs. NetWolves Corporation, et al.- ("Action 2")

          On or about November 22, 2000 the Company commenced Action 1 in the United States District Court for the Southern District of New York against certain defendants who were officers and/or directors of TSG Global Education Network, Inc. ("TSG") (the "Sullivan Group Defendants") and against an Ohio Corporation, ProCare, Inc. ("ProCare").

          By way  of  background,  as  more  fully  articulated  in the  amended complaint, TSG, which has been named as a nominal defendant, was created by the Company as a wholly owned subsidiary to facilitate the acquisition from the Sullivan Group Defendants all of the stock of Sales Management Consulting Inc. ('SMCI"), d/b/a as the Sullivan Group, pursuant to an Agreement and Plan of Merger dated July 7, 1999 among the Company, TSG, SMCI and the Sullivan Group Defendants (the "Merger Agreement"). The Company claims that it was induced to enter into the Merger Agreement and consummate the Merger Transaction based upon fraudulent misrepresentations and the purposeful concealment of material information by the Sullivan Group Defendants. In connection with the Merger Transaction, the Company became obliged to provide to the Sullivan Group Defendants lucrative employment agreements with TSG (the "Employment Agreements"), to transfer to the Sullivan Group Defendants 180,000 shares of the Company's stock, to commit itself to, and actually contribute more than five million dollars to the working capital of TSG pursuant to a stockholders agreement that effectively deprived the Company of any of the control that conceptually would be commensurate with, and exercisable by, the Company over TSG's operations as a result of its majority stock ownership, and otherwise to make available to the Sullivan Group Defendants valuable technology of the Company which they indiscriminately utilized for the benefit of ProCare, a company in which it is contended the Sullivan Group Defendants enjoy a beneficial interest. The Company additionally stated claims against the Sullivan Group Defendants to redress what it alleges was the wasting and mismanagement of TSG's assets by the

          Sullivan Group Defendants, the breach by the Sullivan Group Defendants of their fiduciary and contractual obligations to TSG under their employment agreements with TSG and otherwise, and the usurpation by the Sullivan Group Defendants of corporate opportunities rightfully belonging to TSG.

          In addition to injunctive relief, the Company is seeking to recover from the Sullivan Group Defendants compensatory and punitive damages in excess of ten million dollars.

          In response to Action 1, on or about December 19, 2000, the Sullivan Group Defendants commenced Action 2 in the United States District Court for the Southern District of New York against the Company and other defendants. According to their complaint, the Sullivan Group Defendants are contending, correspondingly, that it was the Company and certain of its current and former officers and directors who induced the Sullivan Group Defendants to enter into the Merger Agreement by making false or negligent misrepresentations regarding the Company's principal product. Based upon this factual predicate, the Sullivan Group Defendants have asserted claims against the Company and the other defendants for violations of Section 10-b of the of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, common law fraud, and against TSG, for breach by TSG of their employment agreements with TSG. The Sullivan Group Defendants are seeking to recover from the Company and the other named defendants compensatory and punitive damages in excess of sixteen million dollars plus liquidated compensation amounts to which they claim they are entitled under the Employment Agreements.

          The Sullivan Group Defendants and Procare have moved to dismiss Action 1 based upon their contention that the Court lacks subject matter jurisdiction to adjudicate the controversy. Correspondingly, NetWolves and TSG will be moving in Action 2 to dismiss the claims of the Sullivan Group Defendants against them therein on the ground that the Federal Rules of Civil Procedure compel the Sullivan Group Defendants to interpose such claims, if at all, as counterclaims in Action 1.

          The Company believes that its claims against the Sullivan Group Defendants are meritorious based on the facts and circumstances. Further, the Company believes that the claims by the Sullivan Group Defendants lack merit and it intends to engage in a vigorous defense.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5.   OTHER INFORMATION

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BY:     NETWOLVES CORPORATION


                                        /s/     Walter M. Groteke
                                        -----------------------------------
                                        Walter M. Groteke
                                        Chairman of the Board and President


                                       /s/     Peter C. Castle
                                       ------------------------------------
                                       Peter C. Castle
                                       Secretary and Treasurer
                                       Principal Financial Officer and
                                       Principal Accounting Officer

Date: February 13, 2001