Form 10-Q
period 2001-03-31
NETWOLVES CORP
filed 2001-05-18
CIK 1084103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

                                      n/a
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    X        No
                                  ---

     Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

                                                 NUMBER OF SHARES OUTSTANDING ON
        TITLE OF CLASS                                 April 24, 2001
------------------------------                   -------------------------------

Common Stock, $.0033 par value                            8,742,613
                                                          ---------

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                            FORM 10-Q MARCH 31, 2001




                                     INDEX


PART I - FINANCIAL INFORMATION


     ITEM 1 - FINANCIAL STATEMENTS

     CONDENSED CONSOLIDATED BALANCE SHEETS
             March 31, 2001 (unaudited) and June 30, 2000                      1

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
      COMPREHENSIVE LOSS
        For the three and nine months ended March 31, 2001(unaudited)
         and March 31, 2000 (unaudited)                                        2

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the nine months ended March 31, 2001 (unaudited)
         and March 31, 2000 (unaudited)                                        3

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                 4 - 10

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                       11 - 16

     ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK       16

PART II - OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS                                          17 - 18

     ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                       19

     ITEM 3  DEFAULTS UPON SENIOR SECURITIES                                  19

     ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              19

     ITEM 5  OTHER INFORMATION                                                19

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                19

SIGNATURES                                                                    20

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                March 31,       June 30,
                                                                  2001            2000
                                                               -----------      --------
                                                                (Unaudited)
ASSETS
Current assets
   Cash and cash equivalents                                    $ 7,462,045   $20,204,309
   Marketable securities, available for sale, at market value        73,000        99,500
   Accounts receivable, net                                         472,701       248,861
   Inventories                                                      678,258       633,453
   Prepaid expenses and other current assets                        346,535       284,614
                                                                -----------   -----------

       Total current assets                                       9,032,539    21,470,737

Property and equipment, net                                         979,046       590,906

Software, net                                                       372,595     3,427,688

Intangible assets, net                                                  -             -

Other assets                                                        117,551        53,799
                                                                -----------   -----------
                                                                $10,501,731   $25,543,130
                                                                ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued expenses                        $ 1,018,888   $ 1,792,030
   Deferred revenue                                                 133,777        11,173
   Current maturities of long-term debt                              74,850       208,435
                                                                -----------   -----------
      Total current liabilities                                   1,227,515     2,011,638

Long term debt, net of current maturities                           275,863       418,102
                                                                -----------   -----------
       Total liabilities                                          1,503,378     2,429,740
                                                                -----------   -----------

Minority interest                                                   285,626       305,761
                                                                -----------   -----------
Commitment and contingencies

Shareholders' equity
   Common stock, $.0033 par value, shares authorized;
    50,000,000 on March 31, 2001 and 10,000,000
    on June 30, 2000; issued and outstanding;
    8,742,613 on March 31, 2001
    and 8,592,613 on June 30, 2000                                   28,851        28,356
   Additional paid-in capital                                    56,426,702    56,076,197
   Unamortized value of equity warrants                          (1,398,969)   (1,851,893)
   Accumulated deficit                                          (46,221,702)  (31,349,376)
   Accumulated other comprehensive loss                            (122,155)      (95,655)
                                                                -----------   -----------
     Total shareholders' equity                                   8,712,727    22,807,629
                                                                -----------   -----------
                                                                $10,501,731   $25,543,130
                                                                ===========   ===========

See notes to condensed consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                 For the three months ended         For the nine months ended
                                          March 31,                        March 31,
                              -------------------------------    --------------------------------
                                    2001            2000              2001            2000
                                    ----            ----              ----            ----
Revenue
  Products                    $       126,642   $       27,921   $       347,698   $       67,050
  Services                            149,052          435,484           951,827          868,504
                              ---------------   --------------   ---------------   --------------
                                      275,694          463,405         1,299,525          935,554
                              ---------------   --------------   ---------------   --------------
Cost of revenue
  Products                            200,968           14,892           285,011           34,038
  Services                            199,029          346,549           761,791          536,267
                              ---------------   --------------   ---------------   --------------
                                      399,997          361,441         1,046,802          570,305
                              ---------------   --------------   ---------------   --------------

Gross profit (loss)                  (124,303)         101,964           252,723          365,249
                              ---------------   --------------   ---------------   --------------
Operating expenses
  General and administrative        1,522,994        2,736,933         7,855,091       10,852,339
  Engineering and development         807,396          491,010         1,687,504        1,066,071
  Sales and marketing               1,225,251          733,183         4,162,510        1,508,550
  Impairment charges                        -                -         2,000,000                -
                              ---------------   --------------   ---------------   --------------
                                    3,555,641        3,961,126        15,705,105       13,426,960
                              ---------------   --------------   ---------------   --------------
Loss before other income
 (expense)                         (3,679,944)      (3,859,162)      (15,452,382)     (13,061,711)

Other income (expense)
  Investment income                   109,515          191,242           581,014          292,813
  Minority interest                     4,051           25,114            20,135           48,333
  Interest expense                     (6,571)          (7,972)          (21,093)         (26,602)
                              ---------------   --------------   ---------------   --------------
Net loss                           (3,572,949)      (3,650,778)      (14,872,326)     (12,747,167)

Other comprehensive (loss) income
  Marketable securities
   valuation adjustment                (5,000)          12,250           (26,500)        (444,250)
                              ---------------   --------------   ---------------   --------------
Comprehensive loss            $    (3,577,949)  $   (3,638,528)  $   (14,898,826)  $  (13,191,417)
                              ===============   ==============   ===============   ==============
Basic and diluted net loss
 per share                    $          (.41)  $         (.49)  $         (1.71)  $        (1.93)
                              ===============   ==============   ===============   ==============
Weighted average common
  shares outstanding                8,742,613        7,460,777         8,717,431        6,606,386
                              ===============   ==============   ===============   ==============

See notes to condensed consolidated financial statements.

                                       2

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         For the nine months ended
                                                                 March 31,
                                                         -------------------------
                                                            2001          2000
                                                            ----          ----
Cash flows from operating activities
   Net loss                                             $(14,872,326)   $(12,747,167)
   Adjustments to reconcile net loss to net cash used in
     operating activities
       Depreciation                                          146,654          60,829
       Amortization                                        1,129,037       1,857,490
       Noncash charge to operations with respect to
        stock and warrants issued for services and
        amortization of previously issued warrants         1,508,924       5,435,724
       Provision for impairment                            2,000,000            -
       Provision for bad debt                                 79,179            -
       Loss on disposal of property and equipment             55,732            -
       Provision for inventory obsolescence                  145,830            -
       Minority interest                                     (20,135)        (59,652)
Changes in operating assets and liabilities
 Accounts receivable                                        (303,019)       (185,160)
 Inventories                                                (132,726)       (291,756)
 Prepaid expenses and other current assets                   (61,921)         (8,179)
 Deferred revenue                                            122,604            -
 Deferred compensation                                          -           (100,000)
 Accounts payable and accrued expenses                      (785,412)        467,248
                                                        ------------  --------------
  Net cash used in operating activities                  (10,987,579)     (5,570,623)
                                                        ------------  --------------
Cash flows from investing activities
   Capitalized software costs                                (73,944)           -
   Issuance of note receivable                                  -            (56,000)
   Cash acquired ComputerCOP Corp.                              -         20,500,000
   Finder fees                                                  -           (550,000)
   Patent costs                                              (26,079)           -
   Purchases of property and equipment                      (648,435)       (328,882)
   Payments of security deposits                             (37,673)         (8,068)
                                                        ------------  --------------
    Net cash (used in) provided by investing activities     (786,131)     19,557,050
                                                        ------------  --------------
Cash flows from financing activities
   Repayment of advances from TSG officer                       -           (144,348)
   Repurchase of warrants                                   (705,000)           -
   Financing costs                                              -           (330,825)
   Repayment of long term debt                              (263,554)        (32,109)
   Cash proceeds from private sale of common stock              -          4,312,500
                                                        ------------  --------------
    Net cash (used in) provided by financing activities     (968,554)      3,805,218
                                                        ------------  --------------
Net (decrease) increase in cash and cash equivalents     (12,742,264)     17,791,645
Cash and cash equivalents, beginning of period            20,204,309       5,585,981
                                                        ------------  --------------
Cash and cash equivalents, end of period                $  7,462,045  $   23,377,626
                                                        ============  ==============
Taxes paid                                              $     28,114  $       48,340
                                                        ============  ==============

See notes to condensed consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                   NINE MONTHS ENDED MARCH 31, 2001 AND 2000


1    Interim financial information

     The summary financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying condensed consolidated financial statements, footnotes and discussions of NetWolves Corporation ("NetWolves" or the "Company") should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the years ended June 30, 2000 and 1999 and the period from February 13, 1998 (inception) to June 30, 1998. The results of operations for the nine months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

2    Comparable period correction

     As previously disclosed in the Company's June 30, 2000 Form 10-K, the Company had estimated without independent appraisal a total purchase price excluding cash payments of approximately $32,690,000 on the acquisition of ComputerCOP Corporation in its filing of Form 10-Q for the period ended March 31, 2000. Based on a subsequently obtained appraisal, the total consideration paid for such acquisition had been determined to be $26,776,460. The effects of this change in the periods presented include a reduction in amortization expense of the software acquired and a corresponding reduction in net loss and comprehensive loss totaling $268,910 for both the three and nine month periods ended March 31, 2000. Additionally, basic and diluted net loss per share has been reduced by $.04 for both the three and nine month periods ended March 31, 2000.

3    The Company

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

     NetWolves is an Internet systems developer that has designed and developed a multi-functional product that is a secure, integrated, modular Internet gateway. The primary product, the FoxBox, supports secure access to the Internet for multiple users through a single connection and, among other things, provides electronic mail, firewall security and web site hosting and also contains a network file server. Since inception, the Company has been developing its business model, enhancing its product offering and building an infrastructure in order to effectively penetrate the market.

     TSG historically has provided consulting, educational and training services primarily to the oil and gas and automotive industries throughout the United States. ComputerCOP Corporation sells software designed to provide non computer literate owners the ability to identify threats as well as objectionable material that may be viewed by users of the computer on the Internet.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                   NINE MONTHS ENDED MARCH 31, 2001 AND 2000

4    Significant accounting policies

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

     Inventories

     Inventories consist of raw materials and finished goods valued at $157,338 and $520,920, respectively, at March 31, 2001. Inventories are valued at the lower of cost or net realizable value using the first-in, first-out method.

     Reclassifications

     Certain reclassifications have been made to the condensed consolidated financial statements shown for the prior periods in order to have them conform to the current period's classifications.

5    Balance sheet components

                                                    March 31,            June 30,
                                                      2001                2000
                                                    --------             --------
     Property and equipment, net
        Machinery and equipment                 $       824,458       $       510,849
        Furniture and fixtures                          267,695               145,839
        Leasehold improvements                          125,329                44,278
                                                ---------------       ---------------
                                                      1,217,482               700,966
        Less: accumulated depreciation and
         amortization                                  (238,436)             (110,060)
                                                ---------------       ---------------
        Property and equipment, net             $       979,046       $       590,906
                                                ===============       ===============
     Software, net
        ComputerCOP technology                  $     2,217,520       $     4,217,520
        Other capitalized software costs                244,857               170,913
                                                ---------------       ---------------
                                                      2,462,377             4,388,433
        Less: accumulated amortization               (2,089,782)             (960,745)
                                                ---------------       ---------------
        Software, net                           $       372,595       $     3,427,688
                                                ===============       ===============



                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                   NINE MONTHS ENDED MARCH 31, 2001 AND 2000


5    Balance sheet components (continued)


     Accounts payable and accrued expenses
        Trade accounts payable                     $       792,030         $       1,083,526
        Finders fee payable                                   -                      300,000
        Other accrued operating expenses                    64,938                   153,794
        Accrued advertising                                   -                      106,172
        Compensated absences                               151,012                    95,793
        Commissions payable                                  1,352                    32,410
        Payroll/sales taxes payable                          9,556                    20,335
                                                   ---------------         -----------------
                                                   $     1,018,888         $       1,792,030
                                                   ===============         =================

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


                              For the three months ended         For the nine months ended
                                       March 31,                             March 31,
                           ---------------------------------    --------------------------------
                                2001              2000                2001            2000
                           ---------------   ----------------   ---------------   ---------------
Revenue
 Technology                $       117,073   $         27,921   $       365,201   $        67,050
 Training and consulting           116,876            435,484           857,190           868,504
 Computer software                  41,745               -               77,134              -
                           ---------------   ----------------   ---------------   ---------------
                           $       275,694   $        463,405   $     1,299,525   $       935,554
                           ===============   ================   ===============   ===============
Operating loss
  Technology               $    (2,987,934)  $     (1,888,071)  $    (9,966,251)  $    (9,087,464)
  Training and consulting         (239,729)        (1,617,608)       (1,209,101)       (3,620,764)
  Computer software               (452,281)          (353,483)       (4,277,030)         (353,483)
                           ---------------   ----------------   ---------------   ---------------
                           $    (3,679,944)  $     (3,859,162)  $   (15,452,382)  $   (13,061,711)
                           ===============   ================   ===============   ===============

                                       6

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                   NINE MONTHS ENDED MARCH 31, 2001 AND 2000

6    Segment information (continued)

                                        March, 31        June 30,
                                          2001             2000
                                        ---------        --------
        Identifiable assets
            Technology                  $ 9,130,563      $21,231,907
            Training and consulting         567,566          708,678
            Computer software               803,602        3,602,545
                                        -----------      -----------
               Total                    $10,501,731      $25,543,130
                                        ===========      ===========

     The Company had one customer included in the Training and Consulting segment, which accounted for 47% of consolidated revenue and one customer included in the Technology segment, which accounted for 20% of consolidated revenue for the nine months ended March 31, 2001. The Company had two customers, both included in the Training and Consulting segment, which accounted for 47% and 33% of consolidated revenue for the nine months ended March 31, 2000. Additionally, the Company had one customer that accounted for 59% of consolidated accounts receivable at March 31, 2001 and one customer that accounted for 40% of consolidated accounts receivable at June 30, 2000.

7    Commitments and contingencies

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

     The Company has entered into employment agreements effective October 2000 with its Chief Executive Officer, Vice President-Sales and its Vice President-Finance. The agreement with the Chief Executive Officer is for a term of five years at an annual salary of $275,000 subject to cost of living increments. The agreements with its Vice President-Sales and Vice President-Finance are for a term of three years, subject to two additional one-year extensions, at annual salaries of $175,000 and $150,000, respectively. The employment agreement further provides for certain payments following death or disability, for certain fringe benefits such as reimbursement for reasonable expenses and participation in medical plans, and for accelerated payments in the event of change of control of the Company.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                   NINE MONTHS ENDED MARCH 31, 2001 AND 2000

7    Commitments and contingencies (continued)

     Lease agreement

     In September 2000, the Company entered into a five-year lease agreement in Tampa, Florida covering approximately 20,000 sq. ft. of space with annual lease payments approximating $390,000, to which it relocated in February 2001. The Company believes that combining its Tampa operations into one facility will increase efficiency of operations and facilitate large scale deployment.

     On February 27, 2001, the Company entered into an agreement with GATX Capital Corporation ("GATX"), whereby the Company assigned one of its leases to GATX through the term of the lease. In accordance with the terms of the agreement, the Company is required to make monthly payments approximately $2,500 through June 2002.

8    Related party transaction

     On August 16, 2000, 150,000 shares were issued to a consulting firm who is also a shareholder of the Company for services rendered during the three months ending September 30, 2000, which resulted in a charge to operations of $807,000. Management determined the fair value of the common stock based on its quoted market price at the time of the issuance. In December 2000, the Company reduced the exercise price of 300,000 warrants previously issued to this consulting firm to $5 per share and shortened the remaining term of the warrants to three years, which resulted in a charge to operations of $468,000 that is included in general and administrative expenses. The market price of the Company's common stock at the time of this reduction was $4.125 per share.

9    Impairment

     On December 31, 2000, the Company recorded a writedown of its ComputerCOP technology (computer software segment) in the amount of $2,000,000, reducing the carrying value of the asset to $202,395 at December 31, 2000. The asset was determined to be impaired because of the inability of the software technology to generate future operating income without substantial sales volume increases, which are uncertain. Fair value was based on discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

10   Legal proceedings

     Anicom, Inc.

     On April 19, 2000, Anicom, Inc. commenced an action against the Company in the U.S. District Court for the Northern District of Illinois. The action was based upon NetWolves' alleged failure to deliver approximately 74,842 shares of its common stock to Anicom, upon exercise by Anicom of the Company's warrants. The action sought specific performance as well as any damages that may have resulted from a diminution in value of NetWolves common stock. On November 16, 2000, and in connection with the litigation, the Company and Anicom reached a settlement (the "Settlement Agreement"). Under the Settlement Agreement the allegations for the breach of the warrant agreement by the Company and unasserted claims for the breach of the distribution agreement by Anicom and the Company were settled. The Company paid $1,150,000 to Anicom pursuant to the Settlement Agreement, which included the repurchase of all unvested warrants. As of September 30, 2000, the Company reduced additional paid in capital in the amount of

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                   NINE MONTHS ENDED MARCH 31, 2001 AND 2000

10   Legal proceedings (continued)

     Anicom, Inc. (continued)

     $705,000, representing the fair value of the warrants, calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield of none, expected volatility of 65%, risk free interest rate of 5.85% and an expected term of 3.17 years the remaining life to the maturity date. The remaining portion of the settlement, in the amount of $445,000, has been charged to operations and included in general and administrative expenses for the period ended September 30, 2000.

     The Sullivan Group

     On or about November 22, 2000 the Company commenced a lawsuit ("Action 1") in the United States District Court for the Southern District of New York against certain defendants who were officers and/or directors of TSG Global Education Web, Inc. ("TSG") (the "Sullivan Group") and against an Ohio Corporation, ProCare, Inc. ("ProCare"). In response to Action 1, on or about December 19, 2000, the Sullivan Group commenced a lawsuit ("Action 2") in the United States District Court for the Southern District of New York against the Company and other defendants. The Company claims that it was induced to enter into the merger agreement and consummate the merger transaction based upon fraudulent misrepresentations and the purposeful concealment of material information by the Sullivan Group. The Sullivan Group are contending, correspondingly, that it was the Company and certain of the current and former officers and directors who induced the Sullivan Group to enter into the merger agreement by making false or negligent misrepresentations regarding the Company's principal product. Service revenue from the TSG subsidiary has been, and will continue to be substantially reduced as a result of the reduction in its operations and the continuing disputes between the parties.

     The Sullivan Group and Procare moved to dismiss Action 1 based upon their contention that the Court lacked subject matter jurisdiction to adjudicate the controversy. Correspondingly, NetWolves and TSG moved in Action 2 to dismiss the claims of the Sullivan Group against them therein on the ground that the Federal Rules of Civil Procedure compel the Sullivan Group to interpose such claims, if at all, as counterclaims in Action 1.

     Subsequently, the Sullivan Group (as the Plaintiffs in Action 2) sought an Order compelling the Company to issue an opinion that the Shares are freely saleable without any restrictions or limitations under Rule 144. The Company opposed this application on the ground that independent of the aggregation or "acting in concert" limitation under Rule 144 which the Company contends was applicable, the return of the Shares was an element of the relief sought by the Company in Action 1.

     In a decision dated May 8, 2001, which addressed all three motions, the Court granted the Sullivan Group's motion to dismiss Action No. 1 on the ground that full diversity of citizenship between the plaintiffs and the defendants did not exist, and, therefore, as a procedural matter, the Court lacked subject matter jurisdiction. As a consequence, in addition to denying the material allegations of the Sullivan Group's complaint and setting forth several affirmative defenses to the 10b-5 claim and the claims for fraud, negligent misrepresentation and breach of the Employment Agreements, the Company and TSG now will reassert as counterclaims in their answer in Action No. 2, all of the claims which they asserted against the Sullivan Group and ProCare in their complaint in Action No. 1 plus an additional claim against the Sullivan Group for breach of certain of the express representations and warranties in the Merger Agreement. Although the Court did enjoin the Company to have its counsel issue an opinion

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                   NINE MONTHS ENDED MARCH 31, 2001 AND 2000

10   Legal proceedings (continued)

     The Sullivan Group (Continued)

     letter under 144, the Sullivan Group nevertheless are restricted to selling as a group during the prescribed temporal periods only that limited number of shares permitted under the aggregation proscriptions of Rule 144(e). The Court further mandated that as a condition of granting such preliminary injunctive relief, the Sullivan Group are compelled to deposit all of the proceeds of such sales into an escrow to be held as security for any and all costs and damages that the Company may suffer or incur if it is determined ultimately that such relief was wrongfully granted.

     The Company believes that its claims against the Sullivan Group are meritorious based on the facts and circumstances. Further, the Company believes that the claims by the Sullivan Group lack merit and it intends to engage in a vigorous defense.

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

     Overview

     NetWolves Corporation ("NetWolves" or the "Company") designs, develops, manufactures and sells Internet infrastructure security products designed to provide secure, manageable Internet access. The Company was founded to introduce a new innovative Internet security and access device called the "FoxBox?". NetWolves' innovative enabling technology for the Internet connects people and computer networks securely to the Internet. NetWolves designs Internet solutions that provide the services that companies desire without confusion, complication, limitation and the exorbitant cost associated with traditional offerings.

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

     The Company has a limited operating history in which to base an evaluation of the business and prospects. The Company's prospects must be considered in light of the risks frequently encountered by companies in their early stages, particularly for companies in the rapidly evolving technology industry. Certain risks for the Company include, but are not limited to an unproven business model, capital requirements and growth management. To counter this risk, the Company must, among other things, increase its customer base, continue to develop its product offerings and successfully execute its business and marketing plan which includes full implementation of the GE contract and securing contracts from other Fortune 500 companies based on its patent pending "Mother" technology. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company's financial condition and results of operations. Since inception, the Company has incurred significant losses and as of March 31, 2001 had an accumulated deficit of approximately $46.2 million. The Company believes that its success depends in large part on its ability to create market awareness and further acceptance for the FoxBox, raise additional operating capital to grow operations, continue to build technology and non-technology infrastructures and continue new product research and development.

Results of Operations

The Company has operated in three business segments, the technology segment, the training and consulting segment and the computer software segment.


Three months ended March 31, 2001 and 2000

        Revenue

While revenue decreased to $275,694 for the three months March 31, 2001 as compared to $463,405 for the same period in the prior year, revenue from its core technology products increased 319% from $27,921 to $117,073 for the comparable prior period. The decrease in total revenue was primarily the result of a decrease in service revenue from the Company's training and consulting segment as a result of the continuing disputes between TSG and certain former employees (See "Item One Legal Proceedings"). The increase in revenue in the technology segment is from shipments to its major customer within that segment. Additional sales to this major customer were delayed largely as a result of requests by this customer to add additional features in the products prior to delivery, including the embedding of third party software applications. The Company believes that the delay in revenue caused by adding these additional features will result in substantial additional benefits, since the features added to its core products should assist the Company in facilitating sales to other Fortune 1000 companies. The Company intends to generate continuing revenue from the sale of FoxBoxes for the fourth fiscal quarter, including continuing revenue from this customer, as the requested additional features, including new third party software applications, have now been added to its products so that the focus will be on the production and sale of its core technology. Service revenue from the TSG subsidiary will be substantially reduced as a result of the reduction in its operations and the continuing disputes between the parties. Further, the Company has not generated any significant revenue from its ComputerCOP software technology.

        Cost of revenue and gross profit (loss)

Cost of revenue for sale of the Company's FoxBox includes manufacturing costs, which we have outsourced, packaging and shipping costs and warranty expenses. Cost of revenue in connection with management and consulting services include direct expenses of employees and consultants utilized in the generation of management and consulting revenue. Cost of revenue increased to $399,997 for the three months ended March 31, 2001 as compared to $361,441 for the same period in the prior year.

Overall gross profit was a negative 45% for the three months March 31, 2001 as compared to 22.0% for the same period in the prior year. Negative gross profit in the technology segment resulted from a writedown of inventory approximating $145,000 caused by the substantial upgrades and improvements made by the Company to its core products. Negative gross profit in the training and consulting segment is primarily due to the use of historically higher cost vendors due to limited availability of comparable alternatives, coupled with a reduced pricing model for the equivalent levels of service.

        Engineering and development

Engineering and development expenses, which are expensed as incurred, consist primarily of salaries and related expenses for personnel utilized in designing, maintaining and enhancing our products as well as material costs for test units and prototypes. Costs associated with the development of software products are generally capitalized once technological feasibility is reached. Engineering and development expenses increased to $807,396 for the three months March 31, 2001 as compared to $491,010 for the same period in the prior year. The increase in engineering and development costs was primarily the result of the employment of additional engineering and development personnel to assist in additional development of our core product being sold to our major customer. We expect to incur engineering and development costs in the future as we continue to maintain our existing product line as well as develop new products and features, as evidenced by the development of our "Mother" technology.

        Sales and marketing

Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as costs associated with trade shows, promotional activities, advertising and public relations. Sales and marketing expenses increased to $1,225,251 for the three months March 31, 2001 as compared to $733,183 for the same period in the prior year. The increase in sales and marketing expenses was primarily the result of the employment of additional sales personnel as the Company seeks to intensify the marketing of its core technology, payments to sales and marketing consultants, and an increase in marketing efforts to effectuate brand awareness designed for future growth.

        General and administrative

General and administrative expenses consist primarily of salaries and related expenses for executive, finance, facilities and human resources personnel, recruiting expenses and professional fees. General and administrative expenses decreased to $1,522,994 for the three months ended March 31, 2000 as compared to $2,736,933 for the same period in the prior year. The decrease was primarily the result of limited executive and consulting compensation in the form of the Company's common stock, options and warrants, partially offset by the addition of the Company's computer software segment. The Company expects a reduction in general and administrative expenses resulting from the substantial curtailment in operations of its TSG subsidiary and the reduction in expenses in its ComputerCOP subsidiary.

        Other income (expenses)

Other income (expenses) consists primarily of portfolio income and decreased to $106,995 for the three months March 31, 2001, as compared to $208,384 for the same period in the prior year. The decrease was primarily the result of a decrease in interest income due to the decreased average cash balance compared to the same period in the prior year.

Nine months ended March 31, 2001 and 2000

        Revenue

Revenue increased to $1,299,525 for the nine months March 31, 2001 as compared to $935,554 for the same period in the prior year. The increase in revenue was primarily the result of an increase in sales from the Company's technology segment through shipments to its major customer. This increase was partially offset by a reduction in revenue from the Company's training and consulting segment. The Company intends to generate continuing revenue from the sale of FoxBoxes for the fourth fiscal quarter including continuing revenue from this customer, as the focus will be on the production and sale of its core technology. Service revenue from the TSG subsidiary will be substantially reduced as a result of the reduction in its operations and the continuing disputes between the parties (See "Item One Legal Proceedings"). Further, the Company has not generated any significant revenue from its ComputerCOP software technology and recorded an impairment of capitalized software of $2 million at December 31, 2000.

        Cost of revenue and gross profit

Cost of revenue increased to $1,046,802 for the nine months ended March 31, 2001 as compared to $570,305 for the same period in the prior year.

Overall gross profit decreased to 19.4% for the nine months March 31, 2001 as compared to 39.0% for the same period in the prior year. This was primarily attributable to a writedown of inventory approximating $145,000 caused by the substantial upgrades and improvements made by the Company to its core products and decreasing margins in its revenue generated within the training and consulting segment.

        Engineering and development

Engineering and development expenses increased to $1,687,504 for the nine months March 31, 2001 as compared to $1,066,071 for the same period in the prior year. The increase in engineering and development costs was primarily the result of the employment of additional engineering and development personnel to assist in additional development of our core technology being sold to our major customer as the Company seeks to intensify the marketing of its core technology. We expect to incur engineering and development costs in the future as we continue to maintain our existing product line as well as develop new products and features, as evidenced by the development of our "Mother" technology.

        Sales and marketing

Sales and marketing expenses increased to $4,162,510 for the nine months March 31, 2001 as compared to $1,508,550 for the same period in the prior year. The increase in sales and marketing expenses was primarily the result of the employment of additional sales personnel, common stock issuances and payments to sales and marketing consultants, and an increase in marketing efforts to effectuate brand awareness designed for future growth. Included in sales and marketing expenses for the nine months ended March 31, 2001 is $749,000 of non-cash compensation for services in the form of the Company's common stock, options and warrants as compared to none in the prior period.

        General and administrative

General and administrative expenses decreased to $7,855,091 for the nine months ended March 31, 2001 as compared to $10,852,339 for the same period in the prior year. The decrease was primarily the result of limited executive and consulting compensation in the form of the Company's common stock, options and warrants (excluding the amortization of previously issued warrants) during for the nine months ended March 31, 2001, partially offset by the addition of the Company's computer software segment, a settlement with Anicom, Inc., as well as the employment of additional administrative personnel and payment of professional fees for services rendered. On November 16, 2000, the Company and Anicom, Inc. reached a settlement (the "Settlement Agreement"). Under the Settlement
Agreement, the allegations for the breach of the warrant agreement by the Company and unasserted claims for the breach of the distribution agreement by Anicom and the Company were settled. The Settlement Agreement resulted in a charge to operations of $445,000 for the six months ended December 31, 2000. The Company expects a reduction in general and administrative expenses resulting from the substantial curtailment of its TSG subsidiary and the reduction in expenses in its ComputerCOP subsidiary.

        Other income (expenses)

Other income (expenses) increased to $580,056 for the nine months March 31, 2001 as compared to $314,544 for the same period in the prior year. The increase was primarily due to an increase in interest income the nine months March 31, 2001 due to the increased average cash balance from the ComputerCOP Corporation transaction.

        Impairment charges

On December 31, 2000, the Company recorded a writedown of its ComputerCOP technology (computer software segment) in the amount of $2,000,000. The asset was determined to be impaired because of the inability of the software technology to generate future operating income without substantial sales volume increases, which are uncertain.

Liquidity and Capital Resources

NetWolves had cash and cash equivalents of $7.5 million and $20.2 million at March 31, 2001 and June 30, 2000, respectively.

Our operating activities used cash of $11.0 million during the nine months ended March 31, 2001, as compared to $5.6 million during the same period in the prior year. Cash used for the nine months ended March 31, 2001 was primarily attributable to a net loss of $14.9 million, partially offset by non-cash expenses including amortization, equity compensation and an impairment provision totaling $1.1 million, $1.5 million and $2.0 million, respectively. Cash used for the nine months ended March 31, 2000 was primarily attributable to a net loss of $12.7 million, and increases in accounts receivable and inventory of $.2 million and $.3 million, respectively, partially offset by non-cash expenses including amortization and equity compensation totaling $1.9 million and $5.4 million, respectively.

Our investing activities used cash of $.8 million during the nine months ended March 31, 2001, as compared to providing cash of $19.6 million during the same period in the prior year. Cash used for the nine months ended March 31, 2001 was primarily attributable to the Company's purchases of property and equipment totaling $.6 million. Cash provided from investing activities for the nine months ended March 31, 2000 was primarily attributable to cash acquired with the acquisition of ComputerCOP Corporation totaling $20.0 million, net of finders fees, partially offset by Company's purchases of property and equipment totaling $.3 million.

Our financing activities used cash of $1.0 million during the nine months ended March 31, 2001, as compared to providing cash of $3.8 million during the same period in the prior year. Cash used for the nine months ended March 31, 2001 was primarily attributable to the Company's repurchases of warrants relating to the Anicom settlement totaling $.7 million and repayments of long term debt totaling $.3 million. Cash provided from financing activities for the nine months ended March 31, 2000 was primarily attributable to proceeds from the private sale of the Company's common stock totaling $4.0 million, net of financing costs paid, partially offset by repayments of advances to a TSG officer totaling $.1 million.

Management believes that the Company has adequate capital resources to meet its working capital needs for at least the next twelve months based upon its current and anticipated operating levels, an anticipated reduction in operating costs resulting from focusing on our core technology and the elimination of substantial sales, marketing and general and administrative costs incurred in its TSG and ComputerCOP subsidiaries. To the extent necessary, the Company intends to seek to fund its growth over the next 24 to 36 months; however, there are no representations or assurances that the Company will have sufficient capital to finance this planned growth.


ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     1) On April 19, 2000, Anicom, Inc. had commenced an action against the Company in the U.S. District Court for the Northern District of Illinois. The action was based upon NetWolves' alleged failure to deliver approximately 74,842 shares of its common stock to Anicom, upon exercise by Anicom of the Company's warrants. The action sought specific performance as well as any damages that may have resulted from a diminution in value of NetWolves common stock. On November 16, 2000, and in connection with the litigation, the Company and Anicom reached a settlement (the "Settlement Agreement"). Under the Settlement Agreement the allegations for the breach of the warrant agreement by the Company and unasserted claims for the breach of the distribution agreement by Anicom and the Company were settled. The Company paid $1,150,000 to Anicom pursuant to the Settlement Agreement, which included $950,000 for the repurchase of all unvested warrants. As of September 30, 2000, the Company has reduced additional paid in capital in the amount of $705,000, representing the fair value of the warrants, calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield of none, expected volatility of 65%, risk free interest rate of 5.85% and an expected term of 3.17 years the remaining life to the maturity date. The remaining portion of the settlement, in the amount of $445,000, has been charged to operations.

     2)   NetWolves   Corporation  (the  "Company")  on  behalf  of  itself  and derivatively on behalf of TSG Global Education Web, Inc. vs. David H. Sullivan, et al. - ("Action 1")

          David H. Sullivan, et al. vs. NetWolves Corporation, et al.- ("Action 2")

          On or about November 22, 2000 the Company commenced Action 1 in the United States District Court for the Southern District of New York against certain defendants who were officers and/or directors of TSG Global Education Web. ("TSG") (the "Sullivan Group") and against an Ohio Corporation, ProCare, Inc. ("ProCare").

          By way  of  background,  as  more  fully  articulated  in the  amended complaint, TSG, which has been named as a nominal defendant, was created by the Company as a wholly owned subsidiary to facilitate the acquisition from the Sullivan Group all of the stock of Sales
          Management Consulting Inc. ('SMCI"), d/b/a as the Sullivan Group, pursuant to an Agreement and Plan of Merger dated July 7, 1999 among the Company, TSG, SMCI and the Sullivan Group (the "Merger Agreement"). The Company claims that it was induced to enter into the Merger Agreement and consummate the Merger Transaction based upon fraudulent misrepresentations and the purposeful concealment of material information by the Sullivan Group. In connection with the Merger Transaction, 180,000 shares of the Company's stock were transferred to the Sullivan Group (the "Shares") and the Company became obliged to provide to the Sullivan Group employment agreements with TSG (the "Employment Agreements"), to commit itself to, and actually contribute more than five million dollars to the working capital of TSG pursuant to a stockholders agreement among the Sullivan Group and the Company, and otherwise to make available to the Sullivan Group technology of the Company which they utilized for the benefit of ProCare, a company in which it is contended the Sullivan Group enjoy a beneficial interest. The Company additionally stated claims against the Sullivan Group to redress what it alleges was the wasting and mismanagement of TSG's assets by the Sullivan Group, the breach by the

          Sullivan Group of their fiduciary and contractual obligations to TSG under their Employment Agreements with TSG and otherwise, and the usurpation by the Sullivan Group of corporate opportunities rightfully belonging to TSG.

          In addition to injunctive and other equitable relief, the Company is seeking to recover from the Sullivan Group compensatory and punitive damages in excess of ten million dollars.

          In response to Action 1, on or about December 19, 2000, the Sullivan Group commenced Action 2 in the United States District Court for the Southern District of New York against the Company and other defendants. According to their complaint, the Sullivan Group are contending, correspondingly, that it was the Company and certain of its current and former officers and directors who induced the Sullivan Group to enter into the Merger Agreement by making false or negligent misrepresentations regarding the Company's technology. Based upon this factual predicate, the Sullivan Group have asserted claims against the Company and the other defendants for violations of Section 10-b of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, common law fraud, and against TSG, for breach by TSG of the Employment Agreements. The Sullivan Group are seeking to recover from the Company and the other named defendants compensatory and punitive damages in excess of sixteen million dollars plus liquidated compensation amounts to which they claim they are entitled under the Employment Agreements.

          The Sullivan Group and Procare moved to dismiss Action 1 based upon their contention that the Court lacked subject matter jurisdiction to adjudicate the controversy. Correspondingly, NetWolves and TSG moved in Action 2 to dismiss the claims of the Sullivan Group against them therein on the ground that the Federal Rules of Civil Procedure compel the Sullivan Group to interpose such claims, if at all, as counterclaims in Action 1.

          Subsequently, the Sullivan Group (as the Plaintiffs in Action 2) sought an Order compelling the Company to issue an opinion that the Shares are freely saleable without any restrictions or limitations under Rule 144. The Company opposed this application on the ground that independent of the aggregation or "acting in concert" limitation under Rule 144, which the Company contends was applicable, the return of the Shares was an element of the relief sought by the Company in Action 1.

          In a decision dated May 8, 2001, which addressed all three motions, the Court granted the Sullivan Group's motion to dismiss Action No. 1 on the ground that full diversity of citizenship between the plaintiffs and the defendants did not exist, and, therefore, as a procedural matter, the Court lacked subject matter jurisdiction. As a consequence, in addition to denying the material allegations of the Sullivan Group's complaint and setting forth several affirmative defenses to the 10b-5 claim and the claims for fraud, negligent misrepresentation and breach of the Employment Agreements, the Company and TSG now will reassert as counterclaims in their answer in Action No. 2, all of the claims which they asserted against the Sullivan Group and ProCare in their complaint in Action No. 1 plus an additional claim against the Sullivan Group for breach of certain of the express representations and warranties in the Merger Agreement. Although the Court did enjoin the Company to have its counsel issue an opinion letter under Rule 144, the Sullivan Group nevertheless are restricted to selling as a group during the prescribed temporal periods only that limited number of shares permitted under the aggregation proscriptions of Rule 144(e). The Court further mandated that as a condition of granting such preliminary injunctive relief, the Sullivan Group are compelled to deposit all of the proceeds of such sales into an escrow to be held as security for any and all costs and damages that the Company may suffer or incur if it is determined ultimately that such relief was wrongfully granted.

          The Company believes that its claims against the Sullivan Group are meritorious based on the facts and circumstances. Further, the Company believes that the claims by the Sullivan Group lack merit and it intends to engage in a vigorous defense.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exibits:
        -------

        10.1    Employment Agreement between Company and Walter R. Groteke.
        10.2    Employment Agreement between Company and Peter C. Castle.

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












Date: May 18, 2001