Form 10-K
period 2001-06-30
NETWOLVES CORP
filed 2001-10-12
CIK 1084103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 2001
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period _______________ to _______________

                          Commission File No. 0-25831

                              NetWolves Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             New York                                   11-2208052
    ------------------------------           ----------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization

One Corporate Drive, Bohemia, New York                    11716
--------------------------------------        ----------------------------------
(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code: (631) 589-8275
                                                     -------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0033 par value
                         ------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 6, 2001 as reported on the NASDAQ, was approximately $24,115,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliates status is not necessarily a conclusive determination for other purposes.

As of September 6, 2001, the Registrant had outstanding 10,658,065 shares of Common Stock.

Documents incorporated by reference:    None

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                                   FORM 10-K

                       AS OF JUNE 30, 2001, 2000 AND 1999


                               TABLE OF CONTENTS





PART I
  ITEM 1  Business                                                             1
  ITEM 2  Properties                                                          11
  ITEM 3  Legal Proceedings                                                   11
  ITEM 4  Submission of Matters to a Vote of Security Holders                 12

PART II
  ITEM 5  Market for Registrant's Common Equity and Related Stockholder
          Matters                                                             13
  ITEM 6  Selected Financial Data                                             13
  ITEM 7  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               15
  ITEM 7a Quantitative and Qualitative Disclosure About Market Risk           22
  ITEM 8  Financial Statements and Supplementary Data                         22
  ITEM 9  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                23

PART III
  ITEM 10 Directors and Executive Officers of the Registrant                  24
  ITEM 11 Executive Compensation                                              25
  ITEM 12 Security Ownership of Certain Beneficial Owners and Management      27
  ITEM 13 Certain Relationships and Related Transactions                      27

PART IV
  ITEM 14 Exhibits, Financial Statements Schedules, and Reports on Form 8-K   28

SIGNATURES                                                                    29

                                     PART I

ITEM 1.         BUSINESS

     This Annual Report on Form 10-K, the exhibits hereto and the information incorporated by reference herein contain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and such forward looking statements involve risks and uncertainties. When used in this report, the words "expects", "anticipates" and "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include those discussed below and those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" or incorporated by reference herein. NetWolves Corporation undertakes no obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date this Report is filed with the Securities and Exchange Commission or to reflect the occurrence of unanticipated events.

Overview

     NetWolves Corporation ("NetWolves" or the "Company") designs, develops, manufactures and sells Internet infrastructure security platforms, coupled with network based management services, designed to significantly reduce the upfront and ongoing costs associated with small, medium and remote offices' global internet access. The Company was founded in order to leverage the rapid progression of technology, removing barriers of entry for organizations desiring to attain the benefits and flexibility a public network enterprise offers. NetWolves patent pending system technology enables organizations to obtain their short, middle and long term IT and e-business initiatives through the deployment of our plug 'n' play perimeter office security platform, coupled with our secure remote monitoring and management ("SRM2 TM") system. Additionally, NetWolves advanced, centralized, reporting module offers for the first time the ability for corporate executives to view, via the Internet, statistical and performance metrics in real time.

     Netwolves products and services offer complete system solutions to organizations needing cost effective network security (firewall, routing, intrusion detection, content filtering, email, intranet, FTP, etc.) complete with advanced integrated hardware, a user-friendly interface, and internet-based expansion capabilities. As companies combine data and communications to reduce costs, NetWolves' provides cost-effective, value-added expansion technologies such as virtual private networking ("VPN"), a process used to allow secure data transmissions on a local area network, a wide area network, or to secure wireless network connections. This feature affords the user virtually all the benefits of lease-line service without the attendant recurring costs.

     NetWolves differentiates itself from its competitors primarily through its proprietary patent pending technology, which provides centralized remote monitoring and management facilities (SRM2 TM). While other, more labor-intensive management systems currently exist, such systems require an inbound administrative port to provide remote monitoring and management. Most Fortune 1000 companies are unwilling to take the risk of opening up an inbound administrative port while having their entire enterprise on a public broadband format. "Hackers", using simple port scanning tools, can easily locate these administrative inbound ports. SRM2 TM has the ability to monitor thousands of locations concurrently without opening an administrative inbound port and allows the secure, remote management and monitoring of multiple all-in-one gateway servers located worldwide. This monitoring can be performed in real-time, and from one or numerous central sites. This technology also allows a network administrator to create a configuration template with all the configuration information and changes required for all-in-one units. This template can be applied to each unit, all via a secure configuration mechanism from the central monitoring location, without compromising network security. It is this SRM2 TM system that forms the basis of the Company's agreement with the General Electric Company.

     NetWolves "edge of the network" security platforms and centralized management and monitoring systems are designed for our customers' present and future needs. The Company's initial target markets are the end users in small and mid-size businesses and large organizations with satellite offices. Larger end users, to whom the product is marketed, are companies with multi-state locations, government agencies and educational markets. NetWolves products are designed to service numerous markets, including financial, medical, legal, travel, entertainment, hotel, education, government, auto and petroleum industries. The Company's strategy is to establish their SRM2 TM technology as the standard for enterprise-wide secure network connectivity worldwide. To achieve its objectives, NetWolves seeks to form relationships with leading companies in their respective areas to deliver application-specific Internet solutions.

Agreement with General Electric

     On June 29, 2000, NetWolves and General Electric Company ("GE") entered into a six year agreement for the master purchase, license and support services of NetWolves' security, remote monitoring and configuration management system. GE, after extensive due diligence in looking for the all- in-one small office solution for network management, interconnectivity and security management, chose the Company's products for deployment throughout their enterprise.

     The contract is for a term of six years and can be extended for four additional one-year periods unless prior notice of non-renewal is given by either party as defined in the agreement. The contract provides for the Company to receive a fee upon shipment of each unit, and an additional one-time configuration and installation fee. Additionally, upon shipment of each unit, GE has the right to purchase from the Company support service and annual monitoring and management service on an annual basis ("Annual Services"). The Annual Services shall continue at the same rate per annum, at GE's discretion, provided that GE requests such services at any time during a subsequent year. GE is required to pay fees for Annual Services in full from the expiration date of the prior year period and revenue generated from the Annual Services is recognized over the service period.

     GE has commenced the process of using the Company's products for interconnectivity of its worldwide offices. The Company's products enable GE's offices to interact with each other, utilizing NetWolves advanced firewall security. NetWolves believes that this agreement further validates the Company's technology and innovations within the firewall and network security markets. Network security is one of the most formidable challenges facing Fortune 1000 companies, and with its new SRM2 TM system, NetWolves can offer the appropriate solutions.

Industry Background

     International Data Corporation (IDC), a market research organization, expects worldwide Internet infrastructure spending to increase from about $124 billion in 1999 to $370 billion in 2003, with a Compounded Annual Growth Rate of 32%. In order for the Internet to achieve its potential, the market or corporate users require that a comprehensive security infrastructure must exist in order to establish the requisite level of trust and confidence for conducting medium-to-large scale business transactions on-line. The realization that the Internet remains unsecured is not unknown to the investment community. Based on information gathered from various industry sources, the Internet security appliance market will reach as much as $13.3 billion by 2004. Infonetics
Research, Inc. sees the VPN products segment within the Internet security marketplace growing to $32 billion by 2003. NetWolves is poised to leverage this emerging and growing market.

     While security awareness is pervasive in the Fortune 100, the market is exploding in the Fortune 1000. NetWolves products and services allow companies from the Fortune 1000 to the medium and small office markets to take full advantage of the emerging global Internet-based economy. The medium and small office markets include business enterprises, remote and branch offices of large corporations, government offices, telecommuter home offices, and education markets for businesses and consumers.

     NetWolves' products can be deployed pre-configuration, which minimizes the purchase, installation and maintenance costs typical of traditional Internet security and access solutions. With retail prices ranging from $1,000 to $5,000, compared to competitive products that range in price from approximately $5,000 to in excess of $20,000, the Company's products are designed to enable customers to reduce purchase, service and personnel hiring costs. A recently released survey conducted by Information Security reveals that the percentage of companies spending more than $1 million for security has risen from 12% in 1999 to 25% today. NetWolves' products are designed to maximize reliability and uptime, and can be used in networks ranging in size from one to thousands of users in multiple locations. In effect, NetWolves is fast becoming a beneficiary of growing awareness among corporations looking to acquire security.

     Historically, to create an Internet presence, an organization needed access to complex network technologies and one or more costly general-purpose servers, which often require technically skilled staff to maintain. The expense and technical complexity of these network technologies and general purpose servers often discourage their adoption by small-to-medium-size organizations, due to their limited budgets and technology skills. The reliability of these complex networks was often called to question, due, if for no other reason, for their complexity alone. NetWolves SRM2 TM system represents an innovative approach to cost effective network managed security, working with other network devices, to provide services to perimeter network users. Today, building upon NetWolves core-technology foundation, server appliances have evolved to become centrally managed security services (see MSS), designed to facilitate authorized users within the network while, at the same time providing an aggressive rejection of "hackers" who have the capabilities to gain unauthorized access into networks.

     The security of the perimeter or remote office is a critical component for virtually every local area network (LAN) and wide area network (WAN) connected to the Internet. Applications such as Firewall, VPN, Web Server and Web Access Control have become absolute necessities for virtually every business, whether a single-location retailer or a Fortune 1000 global enterprise. Recent news of security breaches is driving Corporate America to focus its priorities on identifying and correcting network vulnerabilities. The NetWolves security-hardened software platform, integral to our SRM2 TM system configurations, is an important step forward toward meeting the challenge of today's increasingly sophisticated network assaults.

Products and Services

     The NetWolves Security Suite ("NSS") and gateway platforms offer sophisticated, yet easy-to-use devices for securely connecting people and networks to the Internet by combining a wide range of functionality and communications choices. These functionalities include Internet access, firewall security, web access control, e-mail, IP routing, web server, web caching server, DNS caching server, DHCP server, and file sharing in an easy-to-configure integrated software and hardware gateway solution. NetWolves' platforms work with a variety of access methods including North American T1/56K, European E1 standards, local dial up or ISDN lines, DSL, or cable modems.

     When NetWolves' gateway platform is connected to a company's internal computer network and an Internet service, it provides shared Internet access for a few or up to hundreds of users behind the appliance. The Internet provides one of today's most cost-effective means of communication, and through use of the NSS, an organization with many locations can create online communities leveraging the power of the Internet.

     NSSs are advanced firewall security systems that enable business to implement company-wide network security policies. NSSs protect a company's valuable data assets from hackers. NSSs cost substantially less than the purchase of its functionality in separate products. Further, its "all-in-one" solution significantly reduces costly network administration overhead, since there are less divergent components to administer within the NSS. Each feature within the suite is designed to work together using integrated hardware and software with a common interface. This facilitates expansion and support of the converging voice and data industries.

     NetWolves' platforms are configured using a web-based graphical user interface (GUI) and are designed for basic network connectivity, although they can be customized to handle large-scale applications for vertical market solutions. NetWolves develops custom software applications that are fully integrated with commodity off-the-shelf hardware components. NetWolves maximizes its focus in core technology research and development, and out-sources the physical manufacturing functions required to meet production requirements.

     Keeping data secure is one of the main functions of NSS. Companies significantly reduce leased line/private communication costs by installing the VPN feature and utilizing the Internet to maintain data privacy, which is maintained through the use of a tunneling protocol and security procedures, sending encrypted (scrambled) data over the Internet. The primary benefit of the VPN is providing the client communication services at significantly reduced costs by utilizing the shared public infrastructure rather than private services. Businesses are implementing a similar process called Client or Remote VPN, allowing employees to communicate with their company's network at any time from outside the workplace, using a laptop or desktop computer and Client VPN software. This cost-effective solution makes businesses more productive by giving remote users secure access to vital data resources.

     The World Wide Web is a broad universe of network-accessible information. To enable employers to keep employees focused on business issues, most NSS packages include Web Access Control as a standard or optional feature. Using Web Access Control, a Client's System Administrator can block or permit access to the Internet and specific web sites. If a business owner or teacher needs to enforce or implement an acceptable usage policy to keep employees productive or students from inappropriate sites, this is accommodated through Web Access Control.

     E-mail allows electronic messages to be delivered over the Internet to specific individuals and groups. It is one of the fastest, most cost-effective ways to deliver messages, documents, web pages, and secured information. Many NSS packages include as a standard or an optional feature an integrated E-mail server that supports a virtually unlimited number of accounts.

     NSS incorporates an Internet Protocol (IP) router. The Internet Protocol is the language the Internet "speaks" in order to communicate. A router is a device, or in some cases, software that determines the next network point to which a packet of data should be forwarded toward its destination. The router is connected to at least two networks and decides which way to send each information packet based on its current understanding of the state of the networks to which it is connected.

     The NSS Web server is a program that, using the client/server model and the World Wide Web's Hypertext Transfer Protocol (HTTP), serves the files that form web pages to Web users (whose computers contain web browsers such as Netscape that forward their requests). Every computer on the Internet that contains a web site must have a Web Server program. The most widely used Web servers are Apache, which is the server used by NetWolves to host an Internet web site or an intranet. An intranet is similar to an Internet site except that it is accessible by internal users and not by the general public. If you need to make an area of the Intranet available to a business partner or supplier it is done through authentication (usually a username and password) - this is referred to as an Extranet.

     Clients using a NetWolves Web Server can quickly bring new products to market, use it as a portal for customer service and build web sites to sell products and services online. Utilized with the Web Server, additional programs can be used with the Web Server to collect valuable customer data, such as personal preferences, product interest, and time spent browsing specific web pages.

     Top-of-the-line NSS packages incorporate a Web Caching server, which stores web pages visited by users. Caching web pages speeds up browsing and optimizes Internet services. Pages stored remain available locally for subsequent requests. This feature enhances the efficiency of the NSS as an Internet access solution.

     Typically, using a web browser, a user attempting to access information on the Internet performs a Domain Name System (DNS) lookup. DNS is the Internet service that converts understandable web site names (for example www.netwolves.com) into computer readable web site numbers or IP addresses (IP numbers are meaningful only to those who need to know them and not to the average web user). By integrating a DNS Caching server directly into the NSS, Internet traffic is reduced and web site address look-up time is faster, therefore increasing the overall performance of the system.

     A Dynamic Host Configuration Protocol (DHCP) server integrated into the NSS allows for easy management when adding computers to the company network. It saves time and allows network administrators to work more efficiently, eliminating the need for a person to travel to a remote location to configure a computer with an IP address.

     File Sharing allows employees or departments to use the NSS to share data files with co-workers, specifying varying levels of access privileges. Individuals and groups can be organized in any way a company chooses. Access is restricted to those connected to the company network and permitted to have access. Benefits include centrally located files, backup of local computer files, password protection, and the ability to preset privileges for files so only certain users can open, read and modify them.

     Web Based Administrative Interface (AI) allows the network administrator to configure the various subsystems of the NSS. The NSS becomes completely transparent to the Internet user. Likewise, because the NSS is easy to set-up, it will feel transparent to the administrator. This is especially true should changes be required following initial installation. Since all administration of the NSS is performed through a web browser, the administrator can work from any workstation on the LAN.

NSS Features

The NSS offers the following features:

     o    They can  securely  connect any number of users in a small  geographic
          area  (LAN)   simultaneous   to  the  Internet   through  a  dedicated
          connection.

     o Hierarchical caching, which are rules that tell a computer to look for the data stored locally before accessing the internet for data, gives the NSS more efficient web viewing and greater ability to transfer data from one file to another.

     o Any number of users can send and receive e-mail individually, while sharing one Internet service provider account.

     o    A firewall protects the LAN from Internet-borne attacks.

     o An advanced network address translation module allows the creation of powerful address translation rules for greater firewall flexibility.

     o Files that store events for review at a later date ensure appropriate use of Internet resources.

     o    Scalability allows Internet usage to grow as a company expands.

     o    A  network  file  server   centrally  stores  programs  and  data  for
          accessibility to multiple users simultaneously and shares data and programs from a central location.

     o They can be used as a stand-alone firewall to protect the resources of a private network from users outside on a public network.

     o    They allow a company to publish and host a web site.

Optional NSS Features

The NSS also offers the following optional features:


     o Extra 10.2 GB EIDE hard drive provides extra storage for shared files and Web data.

     o E-Mail Archive module allows all inbound and outbound e-mail to be saved for archival/compliance purposes.

     o Advanced access control module allows control over who can access the web and the sites to which they have access.

     o Virtual Private Networking (VPN) module provides a process for encrypting data for secure transmission over public networks and supports Internet Key Exchange (IKE) and IPsec (a security protocol).

     o Intrusion Detection System (IDS) is a real time, network-based system designed to detect, report, and terminate unauthorized activity throughout the network.

     o    Utilizing  SmartFilter  technology,   the  network  administrator  can
          effectively block or deny access to the Internet and specific web sites.

Firewall and Security Functions

     NetWolves believes that security is an essential element of any Internet connectivity solution. For this reason, the NSS includes high-end firewall security protection, without requiring the purchase of additional components.

     NSSs are designed to protect a company's private data and systems from outside intruders with its firewall security system, incorporating three separate firewall technologies:

     o Stateful packet filters verify that all incoming data packets coming from the Internet have been requested by an authorized user on the LAN.

     o Proxy applications prevent unauthorized Internet applications from accessing the LAN.

     o Network Address Translation ("NAT"), which are conversions of public addresses to and from private addresses, makes the network invisible to outside Internet users by hiding the internal network's addresses of each sender or receiver of information.

     All packets of data entering the NSS from the Internet are first checked for validity against a series of stateful packet filters. Data is then forwarded to proxy applications that further inspect the contents of the packets for potential security violations. If the data is determined to be valid by both the stateful packet filters and proxy applications, it is allowed to enter the secure LAN.

     NSS is designed with fully configurable firewalls and network address translation rules that give the network administrator greater flexibility in allowing or denying incoming and outgoing data.

E-Mail Services

     A key feature of NSS is the advanced and powerful management of electronic mail. With only one Internet account, an unlimited number of users can send and receive e-mail. In addition, NSS supports Internet e-mail standards. For e-mail between the NSS and the Internet, NetWolves uses the standard simple mail transfer protocol (SMTP) protocol, which is the standard for e-mail transmission on the Internet. For LAN users, the NSS supports a number of different protocols. If the NSS is used as the LAN's e-mail server, two common client-server e-mail protocol standards are supported:

     o POP-3 - a process for retrieving e-mail from its stored location to the viewer.

     o    IMAP - a method of viewing electronic mail at its stored location.

The NSS supports several e-mail clients, including:

     o    Microsoft Exchange TM

     o    Microsoft Internet Mail TM

     o    Netscape Navigator Mail TM

     o    Eudora TM

     o    Pegasus TM

The NSS supports several e-mail gateways, including:

     o    Microsoft Exchange Server TM

     o    Lotus cc:Mail TM

     o    GroupWise Mail TM

     o    Others with SMTP gateways

Secure Remote Management and Monitoring Services ("SRM2 TM")

     Under the SRM2 TM umbrella, product architecture planners believe that Managed Security Services (MSS) will play an even more important role in future security plans. Since a customer base already exists within NSSs, the security-monitoring infrastructure will significantly reduce costs and provide effective and economical network managed security services to NetWolves clients.

SRM2 TM is comprised of the following product subsystems:

     o SRM2 TM provides monitoring, notification, paging and alarming capabilities of remote appliances. The firewall status, VPN tunnel status and AI configuration status of all remote appliances are monitored and logged.

     o    SRM2 TM Management and  Configuration  allows remote  appliances to be managed and configured individually or by groups. This can include complete operating system upgrades. Additionally, the remote appliances are capable of fail over to an alternate SRM2 TM server in the event that the primary server is inaccessible.

     o SRM2 TM Extranet allows an authorized user to access specific information about remote appliances (individually or by groups) via an extranet site. Specific information includes firewall status, the number of active VPN connections, traffic statistics, intrusion detection data, activity logs, and AI configuration data.

     o SRM2 TM NetMetrics allows for page retrieval time and e-mail cycle time calculations to be performed. Page retrieval time is calculated by determining the time it takes to completely load specified web page(s) directly from the Internet, while e-mail cycle time is calculated by determining the amount of time it takes to send and then receive a reply e-mail from a specified mail account. The metrics information is then transferred from each individual appliance to a database, where it can be accessed by the SRM2 TM system via the extranet site.

     o SRM2 TM SmartFilter specifies which users on a protected LAN can access the Web, as well as which sites containing material considered inappropriate for viewing within a business or educational environment should be blocked. A categorized database of URLs provides control over which sites can be visited or should be blocked. Web site access is controlled by user, group or category.

     o SRM2 TM Intrusion Detection provides host and network based intrusion detection capabilities for remote appliances. Host file system level IDS is provided by Samhain, while network level IDS is provided by Snort. Web-based reporting of the IDS information is provided by ACID (Analysis Console for Intrusion Detection). The IDS information is then transferred from each individual appliance to a database, where it can be accessed by the SRM2 TM system via the extranet site.

     o SRM2 TM Virus Detection will stipulate both protection (security) of remote appliances from hardware glitches, software bugs and any attempts to sabotage client data, and damage control through immediate detection. Activity logs are transferred from each individual appliance to a database, where they can be accessed by the SRM2 TM system via the extranet site.

     SRM2 TM technology, combined with the Company's core suite of secure internet appliances and a centralized monitoring office, makes available to network administrators and organizations what the Company believes to be the complete solution to managing, monitoring and securing their networks.

Engineering and Development

     The Internet and the computer hardware and software industry are characterized by rapid technological change, which requires ongoing development and maintenance of products. It is customary for modifications to be made to products as experience with their use grows or changes in manufacturer's hardware and software are required.

     NetWolves' engineering and development group is comprised of a core team of engineers who specialize in different areas of security and product development. NetWolves engineering team has experience in a variety of industries, including information security, designing networking protocols, building interfaces, designing databases, and computer telephony. Their expertise is used in the design of our core products and seeking enhanced functionality to meet future customer needs. As of August 20, 2001, the Company's engineering and development group consists of 31 employees. The Company seeks to recruit highly qualified employees and its ability to attract and retain such employees will be a principal factor in its success in achieving and maintaining a leading technological position.

     Engineering and development expenses were approximately $1,893,000, $1,329,000 and $418,000, exclusive of capitalized software development costs of approximately $116,000, $170,000 and none for the years ended June 30, 2001, 2000 and 1999, respectively. The Company intends to increase its investment in product development and believes that its future product offerings will depend, in part, on its ability to develop, manufacture and market new products and enhancements to existing products on a cost-effective and timely basis.

Manufacturing

     The Company currently uses a hybrid manufacturing and assembly model to produce its products. The enclosures for the Company's FoxBox products are manufactured by Florida Metal Stamping, Inc. ("FMS") of Largo, Florida. FMS is an ISO 9002 certified manufacturer, fabricator and assembler of enclosures for major electronic systems manufacturers. ChipTech Corp. of Pembroke Park, Florida supplies the enclosures and motherboards for the Company's WolfPac products. Electronic components and custom enclosure components for significant future builds will be outsourced to one or numerous manufacturers.

     While the Company has no long-term agreement with FMS or ChipTech, it believes that alternative manufacturers are available in the event the Company seeks to change or expand upon manufacturers of its products.

Production Process

     The process used to produce NetWolves products begins with hardware configuration, installing the appropriate version of the Company's software, configuring client-specific software components, followed by a unit testing process. Raw/prefabricated materials, components, and subassemblies required for production include motherboards, CPU's, cases, Ethernet cards, network communication cards, hard drives, memory, CPU fans and power supplies. The Company believes that these materials are available from several companies and that alternative sources of supply are currently available.

Testing

     A majority of testing is performed as part of the manufacturing process. In addition, NetWolves performs quality testing via the Internet on a periodic basis to verify that the assembled products meet all production quality criteria. Also, randomly chosen units are shipped from the production assembly facility back to NetWolves for additional testing.

     In addition to testing the product on a regular basis, NetWolves researches the status of existing components used in its products to determine if they are being phased out or prices have changed. If it concludes that a certain component must be substituted, trial testing is performed on a new component to determine if it meets product component criteria. If it meets this criterion, which includes cost effectiveness, longer life expectancy and product efficiency, a plan to develop and use the component is implemented.

Customer Service and Technical Support

     The Company maintains an experienced staff of customer service personnel to provide technical support to its customers. Each member of the customer service staff is certified through an ongoing in- house training and testing program to provide support for each individual product. The Company's customer service staff provides product support via telephone and e-mail 24 hours per day, seven days per week. The Company generally provides software and documentation updates, including maintenance releases, operating system upgrades and major functional upgrades, as part of its customer support services.

Sales and Marketing

     The Company's marketing and sales strategy is to enter into multi-national reseller agreements with one or more primary distributors and value added resellers (Internet Service Providers (ISP's), Competitive Local Exchange Carriers (CLEC's), Incumbent Local Exchange Carriers (ILEC's), systems integrators, interconnects) of Internet access security devices. In addition, NetWolves' direct sales force is focused on opening large scale opportunities for firewalls, caching servers, hosting servers, email servers, web access filtering systems, and file servers with multi-national Fortune 1000 enterprises. The channel and direct sales approach allows NetWolves to take advantage of the personal business contacts of its senior stockholders while building channel sales potential in the low end of the market. The Company is also entering into agreements and partnerships with providers of services, software and hardware products that enhance the functionality of its product lines . This functionality is geared to enhance our entry to markets that include education, finance, medical, legal, petroleum, government, travel, hotel, entertainment and auto industries. NetWolves intends to recruit sales representatives and sales engineering consultants in two North American regional areas; Eastern and Western United States, managed by our Director of Sales and Marketing currently and Regional Managers in the future. Field Sales Representatives are currently in place in London, New York, Tampa, Dallas and Chicago. They are supported by an in-house telemarketing organization based in Tampa, Florida. Our sales engineers perform important pre and post-sales functions, including systems analysis, product demonstrations, and customizing solutions for various end user and value added reseller prospects.

     The Company has implemented marketing initiatives to support sales and distribution of its products and services and to communicate and promote corporate initiatives and direction. The Company's sales and marketing management employees are responsible for collateral development, lead generation, customer and technical support, systems analysis, and market awareness of the Company and its products. Marketing programs include public relations, product seminars, industry conferences and trade shows, coop advertising, telemarketing and direct mail. The Company's marketing employees also contribute to both the product development direction and strategic planning processes by providing product/market research and conducting focused product surveys.

Licensing and Intellectual Property

     The Company considers certain features of its products, including its methodology and technology, to be proprietary. The Company relies on a combination of trade secret, copyright and trademark laws, contractual provisions and certain technology and security measures to protect its proprietary intellectual property. We generally enter into confidentiality agreements with our employees, consultants, business partners and major customers. NetWolves owns numerous copyrighted works of authorship in computer programs, including, but not limited, to portions of the FoxOS (operating system), ESCN (distance learning), products related to FoxOS and ESCN, and various proprietary enhancements to publicly available open source system software; as well as traditional media, including, but not limited to, marketing materials, documentation and white papers. Applications for registration of those copyrights have been filed with respect to some of these works, and further applications are expected to be filed in the near future.

     On June 21, 2000, the Company filed a patent application with the U.S. Patent and Trademark Office for technology that provides secure, centralized remote management and monitoring of networks using the Internet. This "SRM2 TM " system has enabled the Company to expand the use of its technology to Fortune 1000 organizations with multiple worldwide locations such as General Electric.

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

Competition

     Current and potential competitors in our markets include, but are not limited to, the following, all of whom sell world-wide or have a presence in most of the major markets for such products: security appliance suppliers such as Cobalt Networks, Inc. (acquired by Sun Microsystems, Inc.), Watchguard Technologies, Inc., SonicWALL, Inc., enterprise firewall software vendors such as Check Point Software and Axent Technologies; network equipment manufacturers such as Cisco Systems, Lucent Technologies, Nortel Networks, 3COM and Nokia; computer or network component manufacturers such as Intel Corporation; and operating system software vendors such as Microsoft Corporation, Novell, Inc. and Sun Microsystems, Inc. The Company expects competition to intensify as more companies enter the market and compete for market share. In addition, companies currently in the server market may continue to change product offerings in order to capture further market share. Many of these companies have substantially greater financial and marketing resources, research and development staffs, manufacturing and distribution facilities. There can be no assurance that the Company's current and potential competitors will not develop products that may or may not be perceived to be more effective or responsive to technological change than that of the Company, or that current or future products will not be rendered obsolete by such developments. Furthermore, increased competition could result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on the Company's business operating results and financial condition.

     The Company believes that an important competitive factor in its market is the cost effective integration of many services in a single unit. In this regard, the Company believes that it compares favorably to its competitors in the markets it serves in price and overall cost of ownership, including administrative and maintenance costs. However, equally important are other factors, including but not limited to, product quality and scope of performance, product reliability, availability, upgradability, and technical service and support. The Company's ability to compete will depend upon, among other factors, its ability to anticipate industry trends, invest in product research and development, and effectively manage the introduction of new or upgraded products into targeted markets.

Employees

     As of August 20, 2001, the Company employed approximately 75 full-time employees (9 of which are covered by employment agreements). Approximately 31 of these employees are involved in research and development, 21 in sales and marketing, and 23 in finance and general administration. In addition, the Company has retained independent contractors on a consulting basis who support engineering and marketing functions. To date, the Company believes it has been successful in attracting and retaining skilled and motivated individuals. The Company's success will depend in large part upon its continued ability to attract and retain qualified employees. The Company has never experienced a work stoppage and its employees are not covered by a collective bargaining agreement. The Company believes that it has good relations with its employees.

ITEM 2. PROPERTIES

     The Company currently maintains leased facilities in the locations listed below.

                                                                                                       CURRENT
                                                                                                        ANNUAL
                                                                        SQUARE          TERM OF         LEASE
         FUNCTION                            LOCATION                    FEET             LEASE         COSTS
----------------------                 ---------------------            -------         --------     ----------
NetWolves Technologies                 4002 Eisenhower Blvd.             20,520         12/20/05     $  441,000
Corporation - Corporate                Tampa, FL 33634
Headquarters

NetWolves Corporation                  One Corporate Drive                4,318         06/30/05     $  100,000
/ComputerCOP Corp. -                   Bohemia, NY 11716
Corporate Headquarters

TSG Global Education Web,              320 Soundview Road                 1,800         12/31/04     $   79,000
Inc. - Corporate                       Guilford, CT 06437
Headquarters


     On February 27, 2001, the Company entered into an agreement with GATX Capital Corporation ("GATX"), whereby the Company assigned one of its leases to GATX through the term of the lease. In accordance with the terms of the agreement, the Company is required to make monthly payments approximating $2,500 through June 2002.

     The Company believes that its present facilities are adequate to meet its current business requirements and that suitable facilities for expansion will be available, if necessary, to accommodate further physical expansion of corporate operations and for additional sales and support offices.


ITEM 3. LEGAL PROCEEDINGS

The Sullivan Group

     On or about November 22, 2000 the Company commenced a lawsuit ("Action 1") in the United States District Court for the Southern District of New York against certain defendants who were officers and/or directors of TSG (the "Sullivan Group") and against an Ohio Corporation, ProCare, Inc. ("ProCare"). In response to Action 1, on or about December 19, 2000, the Sullivan Group commenced a lawsuit ("Action 2") in the United States District Court for the Southern District of New York against the Company and other defendants. The Company claims that it was induced to enter into the merger agreement and consummate the merger transaction based upon fraudulent misrepresentations and the purposeful concealment of material information by the Sullivan Group. The Sullivan Group are contending, correspondingly, that it was the Company and certain of the current and former officers and directors who induced the Sullivan Group to enter into the merger agreement by making false or negligent misrepresentations regarding the Company's principal product. Service revenue from the TSG subsidiary has been, and will continue to be substantially reduced as a result of the reduction in its operations and the continuing disputes between the parties.

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

     In a decision dated May 8, 2001, which addressed all three motions, the Court granted the Sullivan Group's motion to dismiss Action No. 1 on the ground that full diversity of citizenship between the plaintiffs and the defendants did not exist, and, therefore, as a procedural matter, the Court lacked subject matter jurisdiction. As a consequence, in addition to denying the material allegations of the Sullivan Group's complaint and setting forth several affirmative defenses to the 10b-5 claim and the claims for fraud, negligent misrepresentation and breach of the Employment Agreements, the Company and TSG have now reasserted as counterclaims in their answer in Action No. 2, all of the claims which they asserted against the Sullivan Group and ProCare (as an additional defendant on the counterclaims) in their complaint in Action No. 1 plus an additional claim against the Sullivan Group for breach of certain of the express representations and warranties in the Merger Agreement. Based on the foregoing, the Company and TSG are seeking compensatory damages in excess of $5 million, punitive damages in the amount of $5 million and injunctive and other ancillary relief. Based upon the allegations in their complaint, the Sullivan Group are seeking $8 million in compensatory damages and $8 million in punitive damages. Although the Court did enjoin the Company to have its counsel issue an opinion letter under Rule 144, the Sullivan Group nevertheless are restricted to selling as a group during the prescribed temporal periods only that limited number of shares permitted under the aggregation proscriptions of Rule 144(e). The Court further mandated that as a condition of granting such preliminary injunctive relief, the Sullivan Group are compelled to deposit all of the proceeds of such sales into an escrow to be held as security for any and all costs and damages that the Company may suffer or incur if it is determined ultimately that such relief was wrongfully granted.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) On April 20, 2000, NetWolves' common stock commenced trading on the NASDAQ SmallCap market under the trading symbol "WOLV". From December 1998 to April 20, 2000, NetWolves' common stock was traded on the OTC Bulletin Board under the same symbol. Prior to the December 1998 name and symbol change, the Company's stock traded under the symbol "WDGT", Watchdog Patrols, Inc. The following table sets forth the high and low closing prices for the common stock for the fiscal quarters indicated:

                                               Fiscal 2001                   Fiscal 2000
                                               -----------                   -----------
         Quarter                          High            Low            High            Low
         -------                      -----------     ----------      ----------      ---------
         First                        $    11.000     $    4.625      $   31.500       $  16.500
         Second                             7.500          2.625          25.250          18.500
         Third                              6.000          2.969          23.125          17.000
         Fourth                             5.420          2.594          16.750           7.500

     As of September 6, 2001, there were approximately 175 holders of record of the common stock. On August 21, 2001, the closing sales price of NetWolves common stock was $3.25 per share.

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

     The transfer agent and registrar of NetWolves' Common Stock is American Stock Transfer and Trust Co., 40 Wall Street, New York, New York 10005.

ITEM 6.         SELECTED FINANCIAL DATA

     The following consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto. The selected consolidated statement of operations data for the years ended June 30, 2001, 2000 and 1999 and the selected consolidated balance sheet data as of June 30, 2001 and 2000 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The selected consolidated statement of operations data for the period from February 13, 1998 (inception) to June 30, 1998 and the selected consolidated balance sheet data as of June 30, 1998 are derived from our audited consolidated financial statements that are not included in this annual report on Form 10-K. The historical results presented below are not necessarily indicative of future results.

                                                                                                        Period from
                                                              Year ended June 30,                   February 13, 1998
                                             -----------------------------------------------------    (inception) to
                                                    2001               2000             1999           June 30, 1998
                                             ----------------   ----------------  ----------------  -----------------
Consolidated Statements of
 Operations Data:
   Revenue                                   $    1,425,138     $    1,423,690     $   1,789,144    $       29,621
   Cost of revenue                                1,345,120            959,039           582,724             5,681
                                             --------------     --------------     -------------    --------------
   Gross profit                                      80,018            464,651         1,206,420            23,940

   Operating expenses                            15,982,067         24,281,166         8,666,381           149,510
                                             --------------     --------------     -------------    --------------
   Loss before other income (expense)
       and income taxes                         (15,902,049)       (23,816,515)       (7,459,961)         (125,570)

   Investment income (expense), net                 650,003            611,746            58,884             6,501
   Other (expense) income                            (3,545)            68,012           478,063              (345)
                                             --------------     --------------     -------------    --------------
   Loss before income taxes                     (15,255,591)       (23,136,757)       (6,923,014)         (119,414)
   (Provision for) benefit from income
       taxes                                          -                (25,000)            -                20,000
                                             --------------     --------------     -------------    --------------
Net loss from continuing operations             (15,255,591)       (23,161,757)       (6,923,014)          (99,414)

Discontinued business
   Loss from discontinued operations             (4,725,901)        (1,165,191)            -                -
   Loss on disposal of discontinued
       operations                                 (650,000)               -                -                -
                                             --------------     --------------     -------------    --------------
Net loss                                     $  (20,631,492)   $  (24,326,948)     $  (6,923,014)   $      (99,414)
                                             ===============    =============      =============    ==============
Basic and diluted net loss per share
  Loss from continuing operations            $        (1.74)   $        (3.29)     $       (1.48)   $        (0.04)
  Loss from discontinued operations                    (.61)             (.17)              -                 -
                                             --------------     --------------     -------------    --------------
                                             $        (2.35)   $        (3.46)     $       (1.48)   $        (0.04)
                                             ==============     =============      =============    ==============
   Weighted average common shares
       Outstanding, basic and diluted             8,776,928          7,034,994         4,691,651         2,810,102
                                             ==============     =============      =============    ==============

                                                                             June 30,
                                             ---------------------------------------------------------------------
                                                    2001              2000              1999              1998
                                             --------------     --------------     -------------    --------------
Consolidated Balance Sheet Data:
  Cash and cash equivalents                  $    4,411,657     $  20,204,309      $   5,585,981    $    1,118,416
  Marketable securities, available for
     sale                                            71,000            99,500            606,000         1,063,828
  Working capital                                 3,794,438        19,459,099          5,799,246         2,918,327
  Total assets                                    6,860,444        25,543,130         12,811,934         2,959,451
  Long-term debt, net of current
     maturities                                      80,000           418,102            266,537              -
  Minority interest                                 281,693           305,761            704,500              -
  Total shareholders' equity                      4,662,230        22,807,629         11,099,802         2,928,003

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

     Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", "continue" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks included in this annual report on Form 10-K. These factors may cause our actual results to differ materially from any forward- looking statement.

Overview

     The Company is a corporation with a limited operating history, formed in February 1998, when it commenced field trial and limited sales of its original product, the "FoxBox". Additionally, efforts were made to obtain operating capital and convert the Company to a public entity. This was successfully accomplished through a reverse merger with Watchdog Patrols, Inc., a publicly traded (OTCBB), non- reporting corporation. Operating expenses have increased significantly since the Company's inception. This reflects the cost associated with the formation of the Company as well as increased efforts to promote market awareness for the Company's security products and services, solicit new customers, recruit personnel, build operating infrastructure and continued product development.

     Netwolves products and services offer complete system solutions to organizations needing cost effective network security (firewall, routing, intrusion detection, content filtering, email, intranet, FTP, etc.) complete with advanced integrated hardware, a user-friendly interface, and net-based expansion capabilities. As companies combine data and communications to reduce costs, NetWolves' provides cost-effective, value-added expansion technologies such as VPN, a process used to allow secure data transmissions on a local area network, a wide area network, or to secure wireless network connections. This feature affords the user virtually all the benefits of lease-line service without the attendant recurring costs.

     NetWolves differentiates itself from its competitors primarily through its proprietary patent pending technology, which provides centralized remote monitoring and management ("SRM2 TM"). While other, more labor intensive management systems currently exist, such systems require an inbound administrative port to provide remote monitoring and management. Most Fortune 1000 companies are unwilling to take the risk of opening up an administrative inbound port while having their entire enterprise on a public broadband format. "Hackers", using simple port scanning tools, can easily locate these administrative inbound ports. SRM2 TM has the ability to monitor thousands of locations concurrently without opening an administrative inbound port and allows the secure, remote management and monitoring of multiple all-in-one gateway servers located worldwide. This monitoring can be performed in real-time, and from one or numerous central sites. This technology also allows a network administrator to create a configuration template with all the configuration information and changes required for all-in-one units. This template can be applied to each unit, all via a secure configuration mechanism from the central monitoring location, without compromising network security. It is this SRM2 TM system that forms the basis of the Company's agreement with the General Electric Company.

     The Company's initial target markets are perimeter offices of Fortune 1000 companies and small to medium size business requiring secure managed Internet access.

     In January 1999, the Company entered into an agreement with Sales & Management Consulting, Inc. (d/b/a The Sullivan Group), a consulting organization serving the needs of the automobile aftermarket, convenience stores and oil industry. In July 1999, the Company acquired The Sullivan Group and the five principal officers and employees of The Sullivan Group were retained under long-term employment contracts. On or about November 22, 2000 the Company commenced a lawsuit in the United States District Court for the Southern District of New York against certain defendants who were officers and/or directors of TSG (see Item 3 - Legal Proceedings).

     In February 2000, NetWolves acquired ComputerCOP Corporation, whose assets included ComputerCOP technology, inventory and $20.5 million in cash intended to fund future growth. The shares issued by the Company in connection with the acquisition are subject to a Voting Trust Agreement, wherein the Company's chief executive officer has been granted the right to vote all Trust Shares for two years, subject to earlier termination on the sale of the shares based on certain parameters. During June 2001, the Company formally adopted a plan to discontinue its ComputerCOP software operations. At that time, this consisted primarily of ComputerCOP software technology, inventory and property and equipment. The Company has accrued a provision for estimated losses during the phase out period operations of approximately $497,000 at June 30, 2001 and has restated the consolidated financial statements for the years prior to fiscal 2001 to separately report results of discontinued operations from the results of continuing operations.

     On June 29, 2000, NetWolves and General Electric Company ("GE") signed a contract for the master purchase, license and support services of NetWolves' security, remote monitoring and configuration management system. GE is in the process of using the Company's products for interconnectivity of its worldwide offices.

     The contract is for a term of six years and can be extended for four additional one-year periods unless prior notice of non-renewal is given by either party as defined in the agreement. The contract provides for the Company to receive a fee upon shipment of each unit, and an additional one-time configuration and installation fee. Additionally, upon shipment of each unit, GE has the right to purchase from the Company support service and annual monitoring and management service on an annual basis ("Annual Services"). The Annual Services shall continue at the same rate per annum, at GE's discretion, provided that GE requests such services at any time during a subsequent year. GE is required to pay fees for Annual Services in full from the expiration date of the prior year period and revenue generated from the Annual Services is recognized over the service period.

     In connection with the Company entering into the agreement, the Company issued GE a warrant to purchase 500,000 shares of common stock that may be exercised ratably at a price equivalent to the market price at the time of vesting and which vest upon the Company receiving orders (as defined in the agreement) of an amount equal to or in excess of, in the aggregate, $2, $3, $4 and $5 million.

     The Company issued 200,000 shares of common stock to GE in June 2000.

Results of Operations

     The Company had operated in three business segments, the technology segment, the training and consulting segment and the computer software segment. During June 2001, the Company formally adopted a plan to discontinue its ComputerCOP software operations, eliminating the computer software segment, and has restated the consolidated financial statements for the years prior to fiscal 2001 to separately report results of discontinued operations from the results of continuing operations.

The year ended June 30, 2001 ("Fiscal 2001") compared to the year ended June 30, 2000 ("Fiscal 2000") is as follows:

Revenue

     Revenue from continuing operations increased to $1,425,138 in Fiscal 2001 from $1,423,690 in Fiscal 2000. The increase in revenue was primarily the result of an increase in sales of the Company's Internet products and services (technology segment), partially offset by an decrease in management and consulting service revenue as a result of the continuing disputes between TSG and certain former employees (See "Item 3 Legal Proceedings"). The increase in revenue in the technology segment is from shipments to its major customer within that segment. Additional sales to this major customer were delayed largely as a result of requests by this customer to add additional features in the products prior to delivery, including the embedding of third party software applications. The Company believes that the delay in delivery caused by adding these additional features will result in substantial additional benefits, since the features added to its core products should assist the Company in facilitating sales to other Fortune 1000 companies. The Company intends to generate continuing revenue from the sale of its Internet products and services in the coming year, including continuing revenue from this customer, as the requested additional features, including new third party software applications, have now been added to its products so that the focus will be on the production and sale of its core technology. The decrease in consulting revenue is primarily attributable to the termination of a contract with BP Amoco in December 2000. Service revenue from the TSG subsidiary will be substantially reduced as a result of the reduction in its operations and the continuing disputes between the parties.

     Revenue from discontinued operations increased to $102,525 compared to none in the prior year. The increase was due to the commencement of sales of the ComputerCOP software during the year ended June 30, 2001.

Cost of revenue and gross profit

     Cost of revenue for sale of the Company's Internet products and services include manufacturing costs, which to date have been outsourced, packaging and shipping costs and warranty expenses. Cost of revenue in connection with management and consulting services include direct expenses of employees and consultants utilized in the generation of management and consulting revenue. Cost of revenue from continuing operations increased to $1,345,120 for fiscal 2001 as compared to $959,039 for Fiscal 2000.

     Overall gross profit from continuing operations was at 6% for Fiscal 2001 as compared to 33% for Fiscal 2000. Negative gross profit in the technology segment resulted from a writedown of inventory approximating $243,000, of which, approximately $97,000 occurred during the quarter ended June 30, 2001, caused by the substantial upgrades and improvements made by the Company to its core products. A decrease in gross profit in the training and consulting segment is primarily due to the use of higher cost vendors due to limited availability of comparable alternatives, coupled with a reduced pricing model for the equivalent levels of service.

     Cost of revenue from discontinued operations increased to $8,356 compared to none in Fiscal 2000. The increase was due to the commencement of sales of the ComputerCOP software during the year end June 30, 2001.

Engineering and development

     Engineering and development expenses, which are expensed as incurred, consist primarily of salaries and related expenses for personnel utilized in designing, maintaining and enhancing our products as well as material costs for test units and prototypes. Costs associated with the development of software products are generally capitalized once technological feasibility is reached. Engineering and development expenses from continuing operations increased to $1,893,372 in Fiscal 2001 from $1,329,341 in Fiscal 2000. The increase in engineering and development costs was primarily the result of the employment of additional engineering and development personnel. This was partially offset by the Company capitalizing approximately $116,000 in software development costs during Fiscal 2001 as compared to approximately $170,000 in Fiscal 2000. We expect to incur significant engineering and development costs in the future to assist in additional development of our core products being sold to our major customer. We expect to incur engineering and development costs in the future as we continue to maintain our existing product line as well as develop new products and features, as evidenced by the development of our "SRM2 TM" technology.

     Engineering and development expenses from discontinued operations increased to $478,068 in Fiscal 2001 compared to $5,000 in Fiscal 2000. The increase was primarily due to the hiring of engineering personnel and a full year of operations at ComputerCOP Corporation.

Sales and marketing

     Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as costs associated with trade shows, promotional activities, advertising and public relations. Sales and marketing expenses from continuing operations increased to $4,958,719 in Fiscal 2001 from $4,868,686 in Fiscal 2000. The increase in sales and marketing expenses was primarily the result of the employment of additional sales personnel and an increase in marketing efforts to effectuate brand awareness designed for future growth. The Company intends to continue to aggressively promote its current and future products and, therefore, expects sales and marketing costs to increase in absolute dollars in the future.

     Sales and marketing expenses from discontinued operations increased to $681,636 in Fiscal 2001 compared to $48,032 in Fiscal 2000. The increase was primarily due to a full year of operations at ComputerCOP Corporation.

General and administrative

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance, facilities and human resources personnel, recruiting expenses and professional fees. General and administrative expenses from continuing operations decreased to $7,714,047 in Fiscal 2001 compared to $14,067,059 in Fiscal 2000. The decrease was primarily due to a reduction in equity compensation given to various financial consultants, and staff reductions and reduced operations of the Company's training and consulting segment. We expect general and administrative costs to increase in absolute dollars in the future.

     General and administrative expenses from discontinued operations increased to $1,551,384 in Fiscal 2001 compared to $1,112,159 in Fiscal 2000. The increase was primarily due to a full year of amortization expense on the acquired ComputerCOP software technology and a full year of operations at ComputerCOP Corporation.

Impairment charges

     Impairment charges from continuing operations decreased to $1,415,929 in Fiscal 2001 compared to $4,016,080 in Fiscal 2000. In June 2001, the Company determined that the remaining unamortized value of a warrant previously issued to Comdisco, Inc., was impaired and, accordingly, recorded a charge to operations of approximately $1,245,000 during fiscal 2001. On June 30, 2000, the Company recorded a writedown of its training content and goodwill (training and consulting segment) relating to the acquisition of Sales and Management Consulting, Inc. ("SMCI") in the amount of $4,016,080. This writedown eliminated all remaining intangible assets relating to the SMCI acquisition. The intangible assets were determined to be impaired because of the current financial condition of TSG and TSG's inability to generate future operating income without substantial sales volume increases which are uncertain. Moreover, anticipated future cash flows of TSG indicate that the recoverability of the asset is not reasonably assured.

     Impairment charges from discontinued operations increased to $2,108,982 in Fiscal 2001 compared to none in Fiscal 2000. On December 31, 2000, the Company recorded a writedown of its ComputerCOP technology in the amount of $2,000,000, reducing the carrying value of the asset to $202,395 at December 31, 2000. Additionally, in June 2001 the Company recorded an impairment of the remaining carrying value of the ComputerCOP technology totaling $108,982. The asset was determined to be impaired because of the inability of the software technology to generate future operating income without substantial sales volume increases, which are uncertain. Fair value was based on discounted future cash flows.

Other income (expenses)

     Other income (expenses) from continuing operations consists primarily of investment portfolio income and decreased to $646,458 in Fiscal 2001 from $679,758 in Fiscal 2000. The decrease was primarily due to a decrease in gains from the minority interest in TSG due to a reduced loss from the subsidiary in Fiscal 2001, partially offset by an increase in interest income due to the increased average cash balance from the ComputerCOP Corporation acquisition.

The year ended June 30, 2000 ("Fiscal 2000") compared to the year ended June 30, 1999 ("Fiscal 1999") is as follows:

Revenue

     Revenue from continuing operations decreased to $1,423,690 in Fiscal 2000 from $1,789,144 in Fiscal 1999. The 20% decrease in revenue was primarily the result of a decrease in sales of the Company's Internet products and services partially offset by an increase in management and consulting revenue. The decrease in sales of the Company's Internet products and services is primarily the result of a one-time stocking order for 500 units sold to Anicom, Inc. in March/April 1999. While the Company did sell units to various customers during Fiscal 2000, the levels of such sales were significantly below the 500 units sold to Anicom, Inc. in the previous period. The Company's selling efforts during the period were primarily designed to enhance future growth. The increase in consulting revenue is primarily attributable to the Company entering into an agreement to provide management and consulting services to certain franchisees of BP Amoco commencing in December 1999.

     Through June 30, 2000 the Company had not generated any revenue from its ComputerCOP technology.

Cost of revenue and gross profit

     Cost of revenue from continuing operations increased to $959,039 in Fiscal 2000 from $582,724 in Fiscal 1999. Overall gross profit decreased to 33% in Fiscal 2000 from 67% in Fiscal 1999. This was primarily attributable to revenue from management and consulting services, which have significantly reduced margins. The gross profit on the sale of the Company's Internet products and services decreased to 57% in Fiscal 2000 from 67% in Fiscal 1999. This is primarily the result of competitive pricing pressure on the Company's core product line.

Engineering and development

     Engineering and development expenses from continuing operations increased to $1,329,341 in Fiscal 2000 from $418,109 in Fiscal 1999. In addition, the Company capitalized approximately $170,000 in software development costs during Fiscal 2000. The increase in engineering and development costs was primarily the result of the employment of additional engineering and development personnel. We expect to incur significant engineering and development costs in the future as we continue to maintain our existing product line as well as develop new products and features, as evidenced by the development of SRM2 TM.

     Engineering and development expenses from discontinued operations increased to $5,000 compared to none in Fiscal 1999. The increase was due to the fact that ComputerCOP Corporation was not acquired until February 10, 2000.

Sales and marketing

     Sales and marketing expenses from continuing operations increased to $4,868,686 in Fiscal 2000 from $2,194,518 in Fiscal 1999. The increase in sales and marketing expenses was primarily the result of the employment of additional sales personnel and an increase in marketing efforts to effectuate brand awareness designed for future growth. Included in sales and marketing expenses for Fiscal 2000 and Fiscal 1999 are $2,539,362 and $1,467,750, respectively, of non-cash compensation for services in the form of the Company's common stock, options and warrants.

     Sales and marketing expenses from discontinued operations increased to $48,032 compared to none in Fiscal 1999. The increase was due to the fact that ComputerCOP Corporation was not acquired until February 10, 2000.

General and administrative

     General and administrative expenses from continuing operations increased to $14,067,059 in Fiscal 2000 from $6,053,754 in Fiscal 1999. The increase was primarily due to a full year of operations of the Company's training and consulting segment as well as the employment of additional administrative personnel, payment of professional fees for services rendered and equity compensation given to various financial consultants. Included in general and administrative expenses for Fiscal 2000 and Fiscal 1999 are $6,152,718 and $3,695,000, respectively, of non-cash compensation for services in the form of the Company's common stock, options and warrants.

     General and administrative expenses from discontinued operations increased to $1,112,159 compared to none in Fiscal 1999. The increase was due to the fact that ComputerCOP Corporation was not acquired until February 10, 2000.

Impairment charges

     On June 30, 2000, the Company recorded a writedown of its training content and goodwill (training and consulting segment) relating to the acquisition of SMCI in the amount of $4,016,080. This writedown eliminates all remaining intangible assets relating to the acquisition. The intangible assets were determined to be impaired because of the current financial condition of TSG and TSG's inability to generate future operating income without substantial sales volume increases, which are uncertain. Moreover, anticipated future cash flows of TSG indicate that the recoverability of the asset is not reasonably assured.

Other income (expenses)

     Other income (expenses) from continuing operations consists primarily of portfolio income and increased to $679,758 in Fiscal 2000 from $536,947 in Fiscal 1999. The increase was primarily due to an increase in interest income in Fiscal 2000 due to the increased average cash balance from the ComputerCOP Corporation acquisition compared with a realized gain on the sale of marketable securities in Fiscal 1999.

Quarterly Results

     The following table presents certain unaudited quarterly results for the last eight quarters:

                                                                     Three months ended
                        ------------------------------------------------------------------------------------------------------------
                          Sep 30,      Dec 31,       Mar 31,       Jun 30,       Sep 30,       Dec 31,       Mar 31,      Jun 30,
                           1999         1999         2000(4)        2000          2000          2000          2001          2001
                        ----------   ----------    ----------   ----------     ----------    ----------    ----------   ----------
Revenue                 $  137,951   $  334,198    $  463,405   $  488,136     $  453,531    $  534,911    $  233,949   $  202,747
Cost of revenue             96,169      112,695       361,441      388,734        312,693       330,779       396,667      304,981
                        ----------   ----------    ----------   ----------     ----------    ----------    ----------   ----------
Gross profit (1)            41,782      221,503       101,964       99,402        140,838       204,132      (162,718)    (102,234)
Operating expenses(2)    3,659,533    5,806,301     3,607,643   11,207,689      4,511,822     3,780,837     3,064,945    4,624,463
Other income, net           42,667       63,493       208,384      340,214        272,720       200,344       106,995       66,399
                        ----------   ----------    ----------   ----------     ----------    ----------    ----------   ----------
Loss from continuing
   operations           (3,575,084)  (5,521,305)   (3,297,295)  (10,768,073)   (4,098,264)   (3,376,361)   (3,120,668)  (4,660,298)
Loss from
   discontinued
   operations (3)                -            -     (353,483)    (811,708)      (853,898)    (2,970,854)     (452,281)    (448,868)
Loss on disposal of
   discontinued
   operations                    -            -             -            -              -             -             -     (650,000)
                        ----------   ----------    ----------   ----------     ----------    ----------    ----------   ----------
Net loss               $(3,575,084) $(5,521,305)  $(3,650,778)$(11,579,781)   $(4,952,162)  $(6,347,215)  $(3,572,949) $(5,759,166)
                        ==========   ==========    ==========   ==========     ==========    ==========    ==========   ==========
Basic and diluted
   loss per share:
Loss from continuing
   operations           $    (.59)   $    (.88)    $    (.44)   $   (1.29)     $    (.47)    $    (.39)    $    (.36)   $    (.53)
                        ==========   ==========    ==========   ==========     ==========    ==========    ==========   ==========
Loss from
   discontinued
   operations           $        -   $        -    $    (.05)   $    (.10)     $    (.10)    $    (.34)    $    (.05)   $    (.13)
                        ==========   ==========    ==========   ==========     ==========    ==========    ==========   ==========
Weighted average
   common shares
   outstanding, basic
   and diluted           6,068,218    6,303,801     7,460,777    8,330,240      8,667,613     8,742,613     8,742,613    8,742,613

(1) Negative gross profit for the quarters ended March 31, 2001 and June 30, 2001 is primarily due to writedowns of inventory due to obsolescence in such quarters.

(2) The increase in operating expenses during the quarter ended June 30, 2000 is primarily due to an impairment recorded on the training and consulting segment.

(3) The increase in loss from discontinued operations during the quarter ended December 31, 2000 is primarily due to an impairment recorded on the ComputerCOP software technology.


(4) The Company had estimated without independent appraisal a total purchase price excluding cash payments of approximately $32,690,000 on the acquisition of ComputerCOP Corporation in its filing of Form 10-Q for the period ended March 31, 2000. Based on an appraisal obtained during the quarter ended June 30, 2000, the total consideration paid for such acquisition has been determined to be $26,776,460. The effects of this change include a reduction in stockholders equity of approximately $5,910,000, and a corresponding reduction in the value of the software and inventory acquired in the same amount. Further, the amortization of the software acquired for the year ended June 30, 2000, reflects the basis using the appraised value and resulted in a reduction of amortization expense of $268,910 for the period.

Liquidity and Capital Resources

The year ended June 30, 2001 ("Fiscal 2001") compared to the year ended June 30, 2000 ("Fiscal 2000") is as follows:

     Our operating activities used cash of $13.7 million during the year ended June 30, 2001, as compared to $8.4 million during the prior year. Cash used for the year ended June 30, 2001 was primarily attributable to a net loss of $20.6 million and a decrease in accounts payable and accrued expenses of $.9 million, partially offset by non-cash expenses including amortization, equity compensation and an impairment provision totaling $1.2 million, $2.0 million and $3.5 million, respectively. Cash used in operating activities for the year ended June 30, 2000 was primarily attributable to a net loss of $24.3 million, partially offset by non-cash expenses including amortization, equity compensation and an impairment provision totaling $3.0 million, $8.7 million and $4.0 million, respectively and an increase in accounts payable and accrued expenses of $1.0 million. Cash used in operating activities included above relating to discontinued operations totaled $1.5 million for the year ended June 30, 2001.

     Our investing activities used cash of $1.1 million during the year ended June 30, 2001, as compared to providing cash of $19.2 million during the prior year. Cash used in investing activities for the year ended June 30, 2001 was primarily attributable to the Company's purchases of property and equipment totaling $.7 million. Cash provided by investing activities for the year ended June 30, 2000 was primarily attributable to $20.5 million of cash acquired in the ComputerCOP Corporation acquisition, partially offset by finders fees paid related to the transaction of $.6 million. Cash used in investing activities included above relating to discontinued operations totaled $.1 million for the year ended June 30, 2001.

     Our financing activities used cash of $1.0 million during the year ended June 30, 2001, as compared to providing cash of $3.8 million during the prior year. Cash used for the year ended June 30, 2001 was primarily attributable to the Company's repurchases of warrants relating to the Anicom settlement totaling $.7 million. Cash provided by financing activities for the year ended June 30, 2000 was primarily attributable to cash proceeds from the issuance of common stock totaling $4.3 million, partially offset by financing costs paid. There were no cash flows from financing activities related to discontinued operations for the year ended June 30, 2001.

The year ended June 30, 2000 ("Fiscal 2000") compared to the year ended June 30, 1999 ("Fiscal 1999") is as follows:

     Our operating activities used cash of $8.4 million during the year ended June 30, 2000, as compared to $2.3 million during the prior year. Cash used in operating activities for the year ended June 30, 2000 was primarily attributable to a net loss of $24.3 million, partially offset by non-cash expenses including amortization, equity compensation and an impairment provision totaling $3.0 million, $8.7 million and $4.0 million, respectively. Cash used in operating activities for the year ended June 30, 1999 was primarily attributable to a net loss of $6.9 million, partially offset by equity compensation totaling $5.2 million. Cash used in operating activities included above relating to discontinued operations totaled $.5 million for the year ended June 30, 2000.

     Our investing activities provided cash of $19.2 million during the year ended June 30, 2000, as compared to $1.1 million during the prior year. Cash provided by investing activities for the year ended June 30, 2000 was primarily attributable to $20.5 million of cash acquired in the ComputerCOP Corporation acquisition, partially offset by finders fees paid related to the transaction of $.6 million. Cash provided by investing activities for the year ended June 30, 1999 was primarily attributable to proceeds from the sale of marketable securities totaling $1.3 million, partially offset by $.6 million of advances to a subsidiary. Cash provided by investing activities included above relating to discontinued operations totaled $19.9 million for the year ended June 30, 2000.

     Our financing activities provided cash of $3.8 million during the year ended June 30, 2000, as compared to $5.7 million during the prior year. Cash provided by financing activities for the year ended June 30, 2000 was primarily attributable to cash proceeds from the issuance of common stock totaling $4.3 million, partially offset by financing costs paid. Cash provided by financing activities for the year ended June 30, 1999 was primarily attributable to cash proceeds from the issuance of common stock totaling $6.0 million, partially offset by financing costs paid. There were no cash flows from financing activities related to discontinued operations for the year ended June 30, 2000.


Post June 30, 2001 transactions

     On July 10, 2001, the Company completed a private placement with Pequot Partners Fund, L.P. and Pequot International Fund, Inc., two funds managed by Pequot Capital Management, Inc. The Company sold 1,200,000 shares of unregistered common stock at $2.50 per share (a total of $3,000,000). Also in July 2001, the Company completed another private placement to accredited investors for $325,000 through the sale of 130,000 shares of unregistered common stock at $2.50 per share. Additionally, on October 11, 2001, the Company received $500,000 in the form of a non-negotiable promissory note that bears interest at the rate of 10% per annum. Such principal and interest is due and payable in full on April 1, 2003.

Summary

     Historically, the Company's source of liquidity has been equity financing which is used to fund losses from operating activities. NetWolves had cash and cash equivalents of $4.4 million at June 30, 2001 and an additional $3.8 million was received in July and October 2001 (as noted above). Management believes that the Company has adequate capital resources to meet its working capital needs for at least the next twelve months based upon its current and planned operating level and estimated revenue. In order for the Company to execute its business plan, significant cash outflows were necessary for, among other things, developing infrastructure and the utilizaton of consultants. Such spending levels have recently been reduced in accordance with the Company's updated business plan. To the extent necessary, the Company intends to raise additional monies from the sale of its capital stock to meet its funding needs over the next 12 to 24 months, however, there can be no assurance that the Company will have sufficient capital to finance its operations. If the Company is unable to raise additional monies from the sale of its capital stock, management will institute cost saving measures that will significantly reduce the Company's overhead expenses.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Management does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company and its subsidiaries are included herein:

     o    Reports of Independent Certified Public Accountants

     o    Consolidated Balance Sheets at June 30, 2001 and 2000

     o Consolidated Statements of Operations, Cash Flows and Shareholders' Equity for the years ended June 30, 2001, 2000 and 1999

     o    Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On June 26, 2001 the Board of Directors determined to replace Richard A. Eisner & Company, LLP, the Company's independent public accountants for the fiscal year ending June 30, 2001, with Arthur Andersen LLP, which will be the Company's independent certified public accountants for its fiscal year ending June 30, 2001.

     In connection with the audit for the Company's fiscal year ended June 30, 2000 and through June 26, 2001, there were no disagreements or reportable events with Richard A. Eisner & Company, LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which agreements, if not resolved to their satisfaction, would have caused it to make a reference to the subject matter of the disagreement in connection with their report.

     The report of Richard A. Eisner & Company, LLP for the year ended June 30, 2000 does not contain an adverse opinion or a disclaimer of opinion, or a qualification or modification as to uncertainty, audit scope or accounting principles.

     The Company has not had any discussions nor received any written opinion or oral advice from Arthur Andersen LLP during the two most recent fiscal years and any subsequent interim period preceding the dismissal of Richard A. Eisner & Company, LLP with respect to either the application of accounting principles to a specified transaction, either completed or proposed, or as to the type of audit opinion that might be rendered on the registrant's financial statements.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company and their ages are as follows:

            Name               Age                          Position
  -----------------            ---              ------------------------------------
  Walter M. Groteke            31               Chairman of the Board, President and
                                                 Chief Executive Officer
  Walter R. Groteke            54               Vice President - Sales and Marketing
                                                 and Director
  Peter C. Castle              33               Treasurer, Secretary, Vice President -
                                                 Finance
  Ed Lavin                     57               Director
  James A. Cannavino           56               Director
  Myron Levy                   60               Director

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

     Ed Lavin has been a director of the Company since February 1999. Since May 2000, Mr. Lavin has been President and Chief Executive Officer of Hawkeye Group, a telecommunications company. From March 1999 until May 2000, he was Chairman and Chief Executive Officer of Staples Communications, a subsidiary of Staples Corporation since March, 1999. Mr. Lavin began his career at ADT from 1967 to 1972. In 1970 he was promoted into ADT's National Accounts Division. Mr. Lavin then joined the L. M. Ericcson Company of Sweden from 1973 to 1979 where he served as Vice President of Sales in the United States. Mr. Lavin immigrated to Canada in 1980 to form Canadian Telecommunications Group and was Chairman and CEO of Canadian Telecommunications Group (CTG) from 1980 to 1986. Mr. Lavin moved to TIE Communications where he served as president from 1987 to 1990. TIE Communications acquired Centel Communications, which was later merged with WilTel Communications where he served as CEO from 1990 to 1993. In November 1993, Mr. Lavin founded Quest America, a telecommunications consulting company based in Boston, Massachusetts. On April 10, 1996, Mr. Lavin led a group that acquired Executone Information Systems' Network Division. The purchaser was a group financed by Bain Capital, Inc. of Boston, Massachusetts. The company name was later changed to Claricom, Inc. In March 1999, Claricom successfully merged its business with Staples Corporation.

Mr. Levy is a certified public accountant and has been President of Herley Industries, Inc., a NASDAQ National Market Company, since June 1993 and Chief Executive Officer since July 2001. He has been employed by Herley since October 1988 having held various executive positions. For the ten years prior to joining Herley, Mr. Levy was employed in various executive capacities, including Vice President, of Griffon Corporation, a New York Stock Exchange company. For approximately ten years prior thereto, Mr. Levy was an accountant with Arthur Andersen LLP.

ITEM 11.        EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation with regard to the Chairman/Chief Executive Officer and each of the other executive officers of the Company who received more than $100,000 for services rendered during fiscal 2001.

Summary Compensation Table

                                                                 Annual Compensation             Long Term Compensation
                                                   ------------------------------------------    ----------------------
                                                                                                              Securities
                                                                                  Other         Restricted    underlying
                                          Fiscal                                  annual          stock        options/
   Name and principal position             year       Salary        Bonus      Compensation(1)    awards       warrants
---------------------------------         ------   ------------  -----------   --------------   -----------   ----------
Walter M. Groteke                          2001    $    238,750  $         -   $         -      $         -      850,000
 Chairman and Chief Executive              2000         130,000            -             -                -            -
   Officer                                 1999         101,250            -             -                -            -

Walter R. Groteke                          2001    $    161,250  $         -   $         -      $         -      300,000
 Senior Vice President                     2000         154,740            -             -                -            -
                                           1999           -                -             -          768,750      200,000

Peter C. Castle                            2001    $    138,750  $         -   $         -      $         -      275,000
 Treasurer, Secretary and                  2000          97,620            -             -                -       65,000
   Vice President Finance                  1999          82,828            -             -                -       40,000

     (1) Other annual compensation excludes certain perquisites and other non-cash benefits provided by the Company since such amounts do not exceed the lesser of $50,000 or 10% of the total annual base salary disclosed in the table for the respective officer.

Option Grants in Last Fiscal Year

     The following table provides information regarding stock options we granted in fiscal 2001 to named executive officers whose compensation exceeded $100,000 in fiscal 2001. The table includes the potential realizable value over the five-year term of the options, based on assumed rates of stock appreciation of 5% and 10%, compounded annually. The assumed rates of appreciation are prescribed by the Securities and Exchange Commission for illustrative purposes only and are not intended to forecast or predict future stock prices. Any actual gains on option exercises will depend on the future performance of our stock.

                                                                                         Potential realizable value
                                                                                          at assumed annual rates
                                                                                               of stock price
                                                 Annual compensation                   appreciation for option term (3)
                          -----------------------------------------------------------  -------------------------------

                           Number of        Percent of
                          securities      total options
                          underlying        granted to
                            options        employees in       Exercise     Expiration
       Name               granted (#)(1) fiscal year (2)    price ($/Sh)      date          5% ($)        10% ($)
       ----               ----------     --------------     -----------    -----------      -----         ------
Walter M. Groteke            450,000          10.4%        $     5.00        8/15/05    $   486,000    $ 1,048,500
Walter M. Groteke            400,000           9.2%              4.00        5/21/06        344,000        740,000
Walter R. Groteke            100,000           2.3%              5.00        8/15/05        108,000        233,000
Walter R. Groteke            200,000           4.6%              4.00        5/21/06        172,000        370,000
Peter C. Castle               75,000           1.7%              5.00        8/15/05         81,000        174,750
Peter C. Castle              200,000           4.6%              4.00        5/21/06        172,000        370,000

     (1) 50% of the option shares vest immediately and the remaining 50% vest after one year of service for the August 15, 2000 issuance. 100% of the option shares vest immediately for the May 21, 2001 issuance. We granted all options under our stock option plans at exercise prices at the fair market value of our common stock on the date of grant.

     (2) In fiscal 2001, we granted options/warrants to purchase up to an aggregate of 4,330,250 shares to employees, directors and consultants.

     (3) The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the Securities and Exchange Commission. There can be no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the five-year option term will be at the assumed 5% and 10% levels or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

     The following table provides information regarding value realized from options exercised during fiscal 2001 and unexercised options held as of June 30, 2001 by our Chief Executive Officer and the other executive officers whose compensation exceeded $100,000 in fiscal 2001. The value of unexercised in-the-money options is calculated at June 30, 2001.

                                                            Number of securities            Value of unexercised
                                                           underlying unexercised               in-the-money
                             Shares                          options at fiscal                options at fiscal
                          acquired on       Value               year end (#)                  year end ($) (1)
Name                      exercise (#)  realized ($)    Exercisable    Unexercisable    Exercisable     Unexercisable
----                      -----------   -----------     -----------    -------------    -----------     -------------
Walter M. Groteke                   -             -        825,000         225,000     $   330,000     $         -
Walter R. Groteke                   -             -        450,000          50,000         330,000               -
Peter C. Castle                     -             -        329,167          50,833               -               -

     (1) Based upon the closing price of common stock of $3.28 on June 30, 2001.

Employment Agreements

     Effective October 2000, the Company has entered into employment agreements with certain members of its executive management team. All of the employment agreements provide for certain payments following death or disability, for certain fringe benefits such as reimbursement for reasonable expenses and participation in medical plans, and for accelerated payments in the event of change of control of the Company. The specific terms are as follows:

     o The agreement with the Walter M. Groteke, Chairman and Chief Executive Officer, is for a term of five years at an annual salary of $275,000 subject to cost of living increments.

     o The agreement with the Walter R. Groteke, Senior Vice President, is for a term of three years, subject to two additional one-year extensions, at an annual salary of $175,000.

     o The agreement with the Peter C. Castle, Treasurer, Secretary and Vice President of Finance, is for a term of three years, subject to two additional one-year extensions, at an annual salary of $150,000.

Stock Option Plans

     The Company's Stock Option Plans (the "Plans"), authorize the Board of Directors to grant nonstatutory stock options to employees, directors and consultants to purchase up to a total of 3,532,500 shares of the Company's common stock. Generally, options granted under the Plans vest ratably over three years. If any award under the Plans terminates, expires unexercised, or is canceled, the shares of common stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards.

                                                                           Approximate net
                                                            Maximum           cumulative
                                     Date                  allowable           issuances        Maximum
          Plan name              plan adopted              issuances         June 30, 2001   term in years
         -----------            --------------             ---------       ----------------  -------------
          1998 Plan              June 1998                    282,500              141,000         10
          2000 Plan              July 2000                  1,500,000            1,374,000         10
          2001 Plan              February 2001              1,750,000              500,000         10
                                                            ---------            ---------
                                                            3,532,500            2,015,000
                                                            =========            =========

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of shares of voting stock of the Company, as of August 27, 2001, of (i) each person known by the Company to beneficially own 5% or more of the shares of outstanding common stock, based solely on filings with the Securities and Exchange Commission, (ii) each of the Company's executive officers and directors and (iii) all of the Company's executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and investment and voting power is held by the persons named as owners.

        Name and Address                                   Amount and Nature
        Of Beneficial Owner                               of Shares Ownership               Percentage
        -------------------                               -------------------               ----------
        Direct Insite Corp.                                  1,425,000  (1)                   13.4 %
        Pequot Capital Management, Inc.                      1,200,000                        11.3 %
        Walter M. Groteke                                    2,903,064  (2)                   27.2 %
        Walter R. Groteke                                      625,000  (3)                    5.9 %
        Peter C. Castle                                        371,667  (4)                    3.5 %
        James A. Cannavino                                     215,000  (5)                    2.0 %
        Ed Lavin                                                65,000  (6)                      * %
        Myron Levy                                              70,000  (7)                      * %
        Executive officers and
         directors as a group (6 persons)                    4,249,731                        39.9 %

        * less than one percent (1%) unless otherwise indicated.

     (1) The voting rights to these shares are held by Mr. Walter M. Groteke pursuant to the terms of a voting agreement.

     (2) Includes 1,425,000 shares owned by Direct Insite Corp. covered by a voting agreement and an option to purchase 450,000 shares of common stock at $5.00 per share, options to purchase 400,000 shares of common stock at $4.00 per share and a warrant to purchase 200,000 shares of common stock at $1.63 per share.

     (3) Includes an option to purchase 100,000 shares at $5.00 per share, an option to purchase 200,000 shares of common stock at $4.00 per share and a warrant to purchase 200,000 shares at $1.63 per share.

     (4) Includes an option to purchase 26,667 shares of common stock at $5.00 per share, a warrant to purchase 65,000 shares of common stock at $12.00 per share, an option to purchase 75,000 shares of common stock at $5.00 per share and an option to purchase 200,000 shares at $4.00 per share. Does not include an option to purchase 13,333 shares of common stock at $5.00 per share.

     (5) Represents a warrant issued to Mr. Cannavino to purchase 200,000 shares of common stock at $10.00 per share and an option issued to purchase 15,000 shares of common stock at $4.82 per share.

     (6) Includes an option issued to Mr. Lavin to purchase 15,000 shares of common stock at $4.82 per share.

     (7) Includes a warrant issued to Mr. Levy to purchase 50,000 shares of common stock at $5.00 per share and an option issued to purchase 15,000 shares of common stock at $4.82 per share.


ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          None

PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) See Index to Financial Statements at beginning of attached financial statements.

(b)  Reports on Form 8-K
     -------------------

     Current Report on Form 8-K dated June 26, 2001.

(c)  Exhibits
     --------

3.1  Certificate of Incorporation, as amended.*
3.2  By-Laws. *
4.1  Specimen common stock certificate.*
4.2  Form of warrant to investment banking firm. *
4.3  Form of warrant to employees.*
10.1 Agreement between The Sullivan Group and NetWolves Corporation dated January 5, 1999.*
10.2 Warrant Agreement between NetWolves Corporation and Walter M. Groteke dated June 17, 1998.*
10.3 1998 Stock Option Plan*
10.4 2000 Stock Option Plan *****
10.5 2001 Stock Option Plan
10.6 Form of Indemnification Agreement*
10.7 Agreement and Plan of Merger dated as of July 7, 1999 among NetWolves Corporation, TSG Global Education Web, Inc. and Sales and Management Consulting, Inc., d/b/a The Sullivan group and Duffy-Vinet Institute. **
10.8 Exchange Agreement dated as of February 10, 2000 by and among NetWolves Corporation, Computer Concepts Corp. and ComputerCOP Corporation with Exhibits.****
10.9 Employment Agreement between NetWolves Corporation and Walter M. Groteke dated October 1, 2000.
10.10Employment  Agreement between  NetWolves  Corporation and Walter R. Groteke dated October 1, 2000. ******
10.11Employment Agreement between NetWolves Corporation and Peter C. Castle dated October 1, 2000. ******

---------

*      Previously filed as exhibits to Report on Form 10, as amended.

** Previously filed as an exhibit to Report on Form 8-K dated July 7, 1999, as amended.

***    Previously filed as an exhibit to Report on Form 10/A, Amendment No. 1.

**** Previously filed as an exhibit to Report on Form 8-K dated February 10, 2000.

***** Previously filed as an exhibit to Report on Form 10-K for the fiscal year ended June 30, 2000.

****** Previously filed as an exhibit to Report on Form 10-Q for the quarter ended March 31, 2001.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of October 2001.

                                      NetWolves Corporation

                                        By:     /s/ Walter M. Groteke
                                                Walter M. Groteke
                                                Chairman of the Board, President
                                                and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 11, 2001 by the following persons in the capacities indicated:



/s/ Walter M. Groteke           Chairman of the Board and President
Walter M. Groteke               Chief Executive Officer

/s/ Walter R. Groteke           Vice President - Sales and Marketing
Walter R. Groteke               and Director

/s/ Peter C. Castle             Secretary and Treasurer
Peter C. Castle                 Principal Financial Officer and
                                Principal Accounting Officer

/s/ James A. Cannavino          Director
James A. Cannavino

/s/ Ed Lavin                    Director
Ed Lavin

/s/ Myron Levy                  Director
Myron Levy

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                       AS OF JUNE 30, 2001, 2000 AND 1999



                                    CONTENTS



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                           F-1

INDEPENDENT AUDITORS' REPORT                                                 F-2

INDEPENDENT AUDITORS' REPORT                                                 F-3

CONSOLIDATED BALANCE SHEETS
  June 30, 2001 and 2000                                                     F-4

CONSOLIDATED STATEMENTS OF OPERATIONS
  For the years ended June 30, 2001, 2000 and 1999                           F-5

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
  For the years ended June 30, 1999, 2000 and 2001                     F-6 - F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS
  For the years ended June 30, 2001, 2000 and 1999                     F-8 - F-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           F-10 - F-37

INDEPENDENT AUDITORS' REPORT ON SCHEDULE II                                 F-38

INDEPENDENT AUDITORS' REPORT ON SCHEDULE II                                 F-39

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES                F-40

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of NetWolves Corporation:



We have audited the accompanying consolidated balance sheet of NetWolves Corporation (a New York corporation) and subsidiaries as of June 30, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NetWolves Corporation and subsidiaries as of June 30, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements.
Schedule II has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                            /s/ Arthur Andersen LLP



Tampa, Florida,
   August 17, 2001 (except with respect to
   the matters discussed in Note 17, as to
   which the date is October 11, 2001)

Board of Directors and Shareholders
NetWolves Corporation
Bohemia, New York


                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheet of NetWolves Corporation and subsidiaries (the "Company") as of June 30, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetWolves Corporation and subsidiaries as of June 30, 2000, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.





/s/ Richard A. Eisner & Company, LLP

New York, New York
August 24, 2000

Board of Directors and Shareholders
NetWolves Corporation
Bohemia, New York


                          INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of NetWolves Corporation and subsidiaries (the "Company") for the year ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of NetWolves Corporation and subsidiaries for the year ended June 30, 1999 in conformity with accounting principles generally accepted in the United States.



/s/ Hays & Company


August 12, 1999
New York, New York

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                            June 30,
                                                                            --------------------------------------

                                                                                     2001              2000
                                                                            ------------------  ------------------
ASSETS

Current assets
  Cash and cash equivalents                                                 $        4,411,657  $       20,204,309
  Marketable securities, available for sale                                             71,000              99,500
  Accounts receivable, net of allowance for doubtful accounts of
   $152,259 and $44,747 at June 30, 2001 and 2000, respectively                        366,868             248,861
  Inventories                                                                          361,656             633,453
  Prepaid expenses                                                                     234,648             151,344
  Other current assets                                                                 185,130             133,270
                                                                            ------------------  ------------------
     Total current assets                                                            5,630,959          21,470,737

Property and equipment, net                                                            982,748             590,906
Software                                                                                73,414           3,427,688
Intangible assets                                                                          -                   -
Other assets                                                                           173,323              53,799
                                                                            ------------------  ------------------
                                                                              $      6,860,444  $       25,543,130
                                                                            ==================  ==================
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                                       $        926,634  $        1,792,030
  Accrued losses of discontinued operations                                            496,927                 -
  Deferred revenue                                                                     129,978              11,173
  Current maturities of long-term debt                                                 282,982             208,435
                                                                            ------------------  ------------------
     Total current liabilities                                                       1,836,521           2,011,638

Long-term debt, net of current maturities                                               80,000             418,102
                                                                            ------------------  ------------------
     Total liabilities                                                               1,916,521           2,429,740
                                                                            ------------------  ------------------
Minority interest                                                                      281,693             305,761
                                                                            ------------------  ------------------
Commitments and contingencies

Shareholders' equity
  Preferred stock, $.0033 par value; 2,000,000 and no shares authorized on June 30, 2001 and 2000, respectively; no shares issued and
     outstanding on June 30, 2001 and 2000                                                 -                   -
  Common stock, $.0033 par value; 50,000,000 and 10,000,000 shares authorized on June 30, 2001 and 2000, respectively; 9,167,613 and
     8,592,613 shares issued and outstanding on June 30, 2001 and 2000,
     respectively                                                                       30,254              28,356
  Additional paid-in capital                                                        57,748,499          56,076,197
  Unamortized value of equity compensation                                          (1,011,500)         (1,851,893)
  Accumulated deficit                                                              (51,980,868)        (31,349,376)
  Accumulated other comprehensive loss                                                (124,155)            (95,655)
                                                                            ------------------  ------------------
     Total shareholders' equity                                                      4,662,230          22,807,629
                                                                            ------------------  ------------------
                                                                              $      6,860,444   $      25,543,130
                                                                            ==================  ==================

The accompanying notes to the financial statements are an integral part of these consolidated balance sheets.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          For the year ended June 30,
                                                        -----------------------------------------------------------

                                                                 2001                 2000                 1999
                                                        -----------------    -----------------    -----------------
Revenue
  Products                                              $         341,203    $         132,825    $       1,789,144
  Services                                                      1,083,935            1,290,865                -
                                                        -----------------    -----------------    -----------------
                                                                1,425,138            1,423,690            1,789,144
                                                        -----------------    -----------------    -----------------
Cost of revenue
  Products                                                        439,799               56,739              582,724
  Services                                                        905,321              902,300                -
                                                        -----------------    -----------------    -----------------
                                                                1,345,120              959,039              582,724
                                                        -----------------    -----------------    -----------------
Gross profit                                                       80,018              464,651            1,206,420
                                                        -----------------    -----------------    -----------------
Operating expenses

  General and administrative                                    7,714,047           14,067,059            6,053,754
  Engineering and development                                   1,893,372            1,329,341              418,109
  Sales and marketing                                           4,958,719            4,868,686            2,194,518
  Impairment charges                                            1,415,929            4,016,080                -
                                                        -----------------    -----------------    -----------------
                                                               15,982,067           24,281,166            8,666,381
                                                        -----------------    -----------------    -----------------
Loss before other income (expense)
  and income taxes                                            (15,902,049)         (23,816,515)          (7,459,961)

Other income (expense)
  Investment income                                               650,003              611,746               58,884
  (Loss) gain on sale of marketable securities                       -                 (35,000)             478,518
  Minority interest                                                24,068              148,739                -
  Interest expense                                                (27,613)             (45,727)                (455)
                                                        -----------------    -----------------    -----------------
Loss before income taxes                                      (15,255,591)         (23,136,757)          (6,923,014)

  Provision for income taxes                                         -                 (25,000)               -
                                                        -----------------    -----------------    -----------------
Net loss from continuing operations                           (15,255,591)         (23,161,757)          (6,923,014)

Discontinued business
  Loss from discontinued operations                            (4,725,901)          (1,165,191)               -
  Loss on disposal of discontinued operations                    (650,000)               -                    -
                                                        -----------------    -----------------    -----------------
Net loss                                                $     (20,631,492)   $     (24,326,948)   $      (6,923,014)
                                                        =================    =================    =================
Basic and diluted net loss per share
  Loss from continuing operations                       $          (1.74)    $          (3.29)    $          (1.48)
  Loss from discontinued operations                                 (.61)                (.17)                -
                                                        -----------------    -----------------    -----------------
                                                        $          (2.35)    $          (3.46)    $          (1.48)
                                                        =================    =================    =================
Weighted average common shares
 outstanding, basic and diluted                                8,776,928            7,034,994             4,691,651
                                                        =================    =================    =================

The accompanying notes to the financial statements are an integral part of these consolidated statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 1999, 2000 AND 2001




                                                                            Accumulated
                                                   Additional                  other      Unamortized      Total
                                  Common stock      paid-in    Accumulated comprehensive value of equity shareholders' Comprehensive
                                 Shares     Amount   capital      deficit    income(loss) compensation      equity     income (loss)
                                 ------     ------ ----------  ----------- ------------- --------------- ------------- -------------
Balance, June 30, 1998          4,313,870 $ 14,236 $ 3,012,159 $   (99,414) $      1,022 $      -         $  2,928,003

Common stock and warrants issued
  for services                     770,000   2,541   5,160,209        -             -           -            5,162,750

Proceeds from sale of warrants        -       -        300,000        -             -           -              300,000

Common stock issued in private
    placement, net of expenses     800,000   2,640   5,350,085        -             -           -            5,352,725

Adjustment to fair value of
  Reverse Acquisition                 -       -       (190,485)       -             -           -             (190,485)

Common stock issued in purchase
    business combination (Note 4)  180,000     594   4,094,406        -             -           -             4,095,000

Marketable securities valuation
    adjustment                        -       -           -           -          374,823        -               374,823     374,823

Net loss, year ended June 30, 1999    -       -           -     (6,923,014)         -           -            (6,923,014) (6,923,014)
                                 ---------  ------  ---------- -----------   ----------- ---------------   ------------ -----------
       Total comprehensive loss                                                                                         $(6,548,191)
                                                                                                                        ===========
Balance, June 30, 1999           6,063,870  20,011  17,726,374  (7,022,428)      375,845        -            11,099,802
Common stock, options and
  warrants issued for
  services                         212,500     701  10,543,272        -              -    (1,851,893)         8,692,080

Common stock issued in private
  placement, net of expenses       287,500     949   3,980,726        -              -          -             3,981,675

Common stock issued upon exercise
  of warrants (cashless)           114,855     379        (379)       -              -          -                  -

Common stock and warrants issued
  in purchase business
  combination (Note 4)           1,900,000   6,270  23,576,250        -              -          -            23,582,520

Common stock issued in conversion
  of TSG preferred stock            13,888      46     249,954        -              -          -               250,000

Marketable securities valuation
  adjustment                          -       -           -           -         (471,500)       -              (471,500)  $(471,500)

Net loss, year ended June 30, 2000    -       -           -    (24,326,948)         -           -           (24,326,948)(24,326,948)
                                 ---------  ------  ---------- -----------   ----------- ---------------   ------------ -----------
       Total comprehensive loss                                                                                        $(24,798,448)
                                                                                                                        ===========
Balance, June 30, 2000           8,592,613  28,356  56,076,197 (31,349,376)      (95,655) (1,851,893)        22,807,629


                     NETWOLVES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 1999, 2000 AND 2001

(continued)

                                                                            Accumulated
                                                   Additional                  other      Unamortized      Total
                                   Common stock     paid-in    Accumulated comprehensive value of equity shareholders' Comprehensive
                                 Shares     Amount   capital      deficit    income(loss) compensation      equity     income (loss)
                                 ------     ------ ----------  ----------- ------------- --------------- ------------- -------------
Balance, June 30, 2000        8,592,613   $28,356 $56,076,197 $(31,349,376)  $  (95,655)   $(1,851,893)   $22,807,629

Common stock, options and
  warrants issued for services  575,000     1,898   2,377,302         -            -           840,393      3,219,593


Marketable securities valuation
  adjustment                       -         -           -            -         (28,500)          -           (28,500)   $  (28,500)

Repurchase of warrant              -         -       (705,000)        -            -              -          (705,000)

Net loss, year ended June 30,
  2001                             -         -           -     (20,631,492)        -              -       (20,631,492)  (20,631,492)
                              ---------   -------  ----------  -----------   ----------- ---------------   ------------ -----------
  Total comprehensive loss                                                                                             $(20,659,992)
                                                                                                                        ===========
Balance, June 30, 2001        9,167,613   $30,254 $57,748,499 $(51,980,868)   $(124,155)   $(1,011,500)    $4,662,230
                              =========   ======= =========== ============   =========== ===============   ============

The accompanying notes to the financial statements are an integral part of these consolidated statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            For the year ended June 30,
                                                             -----------------------------------------------------------
                                                                    2001                 2000                  1999
                                                             -----------------    -----------------     ----------------
Cash flows from operating activities
  Net loss                                                   $   (20,631,492)     $   (24,326,948)      $    (6,923,014)
   Adjustments to reconcile net loss to net cash used
     in operating activities
        Depreciation                                                 231,029               93,763                15,896
        Amortization                                               1,190,223            2,968,786                  -
        Realized loss (gain) on sale of marketable
          securities                                                    -                  35,000              (478,518)
        Provision for impairment                                   3,524,911            4,016,080                  -
        Provision for inventory obsolescence                         243,222                 -                     -
        Loss on disposal of property and equipment                    64,435                 -                     -
        Accrued loss on disposal of discontinued
         operations                                                  496,927                 -                     -
        Provision for doubtful accounts                              141,101                4,747                35,000
        Non-cash charge to operations with respect to
            common stock, options and warrants issued for
            services                                               1,974,799            8,692,080             5,162,750
        Minority interest                                            (24,068)            (148,739)                 -

   Changes in operating assets and liabilities
      Accounts receivable                                           (225,519)            (176,701)              (34,883)
      Inventories                                                     86,484             (340,099)              (95,944)
      Prepaid expenses                                               (83,304)             (83,443)              (49,584)
      Other current assets                                            14,551                7,928               (85,197)
      Accounts payable and accrued expenses                         (865,396)             978,694               187,863
      Deferred compensation                                             -                (100,000)                 -
      Deferred revenue                                               118,805               11,173                  -
                                                                 -----------           ----------            ----------
         Net cash used in operating activities                   (13,743,292)          (8,367,679)           (2,265,631)
                                                                 -----------           ----------            ----------
   Cash flows from investing activities
      Proceeds from the sale of marketable securities                   -                    -                1,311,169
      Issuance of notes receivable                                      -                 (56,000)                 -
      License fees paid                                             (150,000)                -                     -
      Patent costs paid                                              (32,101)                -                     -
      Proceeds from assets held for sale, net                           -                    -                  549,515
      Finders fees paid in connection with acquisition of
         ComputerCOP Corp.                                              -                (550,000)                 -
      Appraisal fee paid in connection with acquisition                 -                 (40,000)                 -
         of ComputerCOP Corp.
      Cash acquired - ComputerCOP Corp.                                 -              20,500,000                  -
      Purchases of property and equipment                           (745,215)            (459,978)             (200,383)
      Advances to subsidiary, net of cash acquired of
         $412,224, plus acquisition costs paid                          -                    -                 (561,776)
      Capitalized software costs                                    (116,066)            (170,913)                 -
      Payments of security deposits                                  (37,423)             (31,018)              (18,054)
                                                                 -----------           ----------            ----------
         Net cash (used in) provided by investing
           activities                                             (1,080,805)          19,192,091             1,080,471
                                                                 -----------           ----------            ----------

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          For the year ended June 30,
                                                             ----------------------------------------------------------

                                                                    2001                 2000                  1999
                                                             -----------------    -----------------     ----------------
Cash flows from financing activities
  Repayment of long-term debt                                      (263,555)             (43,411)                  -
  Repayment of advances from TSG officer                               -                 (144,348)                 -
  Repurchase of warrant                                            (705,000)               -                       -
  Cash proceeds from issuance of common stock                          -                4,312,500             6,000,000
  Financing costs paid in connection with sale of
    common stock                                                       -                 (330,825)             (647,275)
  Cash proceeds from sale of warrants                                  -                    -                   300,000
                                                            ----------------     ----------------        --------------
        Net cash (used in) provided by financing
           activities                                              (968,555)           3,793,916              5,652,725
                                                            ----------------     ----------------        --------------
Net (decrease) increase in cash and cash equivalents            (15,792,652)          14,618,328              4,467,565

Cash and cash equivalents, beginning of year                      20,204,309            5,585,981             1,118,416
                                                            ----------------     ----------------        --------------
Cash and cash equivalents, end of year                      $      4,411,657     $     20,204,309        $    5,585,981
                                                            ================     ================        ==============

Cash paid for interest                                      $         27,613     $         45,727        $          455
                                                            ================     ================        ==============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES

  Reverse acquisition (Note 3)
  Net assets held for sale
                                                            $           -        $           -           $     (190,485)
                                                            ----------------     ----------------        --------------
  Outstanding common stock of Watchdog Patrols, Inc.        $           -        $           -           $     (190,485)
                                                            ================     ================        ==============
  Purchase acquisition (Note 4)
  Accounts receivable                                       $           -        $           -           $       70,221
  Property and equipment                                                -                    -                   35,255
  Intangible assets                                                     -                    -                6,024,121
  Accrued expenses and other liabilities                                -                    -                 (400,498)
  Long-term debt                                                        -                    -                 (309,948)
  Acquisition costs                                                     -                    -                  (82,875)
  Advances to subsidiary, net of cash acquired
    of $412,224                                                         -                    -                 (536,776)
  Minority interest                                                     -                    -                 (704,500)
                                                            ----------------     ----------------        --------------
  Common stock issued in purchase acquisition              $            -        $           -           $    4,095,000
                                                            ================     ================        ==============
  Noncash conversion of preferred stock to common stock
    (Note 4)                                               $            -        $        250,000       $          -
                                                            ================     ================        ==============
  Software ($2,907,520) and inventory ($175,000)           $            -        $      3,082,520       $          -
     acquired through issuance of equity instruments        ================     ================        ==============


The accompanying notes to the financial statements are an integral part of these consolidated statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1    The Company

     The consolidated financial statements include the accounts of NetWolves Corporation and its three subsidiaries, NetWolves Technologies Corporation, ComputerCOP Corporation and its majority owned TSG Global Education Web, Inc. ("TSG") (collectively "NetWolves" or the Company").

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

     NetWolves is an Internet systems developer that has designed and developed multi-functional products that are secure, integrated, modular Internet gateways. Its products support secure access to the Internet for multiple users through a single connection and, among other things, provides electronic mail, firewall security and web site hosting and also contains a network file server. Since inception, the Company has been developing its business plan and building its infrastructure in order to effectively market its products.

     Additionally, in conjunction with TSG's acquisition of Sales and Management Consulting, Inc. (d/b/a The Sullivan Group, see Note 4), the Company provided consulting, educational and training services primarily to the oil and gas and automotive industries throughout the United States.

     Pursuant to an agreement dated February 10, 2000, the Company acquired all of the outstanding capital stock of ComputerCOP Corporation, a New York corporation and a subsidiary of Computer Concepts Corp. ("Computer Concepts"), in exchange for 1,775,000 restricted shares of the Company's common stock valued at $23,962,500 (Note 4). ComputerCOP Corp.'s assets included ComputerCOP technology, inventory and $20.5 million in cash. In June 2001, management approved a formal plan of disposal of its computer software business segment (Note 5).

2    Significant accounting policies

     Use of estimates

     In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

     Prepaid expenses

     Prepaid expenses consist primarily of prepaid rent and insurance and are being amortized over their respective lives using the straight-line method.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2    Significant accounting policies (continued)

     Discontinued operations

     The consolidated financial statements for the years prior to fiscal 2001 have been restated to separately report results of discontinued operations from the results of continuing operations. Disclosures included herein pertain to the Company's continuing operations unless otherwise noted.

     Revenue recognition

     The Company records revenue in accordance with Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), issued by the American
     Institute of Certified Public Accountants (as modified by Statement of Position 98-9) and SEC Staff Accounting Bulletin No. 101 ("SAB 101") regarding revenue recognition in the financial statements. SOP 97-2 provides additional guidance with respect to multiple element arrangements; returns, exchanges, and platform transfer rights; resellers; services; funded software development arrangements; and contract accounting. Accordingly, revenue from the sale of hardware and perpetual and term software licenses are recognized, net of provisions for returns, at the time of delivery and acceptance of hardware and software products by the customer, when the fee is fixed and determinable and collectibility is probable. Maintenance or monitoring revenue that is bundled with an initial license fee is deferred and recognized ratably over the maintenance or monitoring period. Amounts deferred for maintenance or monitoring are based on the fair value of equivalent maintenance or monitoring services sold separately. The Company recognizes revenue from consulting and training fees when the services are provided. Shipping and handling costs are included in cost of revenue in the accompanying consolidated statements of operations.

     Marketable securities

     Marketable securities, which are all classified as "available for sale", are valued at fair value. Unrealized gains or losses are recorded net of income taxes as "accumulated other comprehensive income" in shareholders' equity, whereas realized gains and losses are recognized in the Company's consolidated statements of operations using the first-in, first-out method.

     Inventories

     Inventories consist of raw materials and finished goods. Inventories are valued at the lower of cost or net realizable value using the first-in, first-out method. During the year ended June 30, 2001, the Company recorded a writedown of inventory approximating $243,000. Additionally, raw material and finished goods amounted to $154,331 and $207,325, respectively, at June 30, 2001 and $80,931 and $552,522, respectively, at June 30, 2000. Included in inventory at June 30, 2001 and June 30, 2000 is $25,000 and $201,493,
     respectively, of finished goods and raw materials inventory relating to discontinued operations (Note 5).

     Property and equipment

     Property and equipment are stated at cost. Costs assigned to property and equipment of the acquired businesses (Note 4) were based on estimated fair value at acquisition. Depreciation is provided on furniture and fixtures and machinery and equipment over their estimated lives, ranging from 5 to 7 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the term of the respective lease or the useful lives of the related assets. Expenditures for maintenance and repairs are charged directly to the appropriate operating accounts at the time the expense is incurred. Expenditures determined to represent additions and betterments are capitalized and amortized over the lesser of their useful lives or the

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2    Significant accounting policies (continued)

     Property and equipment (continued)

     useful lives of the related assets. Depreciation and amortization is included in general and administrative expenses in the accompanying consolidated statements of operations.

     Intangible assets

     Intangible assets at June 30, 1999 consisted of intangible assets acquired in connection with the Company's purchase business combination effective June 30, 1999 (Note 4). These assets consisted of training content
     (including a training library, industry benchmarking data and the Profit Coach profitability analysis module), which had a fair value of $1,000,000. The remaining portion of the intangible asset (approximating $5,024,000) was allocated to goodwill. The training content and the goodwill were being amortized over their estimated useful lives of 3 years. On June 30, 2000, the Company recorded a loss on impairment of the carrying value of the intangible assets at that date (Note 4).

     Software costs

     Costs associated with the development of software products are generally capitalized once technological feasibility is established in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Purchased software technologies are recorded at cost. Software costs associated with technology development and purchased software technologies are amortized using the greater of the ratio of current revenue to total projected revenue for a product or the straight-line method over its estimated useful life. Amortization of software costs begins when products become available for general customer release. The Company recorded approximately $1,190,000 and $960,000 in amortization expense for the years ended June 30, 2001 and 2000, respectively, relating to software costs. Costs incurred prior to establishment of technological feasibility are expensed as incurred and reflected as engineering and development costs in the accompanying consolidated statements of operations. The Company capitalized software development costs of approximately $116,000, $170,000 and none and incurred approximately $1,893,000, $802,000 and $418,000 in research and development costs for the years ended June 30, 2001, 2000 and 1999, respectively.

     Impairment of long-lived assets

     In accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of", the Company reviews its long-lived assets, including software development costs, intangible assets and property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long- lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets.

     Income taxes

     In accordance with Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes", the Company accounts for income taxes using the liability method which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. The net deferred tax asset is adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2    Significant accounting policies (continued)

     Income taxes (continued)

     portion or all of the net deferred tax asset will not be realized. The Company and its subsidiaries file a consolidated Federal income tax return.

     Stock options

     SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") establishes a fair value-based method of accounting for stock compensation plans. The Company has chosen to adopt the disclosure requirements of SFAS 123 and continue to record stock compensation for its employees and outside directors in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, charges are made to operations in accounting for stock options granted to employees and outside directors when the option exercise prices are below the fair market value of the common stock at the measurement date. Options granted to non-employees are recorded in accordance with SFAS 123.

     Basic and diluted net loss per share

     The Company displays loss per share in accordance with SFAS No.128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires dual presentation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. The diluted loss per share for the years ended June 30, 2001, 2000 and 1999 does not include the impact of potential shares to be issued upon exercise of options and warrants aggregating approximately 7,135,000, 3,057,000 and 2,116,000, respectively, which would be antidilutive.

     Cash and cash equivalents

     Generally, the Company considers highly liquid investments in debt securities with original maturities of three months or less to be cash equivalents. At June 30, 2001, approximately $325,000 of the Company's cash is being utilized to secure various letters of credit.

     Concentrations and fair value of financial instruments

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and marketable securities. At June 30, 2001, the Company's cash investments are held at primarily one financial institution. The fair value of financial instruments approximates their recorded values.

     Comprehensive income (loss)

     The Company presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income (loss) and its components. As this statement pertains to disclosure information requirements, it has no impact on the Company's operating results or financial position. The Company's adjustment to arrive at comprehensive income (loss) consists of the marketable securities valuation adjustment and is presented in the accompanying consolidated statements of stockholders' equity and comprehensive income (loss).

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2    Significant accounting policies (continued)

     Summary of recent accounting pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as Derivatives) and for hedging activities. It requires that entities recognize Derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delayed the date for implementation to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133," which amends the accounting and reporting standards of SFAS 133 for Derivatives and certain hedging activities. The adoption of SFAS 133, on July 1, 2000, did not have a material effect on the Company's results of operations.

     On July 20, 2001, the Financial Accounting Standards Board issued Statements of SFAS No. 141 ("SFAS No. 141"), "Business Combinations", and SFAS No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001; establishes specific criteria for the recognition of intangible assets separately from goodwill; and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). SFAS No.142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company plans to adopt SFAS No. 142 effective July 1, 2002. The Company is considering the provisions of SFAS No. 141 and No. 142 and at present has not determined the impact of adopting SFAS No. 141 and SFAS No. 142.

     Product warranties

     The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management's estimate of the level of future claims.

     Reclassifications

     Certain reclassifications have been made to the consolidated financial statements shown for the prior periods in order to have them conform to the current period's classifications.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3    Reverse acquisition

     On June 17, 1998, Watchdog acquired all of the outstanding common stock of NetWolves, LLC (the "Reverse Acquisition"). For accounting purposes, the acquisition has been treated as an acquisition of Watchdog by NetWolves, LLC and as a recapitalization of NetWolves, LLC. The historical financial statements prior to June 17, 1998 are those of NetWolves, LLC. The acquisition of Watchdog has been recorded based on the fair value of Watchdog's net tangible assets, which consist primarily of cash, marketable securities and certain assets held for sale, with an aggregate value of $2,962,150 (net of transaction costs of $261,022). Since this transaction is in substance, a recapitalization of NetWolves, LLC and not a business combination, pro forma information is not presented.

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

4    Purchase acquisitions

     ComputerCOP Corporation

     Pursuant to an agreement dated February 10, 2000, the Company acquired all of the outstanding capital stock of ComputerCOP Corporation, a New York corporation and a subsidiary of Computer Concepts, in exchange for 1,775,000 restricted shares of the Company's common stock valued at $23,962,500. ComputerCOP Corporation's assets included ComputerCOP technology, inventory and $20.5 million in cash. In connection with the transaction, the Company incurred finders fees of approximately of $960,000 and issued 125,000 restricted shares of the Company's common stock valued at $2,405,000 and a five year warrant to purchase 300,000 shares of the Company's common stock valued at $2,928,000. In addition, a warrant to purchase 600,000 shares of the Company's common stock did not vest in accordance with its term and were canceled on March 31, 2000 (Note 10). In addition, the Company incurred professional fees relating to the acquisition aggregating $350,000. The fair value of the shares issued (approximately $24.0 million) and finders fees and other acquisition costs (approximately $6.6 million) have been allocated as follows: cash of $20,500,000, ComputerCOP software technology of $4,217,520 and inventory of $175,000, with a portion of the finders fees and other acquisition costs charged as a cost of raising capital.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4    Purchase acquisitions (continued)

     ComputerCOP Corporation (continued)

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

     On December 31, 2000, the Company recorded a writedown of its ComputerCOP technology (computer software segment) in the amount of $2,000,000, reducing the carrying value of the asset to $202,395 at December 31, 2000. Additionally, in June 2001 the Company recorded an impairment of the remaining carrying value of the ComputerCOP technology totaling $108,982. These impairments are included in loss from discontinued operations in the consolidated statements of operations (Note 5). The asset was determined to be impaired because of the inability of the software technology to generate future operating income without substantial sales volume increases, which are uncertain. Fair value was based on discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

     In June 2001, management approved a formal plan of disposal of its computer software business segment (Note 5).

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4    Purchase acquisitions (continued)

     The purchase price approximated $4,095,000 (exclusive of acquisition costs of $82,875), which consisted of 180,000 shares of NetWolves restricted common stock valued at $22.75 per share (fair value of the common stock was based on its quoted market price on the effective date of the acquisition). Additionally, certain officers of TSG had options to acquire up to 175,000 (4%) additional shares of TSG's common stock based upon meeting certain performance levels. The acquisition has been accounted for with an effective date of June 30, 1999 using the purchase method of accounting. Accordingly, assets and liabilities were recorded at their fair values as of June 30, 1999.

     An allocation of the fair value of the assets acquired and liabilities assumed is as follows:


             Purchase price
               NetWolves common stock issued                                           $     4,095,000
               Acquisition costs                                                                82,875
                                                                                       ---------------
                                                                                       $     4,177,875
                                                                                       ===============
             Allocation of purchase price
               Fair value of tangible assets and liabilities
                   Current assets                                                      $        70,221
                   Non-current assets                                                           35,255
                   Current liabilities                                                        (443,909)
                   Non-current liabilities                                                    (266,537)
                   Advances to TSG, net of cash acquired of $412,224                          (536,776)
                                                                                       ---------------
                                                                                            (1,141,746)
                                                                                       ---------------
               Minority interest
                   Common stock and additional paid-in capital                                (454,500)
                   Preferred stock                                                            (250,000)
                                                                                       ---------------
                                                                                              (704,500)
                                                                                       ---------------
                   Intangible assets acquired                                                6,024,121
                                                                                       ---------------
                                                                                       $     4,177,875
                                                                                       ===============

     On June 30, 2000, the Company recorded a writedown of its training content and goodwill (training and consulting segment) relating to the acquisition of SMCI in the amount of $4,016,080. This writedown eliminates all remaining intangible assets relating to the acquisition. The intangible assets were determined to be impaired because of the current financial condition of TSG and TSG's inability to generate future operating income without substantial sales volume increases which are uncertain. Moreover, anticipated future cash flows of TSG indicated that the recoverability of the asset was not reasonably assured.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4    Purchase acquisitions (continued)

     At the time of the Merger and in accordance with TSG's newly formed stock option plan, the SMCI shareholders (who are all employees of TSG) received 605,000 five-year options to purchase TSG common stock at an exercise price of $.35 per share. The options were issued in proportion to the SMCI shareholders' ownership interest. The intrinsic value of these options (plus the 70,000 shares of TSG common stock) totaled $430,000, which has been reflected in the allocation of the purchase price. Additionally, the SMCI shareholders are entitled to an additional 175,000 options to purchase TSG common stock (with an exercise price at fair value at the time of grant), subject to TSG meeting specific earnings targets over the three years ending June 30, 2000, 2001 and 2002. These options will be accounted for as compensation expense in accordance with APB 25 in such future periods. To date, these earnings targets have not been met. All of the shareholders of SMCI entered into 3-year employment agreements with TSG (Note 15).

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

     The following unaudited pro forma financial information has been prepared assuming that the acquisition of SMCI had taken place at the beginning of the period presented. The pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning of the period, nor is it necessarily indicative of the results that may occur in the future. The results of operations for the years ended June 30, 2001 and 2000 are included in the Statements of Operations in the accompanying consolidated financial statements.

                                                                    Year ended
                                                                  June 30, 1999
                                                                  -------------
                                                                   (Unaudited)

             Revenue                                               $     2,904,000
             Net loss                                              $    (7,907,000)
             Basic and diluted net loss per share                  $         (1.62)

     On or about November 22, 2000 the Company commenced a lawsuit against certain defendants who were officers and/or directors of TSG (the "Sullivan Group") and against an Ohio Corporation, ProCare, Inc. ("ProCare") (Note
     16).

5    Disposal of business segment

     During June 2001, the Company formally adopted a plan to discontinue its ComputerCOP software operations. At that time, this consisted primarily of ComputerCOP software technology, inventory and property and equipment. The Company has accrued a provision for estimated losses during the phase out period of approximately $497,000 at June 30, 2001 and has restated the consolidated financial statements for the years prior to fiscal 2001 to separately report results of discontinued operations from the results of continuing operations. A summary of the operating results of the discontinued operations follows:

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5       Disposal of business segment (continued)



                                                                            For the year ended June 30,
                                                                        ----------------------------------

                                                                                2001               2000
                                                                        ------------------   ---------------

              Revenue                                                   $         102,525    $         -
              Cost of revenue                                                       8,356              -
              Selling, general and administrative                               1,563,295           204,446
              Amortization                                                      1,147,793           960,745
              Impairment                                                        2,108,982              -
                                                                        -----------------    --------------
              Loss from discontinued operations                         $      (4,725,901)   $   (1,165,191)
                                                                        =================    ==============

     Proceeds to the Company from disposal of its ComputerCOP software operations discussed above are expected to approximate $400,000, including the sale of the ComputerCOP technology and the liquidation of certain inventories, accounts receivable and property and equipment retained by the Company. Such assets had a carrying value of approximately $205,000 at June 30, 2001, after deducting an allowance for the estimated loss on disposal on certain inventories. Included in the consolidated balance sheets at June 30, 2000 is cash, inventory, software, other current assets, property and equipment and other assets approximating $84,000, $201,000, $3,257,000, $27,000, $8,000 and $26,000, respectively, relating to discontinued operations. The Company expects to complete the disposal of its ComputerCOP operations through the sale of its remaining assets during the year ended June 30, 2002.

6    Marketable securities, available for sale

     The following is a summary of marketable securities, available for sale:

                                                                                 Gross
                                                             Amortized        unrealized          Fair
                                                               cost              loss             value
                                                         ---------------   ---------------  ---------------
              June 30, 2001
              Bonds                                      $       195,155   $      (124,155) $        71,000
                                                         ===============   ===============  ===============
              June 30, 2000
              Bonds                                      $       195,155   $       (95,655) $        99,500
                                                         ===============   ===============  ===============

     Proceeds from sales of marketable securities and realized gains on such sales aggregated $1,311,169, and $478,518, respectively, for the year ended June 30, 1999. There were no sales of marketable securities during the years ended June 30, 2001 and 2000 and the Company recognized a realized loss of $35,000 on the expiration of a warrant to purchase restricted common stock of an unrelated publicly traded company during the year ended June 30, 2000.

     The maturities of the Company's investments in debt securities at June 30, 2001 are as follows:



                                                                              Amortized          Fair
                                                                                cost             value
                                                                           ---------------  ---------------
              Due in one year or less                                      $      -         $      -
              Due after one year through five years                                195,155           71,000
                                                                           ---------------  ---------------
                                                                           $       195,155  $        71,000
                                                                           ===============  ===============

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7    Property and equipment, net

     Property and equipment consist of the following:

                                                                                        June 30,
                                                                        --------------------------------------
                                                                                2001                2000
                                                                        -----------------    -----------------
              Machinery and equipment                                   $         867,832    $         510,849
              Furniture and fixtures                                              281,484              145,839
              Leasehold improvements                                              152,150               44,278
                                                                        -----------------    -----------------
                                                                                1,301,466              700,966
              Less: accumulated depreciation and amortization                    (318,718)            (110,060)
                                                                        -----------------    -----------------
              Property and equipment, net                               $         982,748    $         590,906
                                                                        =================    =================

8    Accounts payable and accrued expenses

     Accounts payable and accrued expenses consist of the following:


                                                                                        June 30,
                                                                        --------------------------------------
                                                                                2001                2000
                                                                        -----------------    -----------------

              Trade accounts payable and other accrued operating
                 expenses                                               $         777,226    $       1,283,568
              Compensated absences                                                143,206               95,793
              Commissions payable                                                   2,000               32,410
              Payroll/sales taxes payable                                           4,202               20,335
              Finders fee payable                                                   -                  300,000
              Accrued advertising                                                   -                   59,924
                                                                        -----------------    -----------------
                                                                        $         926,634    $       1,792,030
                                                                        =================    =================

9    Long-term debt

     Long-term debt consists of the following:

                                                                                        June 30,
                                                                        --------------------------------------
                                                                                2001                2000
                                                                        -----------------    -----------------

              Notes payable to DVI                                      $         242,982    $         266,537
              Finders fee payable                                                 120,000              360,000
                                                                        -----------------    -----------------
                                                                                  362,982              626,537
              Less current maturities of long-term debt                          (282,982)            (208,435)
                                                                        -----------------    -----------------
              Long-term debt, net of current maturities                 $          80,000    $         418,102
                                                                        =================    =================

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9    Long-term debt (continued)

     The notes payable (the "DVI Notes") to the Duffy-Vinet Institute, Inc. ("DVI") were assumed by the Company in connection with the Merger (Note 4). The DVI Notes are secured by all of the assets SMCI had acquired from DVI in 1992. These assets consisted of furniture, fixtures and equipment (with a net book value of $12,000) and a portion of the intangible assets acquired from SMCI including a library of master tapes and completed training programs. At the time of the Merger, the fair value of the liability (totaling $309,948) was determined by calculating the present value of the future payments to be made using an implied interest rate of 11%. At June 30, 1999, the DVI Notes required 66 monthly payments of $6,280, including interest.

     During fiscal 2001, TSG ceased making payments on the DVI Notes and is attempting to negotiate a restructuring of such debt. Accordingly, all amounts due have been included in current liabilities.

     In connection with the Company's purchase of ComputerCOP Corporation, the Company incurred finder fees of $960,000, $360,000 of which are payable at $10,000 per month over 36 months commencing on March 1, 2000.

     Aggregate maturities of long-term debt are as follows:

        Year ending June 30,
                2002                 $       282,982
                2003                          80,000
                                     ---------------
                                     $       362,982
                                     ===============

10   Shareholders' equity

     Common stock issuances

     In July 2000, the Certificate of Incorporation of the Company was amended to increase the authorized shares of common stock from 10,000,000 to 50,000,000 shares and to authorize issuance of 2,000,000 shares of preferred stock.

     Management determined the fair value of all common stock issuances based on each respective issuance's quoted market price at the time of issuance.

     For the year ended June 30, 1999, the Company issued 1,750,000 shares of its common stock as follows:

          o 150,000 unregistered shares were issued to the Company's Vice President of Sales and Marketing (who is also a Director of the Company) for services rendered during the six months ended December 31, 1998, which resulted in a charge to operations of approximately $769,000.

          o 260,000 unregistered shares were issued to Internet Technologies, Inc., a consultant to the Company ("Internet Technologies"), for services rendered during the nine months ended March 31, 1999, which resulted in a charge to operations of approximately $1,333,000.

          o 100,000 unregistered shares were issued to a financial consultant and 100,000 unregistered shares were issued to the Company's legal counsel for services rendered during the three months ending March 31, 1999, which resulted in an aggregate charge to operations of $1,025,000.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10   Shareholders' equity (continued)

     Common stock issuances (continued)

          o 100,000 unregistered shares were issued in conjunction with the appointment of two new Directors of the Company effective February 1, 1999 (50,000 shares each), which resulted in an aggregate charge to operations of approximately $513,000.

          o On June 29, 1999, the Company completed a private placement. The Company sold 800,000 shares of unregistered common stock at $7.50 per share (a total of $6,000,000) exclusive of commission and other fees totaling $647,275. The placement agent received 80,000 warrants, exercisable at $9.375 each; the warrants vest one year after the closing of the private placement and expire four years after vesting. Additionally, 60,000 shares were issued to Internet Technologies for services rendered in connection with the private placement.

          o 180,000 unregistered shares were issued in connection with the Merger (Note 4) on June 30, 1999 valued at $22.75 per share, totaling $4,095,000.

     For the year ended June 30, 2000, the Company issued 2,528,743 shares of its common stock as follows:

          o The Company sold 287,500 shares of unregistered common stock during the year to accredited investors at $15 per share (totaling $4,312,500) exclusive of commissions and fees of approximately 7%.

          o On November 20, 1999, 12,500 shares were issued to a financial consultant for services rendered during the three months ending December 31, 1999, which resulted in a charge to operations of $275,000.

          o During January 2000, its preferred stockholder elected to convert the preferred stock into 13,888 shares of NetWolves common stock (at fair market value at the time of conversion).

          o Pursuant to an agreement dated February 10, 2000, the Company acquired all of the outstanding capital stock of ComputerCOP Corporation, a New York corporation and a subsidiary of Computer Concepts, in exchange for 1,775,000 restricted shares of the Company's common stock. In addition, the Company issued 125,000 restricted shares of the Company's common stock as finders' fees. The fair value of the common stock issued to Computer Concepts and common stock issued as finders' fees is included in the value of the ComputerCOP software and inventory, less the cash acquired of 20.5 million.

          o In June 2000, the Company issued General Electric Company ("GE"), 200,000 shares of common stock valued at $1,926,000, which is included in Sales and Marketing expenses in the Consolidated Statements of Operations (Note 14).

          o A total of 114,855 shares of the Company's common stock was issued to outside consultants upon the exercise of warrants (cashless) previously issued to these individuals.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10   Shareholders' equity (continued)

     Common stock issuances (continued)

     For the year ended June 30, 2001, the Company issued 575,000 shares of its common stock as follows:

          o In August 2000, 150,000 unregistered shares were issued to a consulting firm for services rendered, which resulted in a charge to operations of $807,000 and is included in sales and marketing in the consolidated statements of operations. One of the Company's employees, who is also a shareholder, has an ownership interest in this consulting firm.

          o On May 14, 2000 and in connection with the Company entering into a one year agreement with its investment bankers, the Company issued 400,000 unregistered shares. The fair value of the shares, $1,156,000, is being amortized over the life of the agreement and is included in general and administrative in the consolidated statements of operations. The investment bankers have demand registration rights on the shares issued 90 days after the commencement of the agreement.

          o In June 2001, 25,000 unregistered shares were issued to a consulting firm for services rendered, which resulted in a charge to operations of $89,250 and is included in general and administrative in the consolidated statements of operations.

     Stock option plans

     The Company's Stock Option Plans (the "Plans"), authorize the Board of Directors to grant nonstatutory stock options to employees, directors and consultants to purchase up to a total of 3,532,500 shares of the Company's common stock. Generally, options granted under the Plans vest ratably over three years. If any award under the Plans terminates, expires unexercised, or is canceled, the shares of common stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards.

                                                                           Maximum
                                                                          allowable          Maximum
                             Plans                 Date adopted           issuances        term in years
                     -------------------       -------------------   -------------------   -------------
                          1998 Plan               June 1998                  282,500            10
                          2000 Plan               July 2000                1,500,000            10
                          2001 Plan               February 2001            1,750,000            10
                                                                           ---------
                                                                           3,532,500
                                                                           =========

     Warrants

     For the year ended June 30, 1999, the Company granted warrants to purchase its common stock as follows:

          o 200,000 ten-year warrants issued to the Company's Vice-President of Sales and Marketing (who is also a Director of the Company) at an exercise price of $1.63 per share. These warrants were issued for services rendered during the six months ended December 31, 1998 and resulted in a charge to operations of approximately $699,000, based upon the intrinsic value of the warrants on the date of grant.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10   Shareholders' equity (continued)

     Warrants (continued)

          o 100,000 two-year performance based warrants were issued to two terminated employees (50,000 warrants each) at an exercise price of $5.00 per share. The warrants have since been canceled.

          o 25,000 five year warrants were granted to a consultant in March 1999 for services rendered, which resulted in a charge to operations of $189,000, based on the fair value of the warrant at the time of grant.

          o    300,000   warrants   were  issued  to  Anicom,   Inc.   for  cash
               consideration of $300,000 (see Note 14).

          o 80,000 warrants were issued to the placement agent in connection with a private placement of common stock (see "Common Stock Issuances" above).

     For the year ended June 30, 2000, the Company granted warrants to purchase its common stock as follows:

          o On July 26, 1999 and in connection with the Company entering into an agreement with Comdisco, Inc. ("Comdisco"), Comdisco was granted a five-year warrant to purchase 125,000 shares of the Company's unregistered common stock, at an exercise price of $10 per share. The warrant is immediately exercisable. The value of the warrant of $2,390,000 was being amortized over the initial term of the agreement (four years). In June 2001, the Company determined that the remaining unamortized value of the warrant was impaired and, accordingly, recorded a charge to operations of approximately $1,245,000 during fiscal 2001, which is included in impairment expense in the Company's consolidated statement of operations.

          o On July 31, 1999, a financial consultant of the Company was granted a five-year warrant to purchase 100,000 shares of common stock, at an exercise price of $12 per share. The warrants are immediately exercisable and the shares issuable pursuant to the warrants have piggyback registration rights. The value of the warrants of $1,704,000 was being amortized over a period of three months.

          o On November 1, 1999, the Company granted a five-year warrant to purchase 24,000 shares of common stock, at an exercise price of $18 per share to a public relations firm. The warrants vest ratably over twelve months and resulted in a charge to operations of approximately $205,000 through May 31, 2000, at which time the remaining unvested warrants were canceled due to termination of the public relations firm's services.

          o In November 1999, a consultant was granted a five-year warrant to purchase 60,000 shares of common stock, at an exercise price of $18 per share for services provided in connection with a private placement of the Company's common stock.

          o During December 1999, the Company granted 65,000 ten-year warrants to the Company's Vice President of Finance at an exercise price of $12 per share. The warrants vest immediately and accordingly resulted in a charge to operations of $422,500, based upon the intrinsic value of the warrants on the date of grant.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10   Shareholders' equity (continued)

     Warrants (continued)

     o In December 1999, a consultant was granted a ten-year warrant to purchase 100,000 shares of common stock, at an exercise price of $12 per share. The warrants are immediately exercisable. The value of the warrants resulted in a charge to operations of approximately $1,536,000 during the three months ended December 31, 1999.

     o In connection with the February 10, 2000 acquisition of ComputerCOP Corporation, the Company issued a warrant to purchase an aggregate of 300,000 shares of the Company's stock that are initially exercisable at $25 per share if exercised on or before September 30, 2002 and $30 thereafter until they expire on February 10, 2005. The fair value of this warrant of $2,928,000 has been allocated between the value of the software and the cost of capital obtained. In addition, the Company issued another warrant to purchase an aggregate of 600,000 shares of the Company's common stock. This warrant did not vest in accordance with its terms and was canceled on March 31, 2000.

     o On May 12, 2000, and in full settlement with a previously terminated employee, the Company granted a one-year warrant to purchase 10,000 shares of common stock, at an exercise price of $15 per share. The warrant is immediately exercisable. The value of the warrant resulted in a charge to operations of approximately $14,000 during the three months ended June 30, 2000.

     o In June 2000, three consultants were granted three-year warrants to purchase 100,000, 50,000 and 7,500, respectively, shares of common stock, at exercise prices ranging from $15 to $17 per share. Two of the warrants are immediately exercisable and one vests ratably over 18 months. The value of the warrants resulted in a charge to operations of approximately $395,000 for the three months ended June 30, 2000.

     o On June 22, 2000 and in connection with the Company entering into an agreement with GE, the Company issued a warrant to purchase 500,000 shares of common stock. The warrant may be exercised with respect to any given shares in whole or, from time to time in part, on or prior to the two-year anniversary of the date of vesting of such shares. The warrant vests as follows: GE may exercise the warrant to purchase, cumulatively, up to 100,000, 200,000, 350,000 and 500,000, respectively, shares of the Company's common stock upon the Company receiving orders (as defined in the agreement) of an amount equal to or in excess of, in the aggregate, $2, $3, $4 and $5 million. The exercise price of the warrant shall be the average (weighted by daily trading volume) of the reported closing price of the Company's common stock over the 20 consecutive trading day period ending two trading days prior to the date GE gives notice to exercise its conversion right. GE has demand registration rights (subject to certain limitations as defined in the agreement) covering at least 20% of the shares of common stock issuable upon exercise of these warrant.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10   Shareholders' equity (continued)

     Warrants (continued)

     For the year ended June 30, 2001, the Company granted warrants to purchase its common stock as follows:

          o In May 2001, seven consultants were granted warrants to purchase a total of 105,000 shares of common stock, at exercise prices ranging from $4 to $5 per share. All of the warrants are immediately exercisable and have terms ranging from 2 to 5 years. The value of the warrants resulted in a charge to operations of approximately $197,000 for the three months ended June 30, 2001, portions of which have been included in general and administrative and sales and marketing in the consolidated statements of operations.

     The value of the warrants had been calculated using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility of 75%, 65% and 65% for fiscal 2001, 2000 and 1999, respectively, risk-free interest rates ranging from 4.26% to 6.68%, and expected life equaling the term of each respective warrant.

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


                                                                          For the year ended June 30,
                                                     ------------------------------------------------------------

                                                             2001                  2000                 1999
                                                     -----------------     -----------------    -----------------
         Net loss
                  As reported                        $     (20,631,492)    $     (24,326,948)   $      (6,923,014)
                  Pro forma                          $     (32,903,464)    $     (24,950,773)   $      (6,829,767)

         Basic and diluted net loss per share
                  As reported                        $          (2.35)     $          (3.46)    $          (1.48)
                  Pro forma                          $          (3.74)     $          (3.55)    $          (1.46)

     The weighted average fair value per share of common stock, options and warrants granted to employees during the years ended June 30, 2001, 2000 and 1999, approximated $2.73, $10.97 and $5.02, respectively, are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility ranging from 65% to 75%, risk-free interest rates ranging from 4.76 to 6.69%, and expected lives ranging from 5 to 10 years.

     The following is a summary of all of the Company's stock options and warrants that were described in detail above (excluding the TSG stock options):

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




10       Shareholders' equity (continued)

         Summary of options and warrants (continued)

                                                                                 Weighted
                                                                                  average
                                                                 Number          exercise
                                                              options and        price per
                                                               warrants            share
                                                               ----------    ----------------

         Outstanding at June 30, 1998                          1,587,500     $           1.65
              Granted                                            924,000     $           5.08
              Exercised                                                -     $           -
              Forfeited                                         (396,000)    $           1.77
                                                               ---------
         Outstanding at June 30, 1999                          2,115,500     $           3.13
              Granted                                          1,901,500     $          18.86
              Exercised                                         (120,500)    $           1.90
              Forfeited                                         (839,667)    $          19.68
                                                               ---------
         Outstanding at June 30, 2000                          3,056,833     $           8.41
              Granted                                          4,830,250     $           4.79
              Exercised                                                -     $           -
              Forfeited                                         (752,583)    $           8.23
                                                               ---------
         Outstanding at June 30, 2001                          7,134,500     $           5.07
                                                               =========

     The following table summarizes information about all of the Company's options and warrants outstanding at June 30, 2001:

                                                  Options and warrants                Options and warrants
                                                     outstanding at                      exercisable at
                                                      June 30, 2001                       June 30, 2001
                                        --------------------------------------     ------------------------
                                                       Weighted
                                                        average       Weighted                     Weighted
                                                       remaining      average                       average
                  Range of              Number of     contractual     exercise      Number of      exercise
               exercise prices            shares          life          price        Shares          price
               ---------------          ---------     -----------     -------       ---------      --------
         $      1.63                     1,217,000         5.13     $     1.63      1,217,000    $     1.63
         $      3.00-$3.08                  15,000         4.87     $     3.02              -    $     -
         $      4.00-$4.82               2,370,000         4.27     $     4.06      1,853,333    $     4.07
         $      5.00-$5.25               2,372,750         4.13     $     5.10      2,372,750    $     5.10
         $      6.00-$9.50                 295,000         3.67     $     7.09         81,500    $     9.38
         $     10.00-$13.00                629,250         5.09     $    10.94        606,250    $    10.92
         $     15.00-$18.00                235,500         3.15     $    16.46        214,999    $    16.41
                                         ---------                                  ---------
                                         7,134,500                                  6,345,832
                                         =========                                  =========


     All employee based stock compensation awards issued for the year ended June 30, 2001 had no intrinsic value and, accordingly, resulted in no charge to operations in such period.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11   Segment information

     The Company reports segments in accordance with Financial Accounting Standards Board Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information". The Company and its subsidiaries operate in two separate business segments, the Technology segment and the Training and Consulting segment. These operating segments are representative of the Company's management approach to its evaluation of its operations. The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies. The Technology segment, which operates worldwide, is primarily engaged in the design, development, marketing and support of information delivery hardware products and software. The Training and Consulting segment, which operates domestically, provides management, consulting, educational and training services primarily to the oil and gas and automotive industries throughout the United States.

                                                                       For the year ended June 30,
                                                      ------------------------------------------------------
                                                             2001                2000              1999
                                                      ----------------    ----------------  ----------------
         Revenue
              Technology                              $        487,588    $        132,825  $      1,789,144
              Training and consulting                          937,550           1,290,865             -
                                                      ----------------    ----------------  ----------------
                  Total                               $      1,425,138    $      1,423,690  $      1,789,144
                                                      ================    ================  ================
         Operating loss
              Technology                              $    (14,460,314)   $    (14,786,837) $     (7,459,961)
              Training and consulting                       (1,441,735)         (9,029,678)            -
                                                      ----------------    ----------------  ----------------
                  Total                               $    (15,902,049)   $    (23,816,515) $     (7,459,961)
                                                      ================    ================  ================
                                                                                         June 30,
                                                                          ----------------------------------
                                                                                 2001               2000
         Identifiable assets                                              -----------------  ----------------
              Technology                                                  $       6,413,782  $     21,231,907
              Training and consulting                                               241,369           708,678
                                                                          -----------------  ----------------
                                                                                  6,655,151        21,940,585
              Net assets of discontinued operations                                 205,293         3,602,545
                                                                          -----------------  ----------------
                  Total                                                   $       6,860,444  $     25,543,130
                                                                          =================  ================
         Net revenue by geographic area follows:
                                                                       For the year ended June 30,
                                                      ------------------------------------------------------
                                                             2001                2000              1999
                                                      ----------------    ----------------  ----------------
         Revenue
              United States                           $      1,115,838   $      1,423,690  $      1,789,144
              Foreign                                          309,300              -                 -
                                                      ----------------    ----------------  ----------------
                  Total                               $      1,425,138   $      1,423,690  $      1,789,144
                                                      ================    ================  ================

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11   Segment information (continued)

     The Company had two major customers, one in the Technology segment and one in the Training and Consulting segment, which accounted for 21% and 35%, respectively, of consolidated revenue for the year ended June 30, 2001 and two customers that accounted for 56% and 12% of consolidated accounts receivable at June 30, 2001. The Company had two major customers, both included in the Training and Consulting segment, which accounted for 46% and 24% of consolidated revenue for the year ended June 30, 2000 and three customers that accounted for 34%, 15% and 10% of consolidated accounts receivable at June 30, 2000. The Company had one major customer in the Technology segment, which accounted for 95% of consolidated revenue for the year ended June 30, 1999.

12   Income taxes

     The provision for income taxes consists of the following:

                                                                     For the year ended June 30,
                                                         ----------------------------------------------
                                                               2001              2000           1999
                                                         ---------------   ---------------   -----------

              Current - Federal and States               $       -         $      (25,000)   $       -
              Deferred - Federal                                 -                 -                 -
              Deferred - States                                  -                 -                 -
                                                         ---------------   ---------------   -----------
              Provision for income taxes                 $       -         $      (25,000)   $       -
                                                         ===============   ===============   ===========

     The following table summarizes the significant differences between the Federal statutory tax rate and the Company's effective tax rate for financial reporting purposes:

                                                                     For the year ended June 30,
                                                         ----------------------------------------------
                                                               2001              2000           1999
                                                         ---------------   ---------------   -----------
              Federal statutory tax rate                       (34.0)%           (34.0)%        (34.0)%
              State and local taxes net of Federal
                tax effect                                      (6.0)             (6.0)          (6.0)
              Stock and option compensation                       .8               9.2           17.8
              Other items                                        (.1)              -               .2
              Loss on disposal                                   1.1               -              -
              Depreciation & amortization                         .5               -              -
              Effect of graduated tax rates                      -                 -              -
              Impairment                                         5.8               5.7            -
              Permanent differences                               .2                .1             .3
              Valuation allowance on deferred tax
                asset                                           31.7              25.1           21.7
                                                               ------            ------         ------
              Effective tax rate                                 0.0%              0.1%           0.0%
                                                               ======            ======         ======

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12   Income taxes (continued)

     The tax effects of temporary differences and carryforwards that give rise to deferred tax assets or liabilities are summarized as follows:

                                                                                        June 30,
                                                                        --------------------------------------

                                                                                2001                 2000
                                                                        -----------------    -----------------


                  Non deductible reserves and other                     $         266,000    $          17,000
                  Options and warrants                                              -                3,721,000
                  Loss on disposal of discontinued operations                     260,000                -
                  Net operating loss carryforward                              11,465,000            6,548,000
                  Intangible assets                                             2,758,000            1,606,000
                  Valuation allowance on net deferred tax asset               (14,749,000)         (11,892,000)
                                                                        -----------------    -----------------
                           Deferred tax asset, net                      $           -        $           -
                                                                        =================    =================


     The Company has provided for full valuation allowances on the net deferred tax asset due to it being more likely than not that the deferred tax asset will not be recognized.

     At June 30, 2001, the Company has net tax operating loss carryforwards of approximately $29 million available to offset future income tax liabilities, if any, that may be subject to Section 382 of the Internal Revenue Code. The carryforward losses expire in the years 2012 through 2021 and have not been recognized in the accompanying consolidated financial statements as a result of a valuation of the total potential tax asset. Approximately $700,000 of these carryforwards were generated by SMCI prior to the Merger which are subject to the separate return limitation year
     (SRLY) rules and are subject to the restriction pursuant to Section 382 of the Internal Revenue Code.

13   Related party transactions

     In connection with the Merger, the Company had assumed obligations and entered into commitments with one of the Company's shareholders, who is also a director and treasurer of TSG, as follows:

          o Deferred compensation payable aggregating $100,000 at June 30, 1999, represented unpaid salary to the TSG officer for services rendered prior to the Merger. The deferred compensation was payable in six monthly installments of $16,667 commencing in October 31, 1999.

          o TSG leases its office facilities from the TSG officer for annual lease payments of approximately $75,000 (exclusive of sales tax) through December 2004, which approximates fair market value. The Company paid approximately $53,000 and $79,000 in connection with this lease for the years ended June 30, 2001 and 2000, respectively.

          o The loans and advances from the TSG officer of $144,348 was payable in four equal monthly installments of $37,203 (including interest at 8%) commencing on July 1, 1999.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13   Related party transactions (continued)

     In addition, in July 1999, another shareholder, who was the President and Chief Executive Officer of TSG, borrowed $50,000 at an interest rate of 6% per annum. Interest on the loan is payable quarterly and the entire principal balance is payable upon the third anniversary date of issuance. The ex-President and Chief Executive Officer is currently in default of the terms of this loan and the Company is attempting to obtain all amounts currently due (Note 16).

     In August 2000, 150,000 unregistered shares were issued to a consulting firm for services rendered (Note 10). One of the Company's employees, who is also a shareholder, has an ownership interest in this consulting firm. In December 2000, the Company reduced the exercise price of 300,000 warrants previously issued to this consulting firm to $5 per share and shortened the remaining term of the warrant to three years, which resulted in a charge to operations of $468,000 that is included in general and administrative expenses. The market price of the Company's common stock at the time of this reduction was $4.188 per share.

     In July 2001, the Company paid $300,000 for marketing services to a consulting firm in which one of the Company's employees has an ownership interest. This amount is included in sales and marketing in the consolidated statements of operations for the year ended June 30, 2001.

14   Major customers/significant agreements

     General Electric Company

     On June 29, 2000, NetWolves and General Electric Company ("GE") signed a contract for the master purchase, license and support services of NetWolves' security, remote monitoring and configuration management system. GE is using the Company's products for interconnectivity of its worldwide offices.

     The contract is for a term of six years and can be extended for four additional one-year periods unless prior notice of non-renewal is given by either party as defined in the agreement. The contract provides for the Company to receive a fee upon shipment of each unit, and an additional one-time configuration and installation fee. Additionally, upon shipment of each unit, GE has the right to purchase from the Company support service and annual monitoring and management service on an annual basis ("Annual Services"). The Annual Services shall continue at the same rate per annum, at GE's discretion, provided that GE requests such services at any time during a subsequent year. GE is required to pay fees for Annual Services in full from the expiration date of the prior year period and revenue generated from the Annual Services is recognized over the service period.

     On June 22, 2000 and in connection with the Company entering into the agreement with GE, the Company issued a warrant to purchase 500,000 shares of common stock (Note 10).

     In June 2000, the Company issued 200,000 shares of common stock to GE (Note
     10).

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





14   Major customers/significant agreements (continued)

     Amoco Oil Company

     On December 1, 1999, the Company entered into a three-year agreement (the "Management Agreement") with Amoco Oil Company ("Amoco"), whereby the Company was granted the exclusive right to service and support certain franchised automotive maintenance and repair businesses located within Minnesota. For the years ended June 30, 2001 and 2000, the Company recorded management fee revenue from the Management Agreement of approximately $500,000 and $650,000, respectively, and had included a liability to Amoco of $57,000 in accounts payable and accrued expenses at June 30, 2000 in the accompanying consolidated balance sheets. Such liability was subsequently paid in August 2000.

     The agreement also called for the maintenance of a separate advertising fund to be used to fund marketing and advertising costs for the franchisees. At June 30, 2000, this fund was approximately $108,000 and was included in cash and cash equivalents in the accompanying consolidated balance sheets.

     Effective December 31, 2000, Amoco terminated the contract with the Company.

     Anicom, Inc.

     In January 1999, the Company entered into a five-year exclusive master distribution agreement with Anicom, Inc. ("Anicom") to distribute its internet connectivity devices throughout North America. Additionally, Anicom was entitled to receive a commission on any sales or leases of the units made directly by the Company that Anicom was not involved with and a commission on certain technical support revenue earned by the Company. In accordance with the terms of the agreement, the Company shipped approximately $1,700,000 of product to Anicom, which accounted for approximately 95% of the Company's revenue for the year ended June 30, 1999.

     For cash consideration paid to the Company of $300,000, the Company issued Anicom 300,000 warrants to purchase common stock of the Company at an exercise price of $5 per share. The warrants issued to Anicom would have vested in equal installments over three years, commencing on the first anniversary of the agreement and would have expired in January 2004. Anicom also obtained piggyback registration rights with respect to the issuable shares of common stock.

     On April 10, 2000, the Company exercised its right to terminate its exclusive distributorship agreement with Anicom pursuant to its terms (see
     Note 16).

15   Commitments and contingencies

     Leases

     The Company has entered into several leases for office space, office equipment and vehicles. Additionally, as a result of the Merger, TSG assumed several leases, which are included below. At June 30, 2001, the approximate future minimum annual lease payments (including the lease for office space with the TSG officer, (Note 13), are summarized as follows:

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15   Commitments and contingencies (continued)

     Leases (continued)

              Fiscal year ending June 30,
                  2002               $          766,000
                  2003                          704,000
                  2004                          653,000
                  2005                          620,000
                  2006                          254,000
                                     ------------------
                                     $        2,997,000
                                     ==================

     The above future minimum annual lease payments include approximately $430,000 in payments for discontinued operations.

     Total rent expense for the years ended June 30, 2001, 2000 and 1999 was $576,914, $394,184, and $139,417, respectively.

     Employment agreements

     In connection with the Merger (Note 4), TSG entered into employment agreements with 5 executives who were the principals of SMCI. Each of the agreements are substantially identical and provide for the following significant terms:

          o employment terms of three years with automatic renewals for additional one-year terms unless terminated by either party through written notice,

          o annual salaries of $150,000 for two individuals and $100,000 for three individuals adjusted annually for cost of living increases,

          o two of the executives shall each receive 5% of pre-tax profits of TSG (up to a maximum of 100% of each employee's base salary) and three of the executives shall each receive 1.67% of pre-tax profits of TSG (up to a maximum of 50% of each employee's base salary),

          o An aggregate of 605,000 incentive TSG stock options issued to the employees (Note 4),

          o An aggregate of 175,000 contingently issuable incentive TSG stock options to the employees (Note 4),

          o If within eighteen months of the Merger, TSG has not initiated an initial public offering or acquired a publicly held shell, two executives shall receive 10% of pre- tax profits of TSG up to $10 million and 5% of pre-tax profits in excess of $10 million, not to exceed, in the aggregate, $1.5 million in compensation in any year.

     The Company has ceased payments under the TSG employment agreements in connection with litigation with The Sullivan Group (Note 16).

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15   Commitments and contingencies (continued)

     Employment agreements (continued)

     In August 2000 the Company entered into employment agreements with four employees with the following terms:

          o One of the agreements is for a period of three years and grants the employee warrants to purchase 250,000 shares of common stock of the Company at a purchase price of $5.25 per share, subject to a vesting schedule as specified in such agreement.

          o Another agreement is for a thirty-month period and provides for a monthly salary of $12,000, plus reimbursement of certain expenses of $3,000 per month. In addition, the agreement also grants the employee warrants to purchase 350,000 shares of common stock of the Company at a purchase price of $5.25 per share, subject to a vesting schedule as specified in such agreement. In July 2000 and before commencement of employment, this individual received $250,000 in consulting fees relating to the Company's agreement with General Electric Company.

          o Another agreement is for a period of three years and grants the employee/stockholder, who is affiliated with a law firm who provided legal services to the Company, warrants to purchase 275,000 shares of common stock of the Company at a purchase price of $5.125 per share, subject to a vesting schedule as specified in such agreement;

          o The last agreement is for a period of three years and provides for monthly compensation of $20,000, and the agreement also grants the employee warrants to purchase 200,000 shares of common stock of the Company at a purchase price of $5.25 per share, subject to a vesting schedule as specified in such agreement.

     Effective October 2000, the Company has entered into employment agreements with certain members of its executive management team. All of the employment  agreements  provide for  certain  payments  following  death or disability, for certain fringe benefits such as reimbursement for reasonable expenses and participation in medical plans, and for accelerated payments in the event of change of control of the Company. The specific terms are as follows:

          o The agreement with the Chief Executive Officer is for a term of five years at an annual salary of $275,000 subject to cost of living increments.

          o The agreement with the Senior Vice President is for a term of three years, subject to two additional one-year extensions, at an annual salary of $175,000.

          o The agreement with the Vice President of Finance is for a term of three years, subject to two additional one-year extensions, at an annual salary of $150,000.

     Pension plan

     As of a result of the Merger, TSG has assumed the obligations of a 401(k) defined contribution plan that provides retirement benefits to qualified TSG employees. Company contributions to the plan are discretionary. In addition, employees have the option of deferring and contributing a portion of their annual compensation to the plan in accordance with the provisions of the plan. Pension expense was approximately $7,000 and $2,000 for the years ended June 30, 2001 and 2000, respectively.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



16   Legal matters

     Anicom Inc.

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

     On November 16, 2000, and in connection with the litigation, the Company and Anicom reached a settlement (the "Settlement Agreement"). Under the Settlement Agreement the allegations for the breach of the warrant agreement by the Company and unasserted claims for the breach of the distribution agreement by Anicom and the Company were settled. The Company paid $1,150,000 to Anicom pursuant to the Settlement Agreement, which included the repurchase of all unvested warrants. As of September 30, 2000, the Company reduced additional paid-in capital in the amount of $705,000, representing the fair value of the warrants, calculated using the Black-Scholes option pricing model with the following assumptions: dividend yield of none, expected volatility of 65%, risk free interest rate of 5.85% and an expected term of 3.17 years the remaining life to the maturity date. The remaining portion of the settlement, in the amount of $445,000, has been charged to operations and included in general and administrative expenses for the year ended June 30, 2001.

     The Sullivan Group

     On or about November 22, 2000 the Company commenced a lawsuit ("Action 1") in the United States District Court for the Southern District of New York against certain defendants who were officers and/or directors of TSG (the "Sullivan Group") and against an Ohio Corporation, ProCare, Inc. ("ProCare"). In response to Action 1, on or about December 19, 2000, the Sullivan Group commenced a lawsuit ("Action 2") in the United States District Court for the Southern District of New York against the Company and other defendants. The Company claims that it was induced to enter into the merger agreement and consummate the merger transaction based upon fraudulent misrepresentations and the purposeful concealment of material information by the Sullivan Group. The Sullivan Group is contending, correspondingly, that it was the Company and certain of the current and former officers and directors who induced the Sullivan Group to enter into the merger agreement by making false or negligent misrepresentations regarding the Company's principal product. Service revenue from the TSG subsidiary has been, and will continue to be substantially reduced as a result of the reduction in its operations and the continuing disputes between the parties.

     The Sullivan Group and Procare moved to dismiss Action 1 based upon their contention that the Court lacked subject matter jurisdiction to adjudicate the controversy. Correspondingly, NetWolves and TSG moved in Action 2 to dismiss the claims of the Sullivan Group against them on the ground that the Federal Rules of Civil Procedure compel the Sullivan Group to interpose such claims, if at all, as counterclaims in Action 1.

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16   Legal matters (continued)

     The Sullivan Group (continued)

     In a decision dated May 8, 2001, which addressed all three motions, the Court granted the Sullivan Group's motion to dismiss Action No. 1 on the ground that full diversity of citizenship between the plaintiffs and the defendants did not exist, and, therefore, as a procedural matter, the Court lacked subject matter jurisdiction. As a consequence, in addition to denying the material allegations of the Sullivan Group's complaint and setting forth several affirmative defenses to the 10b-5 claim and the claims for fraud, negligent misrepresentation and breach of the Employment Agreements, the Company and TSG have now reasserted as counterclaims in their answer in Action No. 2, all of the claims which they asserted against the Sullivan Group and ProCare (as an additional defendant on the counterclaims) in their complaint in Action No. 1 plus an additional claim against the Sullivan Group for breach of certain of the express representations and warranties in the Merger Agreement. Based on the foregoing, the Company and TSG are seeking compensatory damages in excess of $5 million, punitive damages in the amount of $5 million and injunctive and other ancillary relief. Based upon the allegations in their complaint, the Sullivan Group are seeking $8 million in compensatory damages and $8 million in punitive damages. Although the Court did enjoin the Company to have its counsel issue an opinion letter under Rule 144, the Sullivan Group nevertheless are restricted to selling as a group during the prescribed temporal periods only that limited number of shares permitted under the aggregation proscriptions of Rule 144(e). The Court further mandated that as a condition of granting such preliminary injunctive relief, the Sullivan Group are compelled to deposit all of the proceeds of such sales into an escrow to be held as security for any and all costs and damages that the Company may suffer or incur if it is determined ultimately that such relief was wrongfully granted.

     The Company believes that its claims against the Sullivan Group will be meritorious based on the facts and circumstances. Further, the Company believes that the claims by the Sullivan Group lack merit and it intends to engage in a vigorous defense.

     Security guard business

     Certain  claims,  suits and  complaints  arising in the normal  course with respect to the Company's former uniformed security guard services operations have been filed or are pending against the Company. Generally, these matters are all covered by a general liability insurance policy. In the opinion of management, all such matters are without merit or are of such kind, or involve such matters, as would not have a significant effect on the financial position or results of operations of the Company, if disposed of unfavorably.

17   Subsequent events

     Private placements/loans

     On July 9, 2001, the Company completed a private placement with Pequot Partners Fund, L.P. and Pequot International Fund, Inc., two funds managed by Pequot Capital Management, Inc. The Company sold 1,200,000 shares of unregistered common stock at $2.50 per share (a total of $3,000,000). Also in July 2001, the Company completed another private placement to accredited investors for $325,000 through the sale of 130,000 shares of unregistered common stock at $2.50 per share. Additionally, on October 11, 2001, the Company received $500,000 in the form of a non-negotiable promissory note that bears interest at the rate of 10% per annum. Such principal and interest is due and payable in full on April 1, 2003.

     Settlement agreement

     In July 2001, and in consideration for the termination of an employee of the Company's employment agreement, the Company issued 150,000 shares to such employee, which resulted in a charge to fiscal 2002 operations of $487,500.

     Liquidity

     NetWolves had cash and cash equivalents of $4.4 million at June 30, 2001 and an additional $3.8 million was received in July and October 2001 (as discussed above). Management believes that the Company has adequate capital resources to meet its working capital needs for at least the next twelve months based upon its current and planned operating level and estimated revenue. In order for the Company to execute its business plan, significant cash outflows were necessary for, among other things, developing infrastructure and the utlilization of consultants. Such spending levels have recently been reduced in accordance with the Company's updated business plan. To the extent necessary, the Company intends to raise additional monies from the sale of its capital stock to meet its funding needs over the next 12 to 24 months, however, there can be no assurance that the Company will have sufficient capital to finance its operations. If the Company is unable to raise additional monies from the sale of its capital stock, management will institute cost saving measures that will significantly reduce the Company's overhead expenses.

Board of Directors and Shareholders
NetWolves Corporation
Bohemia, New York



                          INDEPENDENT AUDITORS' REPORT

The audit referred to in our report dated August 24, 2000 on the consolidated financial statements of NetWolves Corporation and subsidiaries, which appear in
Part II,  also  include  Schedule  II for the year  ended  June 30,  2000.  This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein, in compliance with the applicable accounting regulations of the Securities and Exchange Commission.




/s/ Richard A. Eisner & Company, LLP



New York, New York
August 24, 2000

Board of Directors and Shareholders
NetWolves Corporation
Bohemia, New York


                          INDEPENDENT AUDITOR'S REPORT

We have audited the consolidated statements of operations, shareholders' equity and cash flows of NetWolves Corporation and subsidiaries (the "Company") for the year ended June 30, 1999, and have issued our report thereon dated August 12, 1999; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audit also included Schedule II for the year ended June 30, 1999. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein, in compliance with the applicable accounting regulations of the Securities and Exchange Commission.




/s/ Hays & Company



August 12, 1999
New York, New York

                                   SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



                                                                         Additions                           Balance
                                                      Balance at     charged to costs   Deductions from        at
                                                      beginning             and           allowances           end
                                                      of period          expenses                           of period
                                                   ---------------   ---------------    ---------------  ---------------
Year ended June 30, 2001:
  Allowance for doubtful accounts receivable       $        44,747   $       107,512    $           -    $       152,259
  Allowance for other assets                       $           -     $        33,589    $           -    $        33,589
  Accrued losses of discontinued operations        $           -     $       496,927    $           -    $       496,927
  Provision for impairment of intangible assets    $     4,016,080   $     1,415,929    $           -    $     5,432,009

Year ended June 30, 2000:
  Allowance for doubtful accounts receivable       $        40,000   $        30,000    $        25,253  $        44,747
  Provision for impairment of intangible assets    $           -     $     4,016,080    $           -    $     4,016,080

Year ended June 30, 1999:
  Allowance for doubtful accounts receivable       $           -     $        40,000    $           -    $        40,000
  Provision for impairment of intangible assets    $           -     $           -      $           -    $           -