Form 10-Q
period 2001-09-30
NETWOLVES CORP
filed 2001-11-13
CIK 1084103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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

                                 (631) 589-8275
              (Registrant's telephone number, including area code)

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

                             Yes    X        No
                                  -----

Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

                                          NUMBER OF SHARES OUTSTANDING ON
        TITLE OF CLASS                            October 22, 2001
------------------------------            -------------------------------

Common Stock, $.0033 par value                       10,658,065
                                                     ----------

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                         FORM 10-Q - SEPTEMBER 30, 2001



                                     INDEX


PART I - FINANCIAL INFORMATION


    ITEM 1 - FINANCIAL STATEMENTS

    CONDENSED CONSOLIDATED BALANCE SHEETS
       September 30, 2001 (unaudited) and June 30, 2001                        1

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
    COMPREHENSIVE LOSS
      For the three months ended September 30, 2001 (unaudited)
       and September 30, 2000 (unaudited)                                      2

    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the three months ended September 30, 2001 (unaudited)
        and September 30, 2000 (unaudited)                                     3

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                  4 - 11

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                        12 - 18

    ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK        18


PART II - OTHER INFORMATION

    ITEM 1 - LEGAL PROCEEDINGS                                                19

    ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                        20

    ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                  20

    ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              20

    ITEM 5 - OTHER INFORMATION                                                20

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                 20

SIGNATURES                                                                    21

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  September 30,           June 30,
                                                                                      2001                  2001
                                                                              ------------------    ------------------
                                                                                  (Unaudited)

ASSETS

Current assets
     Cash and cash equivalents                                                $        4,973,919    $        4,411,657
     Marketable securities, available for sale, at market value                           66,500                71,000
     Accounts receivable, net                                                            366,225               366,868
     Inventories                                                                         363,659               361,656
     Prepaid expenses                                                                    142,778               234,648
     Other current assets                                                                134,915               185,130
                                                                              ------------------    ------------------
         Total current assets                                                          6,047,996             5,630,959

Property and equipment, net                                                              924,378               982,748
Software, net                                                                             72,422                73,414
Other assets                                                                             180,163               173,323
                                                                              ------------------    ------------------

                                                                              $        7,224,959    $        6,860,444
                                                                              ==================    ==================
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued expenses                                     $          513,594    $          926,634
    Accrued losses of discontinued operations                                            299,150               496,927
    Deferred revenue                                                                      92,362               129,978
    Current maturities of long-term debt                                                 282,982               282,982
                                                                              ------------------    ------------------
       Total current liabilities                                                       1,188,088             1,836,521

Long term debt, net of current maturities                                                 80,000                80,000
                                                                              ------------------    ------------------

         Total liabilities                                                             1,268,088             1,916,521
                                                                              ------------------    ------------------

Minority interest                                                                        279,280               281,693
                                                                              ------------------    ------------------

Commitment and contingencies

Shareholders' equity
    Preferred stock, $.0033 par value; 2,000,000 authorized on September
      30, 2001 and June 30, 2001; no shares issued and outstanding on
      September 30, 2001 and June 30, 2001                                                 -                     -
    Common stock, $.0033 par value; 50,000,000 shares authorized on
      September 30, 2001 and June 30, 2001, respectively; 10,658,065 and
      9,167,613  shares issued and outstanding on September 30, 2001 and
      June 30, 2001, respectively                                                         35,171                30,254
     Additional paid-in capital                                                       61,556,082            57,748,499
     Unamortized value of equity warrants                                               (722,500)           (1,011,500)
     Accumulated deficit                                                             (55,062,507)          (51,980,868)
     Accumulated other comprehensive loss                                               (128,655)             (124,155)
                                                                              ------------------    ------------------

       Total shareholders' equity                                                      5,677,591             4,662,230
                                                                              ------------------    ------------------

                                                                              $        7,224,959    $        6,860,444
                                                                              ==================    ==================

     The accompanying notes to the financial statements are an integral part of these condensed consolidated balance sheets.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (Unaudited)

                                                                                  For the three months ended
                                                                                         September 30,
                                                                          ----------------------------------------

                                                                                  2001                  2000
                                                                          ------------------    ------------------
 Revenue
    Products                                                              $           56,872    $           32,483
    Services                                                                         130,553               421,048
                                                                          ------------------    ------------------
                                                                                     187,425               453,531
                                                                          ------------------    ------------------
 Cost of revenue
    Products                                                                          44,310                10,663
    Services                                                                         113,708               302,030
                                                                          ------------------    ------------------
                                                                                     158,018               312,693
                                                                          ------------------    ------------------

 Gross profit                                                                         29,407               140,838
                                                                          ------------------    ------------------

Operating expenses
    General and administrative                                                     1,888,878             2,274,087
    Engineering and development                                                      499,183               384,863
    Sales and marketing                                                              767,881             1,852,872
                                                                          ------------------    ------------------
                                                                                   3,155,942             4,511,822
                                                                          ------------------    ------------------

 Loss before other income (expense)                                               (3,126,535)           (4,370,984)

 Other income (expense)
    Investment income                                                                 48,363               271,800
    Minority interest                                                                  2,413                 8,144
    Interest expense                                                                  (5,880)               (7,224)
                                                                          ------------------    ------------------

 Net loss from continuing operations                                              (3,081,639)           (4,098,264)

Discontinued business
    Loss from discontinued operations                                                     -               (853,898)
    Loss on disposal of discontinued operations                                           -                     -
                                                                          ------------------    ------------------

Net loss                                                                          (3,081,639)           (4,952,162)

 Other comprehensive loss:
    Marketable securities valuation adjustment                                        (4,500)               (1,500)
                                                                          ------------------    ------------------

 Comprehensive loss                                                       $       (3,086,139)   $       (4,953,662)
                                                                          ==================    ==================


Basic and diluted net loss per share
    Loss from continuing operations                                       $            (.30)    $            (.47)
    Loss from discontinued operations                                                    -                   (.10)
                                                                          ------------------    ------------------
                                                                          $            (.30)    $            (.57)
                                                                          ==================    ==================

 Weighted average common shares
    outstanding, basic and diluted                                                10,439,135             8,667,613
                                                                          ==================    ==================

The accompanying notes to the financial statements are an integral part of these condensed consolidated statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 For the three months ended
                                                                                 --------------------------
                                                                                          September 30,
                                                                          --------------------------------------

                                                                                  2001                  2000
                                                                          ----------------      ----------------
Cash flows from operating activities
     Net loss                                                             $     (3,081,639)     $     (4,952,162)
     Adjustments to reconcile net loss to net cash used in
         operating activities
           Depreciation                                                             64,906                42,635
           Amortization                                                              7,691               534,836
           Noncash charge to operations with respect to
            stock and warrants issued for services and amortization
           of previously issued warrants                                           776,500               855,375
           Minority interest                                                        (2,413)               (8,144)
           Settlement obligation                                                        -                445,000
           Loss on disposal of property and equipment                               12,571                    -
           Accrued loss on disposal of discontinued operations                    (197,777)                   -
     Changes in operating assets and liabilities
       Accounts receivable                                                             643              (110,599)
       Inventories                                                                  (2,003)              (96,328)
       Prepaid expenses                                                             91,870                (5,326)
       Other current assets                                                         50,215                11,935
       Deferred revenue                                                            (37,616)               15,028
       Accounts payable and accrued expenses                                      (413,040)           (1,121,111)
                                                                          ----------------      ----------------
         Net cash used in operating activities                                  (2,730,092)           (4,388,861)
                                                                          ----------------      ----------------
Cash flows from investing activities
     Capitalized software costs                                                     (6,699)              (59,370)
     Purchases of property and equipment                                           (19,107)             (204,194)
     Payments of security deposits                                                  (6,840)              (32,423)
                                                                          ----------------      ----------------
       Net cash used in investing activities                                       (32,646)             (295,987)
                                                                          ----------------      ----------------
Cash flows from financing activities
     Cash proceeds from private sale of common stock                             3,325,000                    -
     Repayment of long term debt                                                        -               (251,616)
                                                                          ----------------      ----------------
       Net cash provided by (used in) financing activities                       3,325,000              (251,616)
                                                                          ----------------      ----------------
Net increase (decrease) in cash and cash equivalents                               562,262            (4,936,464)

Cash and cash equivalents, beginning of period                                   4,411,657            20,204,309
                                                                          ----------------      ----------------
Cash and cash equivalents, end of period                                  $      4,973,919      $     15,267,845
                                                                          ================      ================

The accompanying notes to the financial statements are an integral part of these condensed consolidated statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000




1    Interim financial information

     The summary financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying condensed consolidated financial statements, footnotes and discussions of NetWolves Corporation ("NetWolves" or the "Company") should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the years ended June 30, 2001, 2000 and 1999. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

     TSG historically has provided consulting, educational and training services primarily to the oil and gas and automotive industries throughout the United States. ComputerCOP Corporation sells software designed to provide non computer literate owners the ability to identify threats as well as objectionable material that may be viewed by users of the computer on the Internet. In June 2001, management approved a formal plan of disposal of its computer software business segment (Note 4).

3    Significant accounting policies

     Use of estimates

     In preparing condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


3    Significant accounting policies (continued)

     Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The separate ownership of one of the Company's subsidiaries is reflected in the Company's consolidated financial statements as minority interest. The minority interest includes common stock representing 1.7% of the outstanding shares of the subsidiary.

     Discontinued operations

     The consolidated financial statements for the quarter ended September 30, 2000 have been restated to separately report results of discontinued operations from the results of continuing operations. Disclosures included herein pertain to the Company's continuing operations unless otherwise noted.

     Inventories

     Inventories consist of raw materials and finished goods. Inventories are valued at the lower of cost or net realizable value using the first-in, first-out method. Raw material and finished goods amounted to $154,322 and $209,337, respectively, at September 30, 2001 and $154,331 and $207,325,
     respectively, at June 30, 2001. Included in inventory at September 30, 2001 and June 30, 2001 is $22,086 and $25,000, respectively, of finished goods and raw materials inventory relating to discontinued operations (Note 4).

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

     On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001; establishes specific criteria for the recognition of intangible assets separately from goodwill; and requires unallocated negative goodwill to be written off immediately as an extra-

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


3    Significant  accounting  policies  (continued)

     Summary of recent accounting pronouncements (continued)

     ordinary gain (instead of being deferred and amortized). SFAS No.142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and intangible assets, which have indefinite useful lives, will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company plans to adopt SFAS No. 142 effective July 1, 2002. The Company is considering the provisions of SFAS No. 141 and No. 142 and at present has not determined the impact of adopting SFAS No. 141 and SFAS No. 142.

     During August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30"). SFAS No. 144 was issued because SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB No. 30, and two accounting models existed for long-lived assets to be disposed of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale. SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 also requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spinoff be considered held and used until it is disposed of. Lastly, SFAS No. 144 retains the requirement of SFAS No. 121 to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation (amortization). Therefore, discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. SFAS No. 144 retains the basic provisions of APB 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. The Company plans to adopt SFAS No. 144 effective July 1, 2002, and has not yet determined the impact of adoption.

     Reclassifications

     Certain reclassifications have been made to the condensed consolidated financial statements shown for the prior periods in order to have them conform to the current period's classifications.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000



4    Disposal of business segment

     During June 2001, the Company formally adopted a plan to discontinue its ComputerCOP software operations. At that time, this consisted primarily of ComputerCOP software technology, inventory and property and equipment. The Company accrued a provision for estimated losses during the phase out period of approximately $497,000 at June 30, 2001, of which approximately $299,000 remained at September 30, 2001. The Company has also restated the consolidated financial statements for the periods prior to fiscal 2001 to separately report results of discontinued operations from the results of continuing operations. A summary of the operating results of the discontinued operations follows:

     Loss from discontinued operations are as follows:

                                                  For the three months ended
                                                          September 30,
                                                --------------------------------
                                                     2001               2000
                                                -------------     --------------
        Revenue                                 $      42,722     $       12,253
        Cost of revenue                                 3,469              1,652
        Selling, general and administrative           237,030            337,309
        Amortization                                    -                527,190
                                                -------------     --------------
        Loss from discontinued operations       $    (197,777)    $     (853,898)
                                                =============     ==============

     Loss from discontinued operations for the three months ended September 30, 2001 has been applied to "Accrued losses of discontinued operations" on the condensed consolidated balance sheets. Proceeds to the Company from disposal of its ComputerCOP software operations discussed above are expected to approximate $400,000, including the sale of the ComputerCOP technology and the liquidation of certain inventories, accounts receivable and property and equipment retained by the Company. Such assets had a carrying value of approximately $226,000 at September 30, 2001, after deducting an allowance for the estimated loss on disposal on certain inventories. The Company expects to complete the disposal of its ComputerCOP operations through the sale of its remaining assets during the year ended June 30, 2002.

5    Balance sheet components

                                                                    September 30,          June 30,
                                                                        2001                 2001
                                                                  -----------------    -----------------
     Property and equipment, net
        Machinery and equipment                                   $         866,489    $         867,832
        Furniture and fixtures                                              240,408              281,484
        Leasehold improvements                                              144,932              152,150
                                                                  -----------------    -----------------
                                                                          1,251,829            1,301,466
        Less: accumulated depreciation and amortization                    (327,451)            (318,718)
                                                                  -----------------    -----------------

        Property and equipment, net                               $         924,378    $         982,748
                                                                  =================    =================
     Accounts payable and accrued expenses
        Trade accounts payable and accrued
          operating expenses                                      $         355,825    $         777,226
        Compensated absences                                                141,686              143,206
        Commissions payable                                                   2,950                2,000
        Payroll/sales taxes payable                                          13,133                4,202
                                                                  -----------------    -----------------
                                                                  $         513,594    $         926,634
                                                                  =================    =================

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

6    Shareholders' equity

     Common stock issuances

     -- On July 9, 2001, the Company completed a private placement with Pequot Partners Fund, L.P. and Pequot International Fund, Inc., two funds managed by Pequot Capital Management, Inc. The Company sold 1,200,000 shares of unregistered common stock at $2.50 per share (a total of $3,000,000).

     -- In July 2001, the Company completed another private placement to accredited investors for $325,000 through the sale of 130,000 shares of unregistered common stock at $2.50 per share.

     -- In July 2001, and in consideration for the termination of an employee of the Company's employment agreement, the Company issued 150,000 shares to such employee, which resulted in a charge to fiscal 2002 operations of $487,500.

7    Segment information

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

                                                                                 Three months ended
                                                                                    September 30,
                                                                       ---------------------------------------

                                                                              2001                 2000
                                                                       -----------------     -----------------
              Revenue
                  Technology                                           $         107,715     $          32,483
                  Training and consulting                                         79,710               421,048
                                                                       -----------------     -----------------

                      Total                                            $         187,425     $         453,531
                                                                       =================     =================

              Operating loss
                  Technology                                           $      (2,985,287)    $      (3,877,353)
                  Training and consulting                                       (141,248)             (493,631)
                                                                       -----------------     -----------------

                      Total                                            $      (3,126,535)    $      (4,370,984)
                                                                       =================     =================



                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000



7    Segment information (continued)

                                                                         September, 30           June 30,
                                                                              2001                 2001
                                                                       -----------------     ---------------
             Identifiable assets
                 Technology                                            $       6,786,826     $     6,413,782
                 Training and consulting                                         212,240             241,369
                                                                       -----------------     ---------------
                                                                               6,999,066           6,655,151
                 Net assets of discontinued operations                           225,893             205,293
                                                                       -----------------     ---------------
                     Total                                             $       7,224,959     $     6,860,444
                                                                       =================     ===============

     The Company had two major customers, both in the Technology segment, which accounted for 28% and 10%, respectively, of consolidated revenue for the three months ended September 30, 2001 and two major customers, both in the Training and Consulting segment, which accounted for 58% and 14% of consolidated revenue for the three months ended September 30, 2000, respectively. Additionally, the Company had one customer that accounted for 48% of consolidated accounts receivable at September 30, 2001 and two customers that accounted for 56% and 12% of consolidated accounts receivable at June 30, 2001.

8    Commitments and contingencies

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

                    NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


8    Commitments and contingencies (continued)

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

9    Subsequent events

     Promissory note

     On October 11, 2001, the Company received $500,000 in the form of an unsecured, non- negotiable promissory note that bears interest at the rate of 10% per annum. Such principal and interest is due and payable in full on April 1, 2003.

     Private placement

     On November 7, 2001, the Company completed a private placement with an institutional investor, whereby the Company sold 1 million shares of unregistered common stock at $2.00 per share (a total of $2,000,000).

                    NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


10   Liquidity

     NetWolves had cash and cash equivalents of approximately $5 million at September 30, 2001 and an additional $2.5 million was received in October and November 2001 (as discussed above). Management believes that the Company has adequate capital resources to meet its working capital needs for at least the next twelve months based upon its current and planned operating level and estimated revenue. In order for the Company to execute its business plan, significant cash outflows were necessary for, among other things, developing infrastructure and the utilization of consultants. Such spending levels have recently been reduced in accordance with the Company's updated business plan. To the extent necessary, the Company intends to raise additional monies from the sale of its capital stock to meet its funding needs over the next 12 to 24 months, however, there can be no assurance that the Company will have sufficient capital to finance its operations. If the Company is unable to generate funds internally or raise additional monies from the sale of its capital stock, management will institute cost saving measures that will significantly reduce the Company's overhead expenses.

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

     Overview

     NetWolves Corporation ("NetWolves" or the "Company") designs, develops, manufactures and sells Internet infrastructure security platforms, coupled with network based management services, designed to significantly reduce the upfront and ongoing costs associated with small, medium and remote offices' global internet access. The Company was founded in order to leverage the rapid progression of technology, removing barriers of entry for organizations desiring to attain the benefits and flexibility a public network enterprise offers. NetWolves' patent pending system technology enables organizations to obtain their short, middle and long term IT and e-business initiatives through the deployment of our plug 'n' play perimeter office security platform, coupled with our secure remote monitoring and management ("SRM2 TM") system. Additionally, NetWolves' advanced, centralized, reporting module offers for the first time the ability for corporate executives to view, via the Internet, statistical and performance metrics in real time.

     NetWolves' products and services offer complete system solutions to organizations needing cost effective network security (firewall, routing, intrusion detection, content filtering, email, intranet, FTP, etc.) complete with advanced integrated hardware, a user-friendly interface, and internet- based expansion capabilities. As companies combine data and communications to reduce costs, NetWolves provides cost-effective, value-added expansion technologies such as virtual private networking ("VPN"), a process used to allow secure data transmissions on a local area network, a wide area network, or to secure wireless network connections. This feature affords the user virtually all the benefits of lease-line service without the attendant recurring costs.

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

     NetWolves' "edge of the network" security platforms and centralized management and monitoring systems are designed for our customers' present and future needs. The Company's initial target markets are the end users in small and mid-size businesses and large organizations with satellite offices. Larger end users, to whom the product is marketed, are companies with multi-state locations, government agencies and educational markets. NetWolves' products are designed to service numerous markets, including financial, medical, legal, travel, entertainment, hotel, education, government, auto and petroleum industries. The Company's strategy is to establish their SRM2 TM technology as the standard for enterprise-wide secure network connectivity worldwide. To achieve its objectives, NetWolves seeks to form relationships with leading companies in their respective areas to deliver application-specific Internet solutions.

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

     The Company has a limited operating history in which to base an evaluation of the business and prospects. The Company's prospects must be considered in light of the risks frequently encountered by companies in their early stages, particularly for companies in the rapidly evolving technology industry. Certain risks for the Company include, but are not limited to an unproven business model, capital requirements and growth management. To counter this risk, the Company must, among other things, increase its customer base, continue to develop its distribution network and product offerings, successfully execute its business and marketing plan, and expand the operating infrastructure. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company's financial condition and results of operations. Since inception, the Company has incurred significant losses and as of September 30, 2001 had an accumulated deficit of approximately $55 million. The Company believes that its success depends in large part on its ability to create market awareness and acceptance for its products, raise additional operating capital to grow operations, build technology and non-technology infrastructures, expand the sales force and distribution network, and continue new product R&D.

     Results of Operations

     The Company had operated in three business segments, the technology segment, the training and consulting segment and the computer software segment. During June 2001, the Company formally adopted a plan to discontinue its ComputerCOP software operations, eliminating the computer software segment, and has restated the consolidated financial statements for the periods prior to fiscal 2002 to separately report results of discontinued operations from the results of continuing operations.


     Three months ended September 30, 2001 and 2000

        Revenue

     Revenue from continuing operations decreased to $187,425 for the three months ended September 30, 2001, compared to $453,531 for the same period in the prior year. The decrease in revenue was primarily the result of a decrease in management and consulting service revenue as a result of the cancellation of the BP Amoco contract in December 2000 and the continuing disputes between TSG and certain former employees (See Part II "Item 1 Legal Proceedings"). The decrease in revenue was partially offset by an increase in sales of the Company's Internet products and services (technology segment). The increase in revenue in the technology segment is from shipments to its major customer within that segment. The Company intends to generate continuing revenue from the sale of its Internet products and services in the coming year, including continuing revenue from this customer, as additional features, including new third party software applications, have now been added to its products so that the focus will be on the production and sale of its core technology. Service revenue from the TSG subsidiary has been substantially reduced as a result of the reduction in its operations and the continuing disputes between the parties.

     Revenue from discontinued operations increased to $42,722 for the three months ended September 30, 2001, compared to $12,253 for the same period in the prior year. The increase was due to an increase in sales of its
     Forensic and Professional software products. Revenue from discontinued operations for the three months ended September 30, 2001 has been applied to "Accrued losses of discontinued operations" on the condensed consolidated balance sheets.

        Cost of revenue and gross profit

     Cost of revenue for sale of the Company's Internet products and services include manufacturing, packaging and shipping costs and warranty expenses. Cost of revenue in connection with management and consulting services include direct expenses of employees and consultants utilized in the generation of management and consulting revenue. Cost of revenue from continuing operations decreased to $158,018 for the three months ended September 30, 2001, compared to $312,693 for the same period in the prior year.

     Overall gross profit from continuing operations was at 16% for the three months ended September 30, 2001, compared to 31% for the same period in the prior year. The decrease in gross profit in the training and consulting segment is primarily due to the use of higher cost vendors due to limited availability of comparable alternatives, coupled with a reduced pricing model for the equivalent levels of service. The decrease in gross profit in the technology segment is primarily due to increased warranty costs.

     Cost of revenue and gross profit from discontinued operations increased to $3,469 and 92%, respectively, for the three months ended September 30, 2001, compared to $1,652 and 87%, respectively, for the same period in the prior year. The increase was due to an increase in sales of its Forensic and Professional software products that also have greater profit margins. Cost of revenue from discontinued operations for the three months ended September 30, 2001 has been applied to "Accrued losses of discontinued operations" on the condensed consolidated balance sheets.

        General and administrative

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance, facilities and human resources personnel, recruiting expenses and professional fees. General and administrative expenses from continuing operations decreased to $1,888,878 for the three months ended September 30, 2001, compared to $2,274,087 for the same period in the prior year. The decrease was primarily due to staff reductions and reduced operations of the Company's training and consulting segment. We expect general and administrative costs to increase in absolute dollars in the future.

     General and administrative expenses from discontinued operations decreased to $91,686 for the three months ended September 30, 2001, compared to $667,445 for the same period in the prior year. The decrease was primarily due to the elimination of amortization expense on the acquired ComputerCOP software technology. General and administrative expenses from discontinued operations for the three months ended September 30, 2001 has been applied to "Accrued losses of discontinued operations" on the condensed consolidated balance sheets.

        Engineering and development

     Engineering and development expenses, which are expensed as incurred, consist primarily of salaries and related expenses for personnel utilized in designing, maintaining and enhancing our products as well as material costs for test units and prototypes. Costs associated with the development of software products are generally capitalized once technological feasibility is reached. Engineering and development expenses from continuing operations increased to $499,183 for the three months ended September 30, 2001, compared to $384,863 for the same period in the prior year. The increase in engineering and development costs was primarily the result of the employment of additional engineering and development personnel. This was partially offset by the Company capitalizing approximately $7,000 in software development costs during the three months ended September 30, 2001. We expect to incur significant engineering and development costs in the future to assist in additional development of our core products being sold to our major customer. We also expect to incur engineering and development costs in the future as we continue to maintain our existing product line as well as develop new products and features, as evidenced by the development of our "SRM2 TM" technology.

     Engineering and development expenses from discontinued operations decreased to $28,955 for the three months ended September 30, 2001, compared to $83,450 for the same period in the prior year. The decrease was primarily due to the termination of engineering personnel in the current period due to the disposal of the business segment. Engineering and development expenses from discontinued operations for the three months ended September 30, 2001 has been applied to "Accrued losses of discontinued operations" on the condensed consolidated balance sheets.

        Sales and marketing

     Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as costs associated with trade shows, promotional activities, advertising and public relations. Sales and marketing expenses from continuing operations decreased to $767,881 for the three months ended September 30, 2001, compared to $1,852,872 for the same period in the prior year. The decrease in sales and marketing expenses was primarily the result of the termination of sales personnel and more focused marketing efforts. The Company intends to continue to aggressively promote its current and future products and, therefore, expects sales and marketing costs to increase in absolute dollars in the future.

     Sales and marketing expenses from discontinued operations increased to $116,389 for the three months ended September 30, 2001, compared to $113,604 for the same period in the prior year. The increase was primarily due to severance payments for terminated sales personnel and increased commissions paid on sales of Forensic and Professional software products. Sales and marketing expenses from discontinued operations for the three months ended September 30, 2001 has been applied to "Accrued losses of discontinued operations" on the condensed consolidated balance sheets.

        Other income (expenses)

     Other income (expenses) from continuing operations consists primarily of investment portfolio income and decreased to $44,896 for the three months ended September 30, 2001, compared to $272,720 for the same period in the prior year. The decrease was primarily due to a decrease in interest income due to the decreased average cash balance from the ComputerCOP Corporation acquisition.

     Liquidity and Capital Resources

     Our operating activities used cash of $2.7 million during the three months ended September 30, 2001, as compared to $4.4 million for the same period in the prior year. Cash used for the three months ended September 30, 2001 was primarily attributable to a net loss of $3.1 million and a decrease in accounts payable and accrued expenses of $.4 million, partially offset by non-cash equity compensation totaling $.8 million. Cash used in operating activities during the three months ended September 30, 2000 was primarily attributable to a net loss of $5.0 million and a decrease in accounts payable and accrued expenses of $1.1 million, partially offset by non-cash expenses including amortization, equity compensation and a settlement obligation totaling $.5 million, $.9 million and $.5 million, respectively.

     Our investing activities used cash of $.03 million during the three months ended September 30, 2001, as compared to $.3 million for the same period in the prior year. Cash used in investing activities for the three months ended September 30, 2001 was primarily attributable to the Company's purchases of property and equipment totaling $.02 million. Cash used in investing activities for the three months ended September 30, 2000 was primarily attributable to the Company's purchases of property and equipment totaling $.2 million.

     Our financing activities provided cash of $3.3 million during the three months ended September 30, 2001, as compared to using cash of $.3 million during the same period in the prior year. Cash provided by financing activities for the three months ended September 30, 2001 was due to the private sale of the Company's common stock. Cash used in financing activities for the three months ended September 30, 2000 was attributable to the repayment of long term debt.

     Post September 30, 2001 transactions

     On October 11, 2001, the Company received $500,000 in the form of a non-negotiable promissory note that bears interest at the rate of 10% per annum. Such principal and interest is due and payable in full on April 1, 2003.

     On November 7, 2001, the Company completed a private placement with an institutional investor, whereby the Company sold 1 million shares of unregistered common stock at $2.00 per share (a total of $2,000,000).

     Summary

     Historically, the Company's source of liquidity has been equity financing which is used to fund losses from operating activities. NetWolves had cash and cash equivalents of approximately $5 million at September 30, 2001 and an additional $2.5 million was received in October and November 2001 (as noted above). Management believes that the Company has adequate capital resources to meet its working capital needs for at least the next twelve months based upon its current and planned operating level and estimated revenue. In order for the Company to execute its business plan, significant cash outflows were necessary for, among other things, developing infrastructure and the utilization of consultants. Such spending levels have recently been reduced in accordance with the Company's updated business plan. To the extent necessary, the Company intends to raise additional monies from the sale of its capital stock to meet its funding needs over the next 12 to 24 months, however, there can be no assurance that the Company will have sufficient capital to finance its operations. If the Company is unable to generate funds internally or raise additional monies from the sale of its capital stock, management will institute cost saving measures that will significantly reduce the Company's overhead expenses.

     New Accounting Standards

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

     On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001; establishes specific criteria for the recognition of intangible assets separately from goodwill; and requires unallocated negative goodwill to be written off immediately as an extra-ordinary gain (instead of being deferred and amortized). SFAS No.142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and intangible assets, which have indefinite useful lives, will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company plans to adopt SFAS No. 142 effective July 1, 2002. The Company is considering the provisions of SFAS No. 141 and No. 142 and at present has not determined the impact of adopting SFAS No. 141 and SFAS No. 142.

     During August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30"). SFAS No. 144 was issued because SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB No. 30, and two accounting models existed for long-lived assets to be disposed of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale. SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 also requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spinoff be considered held and used until it is disposed of. Lastly, SFAS No. 144 retains the requirement of SFAS No. 121 to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation (amortization). Therefore, discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. SFAS No. 144 retains the basic provisions of APB 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. The Company plans to adopt SFAS No. 144 effective July 1, 2002, and has not yet determined the impact of adoption.

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




                                BY:     NETWOLVES CORPORATION






                                /s/     Walter M. Groteke
                                        ----------------------------------------
                                        Walter M. Groteke
                                        Chairman of the Board and President





                                /s/     Peter C. Castle
                                        ----------------------------------------
                                        Peter C. Castle
                                        Secretary and Treasurer
                                        Principal Financial Officer and
                                        Principal Accounting Officer












Date: November 9, 2001