Form 10-Q
period 2001-12-31
NETWOLVES CORP
filed 2002-02-14
CIK 1084103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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

                        Yes   [ X ]        No  [   ]


Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

                                        NUMBER OF SHARES OUTSTANDING ON
             TITLE OF CLASS                    January 29, 2002
             --------------             --------------------------------

Common Stock, $.0033 par value                     12,478,065

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                         FORM 10-Q - DECEMBER 31, 2001

                                     INDEX


PART I - FINANCIAL INFORMATION


     ITEM 1 - FINANCIAL STATEMENTS

     CONDENSED CONSOLIDATED BALANCE SHEETS
       December 31, 2001 (unaudited) and June 30, 2001                    1

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
       COMPREHENSIVE LOSS
       For the three and six months ended December 31, 2001
       (unaudited) and December 31, 2000 (unaudited)                      2

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the six months ended December 31, 2001 (unaudited)
       and December 31, 2000 (unaudited)                                  3

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS            4 - 12

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                   13 - 21

     ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
              MARKET RISK                                               21

PART II - OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS                                         22

     ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                 23

     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                           23

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       23

     ITEM 5 - OTHER INFORMATION                                         23

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                          23

     SIGNATURES                                                         24

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 December 31,       June 30,
                                                                     2001             2001
                                                                 ------------     ------------
                                                                  (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents                                      $  5,673,756    $  4,411,657
  Marketable securities, available for sale, at market value           70,500          71,000
  Accounts receivable, net                                            282,248         366,868
  Inventories                                                         344,997         361,656
  Prepaid expenses                                                    249,699         234,648
  Other current assets                                                105,821         185,130
                                                                 ------------    ------------
      Total current assets                                          6,727,021       5,630,959

Property and equipment, net                                           856,837         982,748
Software, net                                                          80,362          73,414
Other assets                                                          173,365         173,323
                                                                 ------------    ------------
                                                                 $  7,837,585    $  6,860,444
                                                                 ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                          $    602,330    $    926,634
  Accrued losses of discontinued operations                           159,134         496,927
  Deferred revenue                                                     87,480         129,978
  Current maturities of long-term debt                                342,982         282,982
                                                                 ------------    ------------
      Total current liabilities                                     1,191,926       1,836,521

Long term debt, net of current maturities                              20,000          80,000
                                                                 ------------    ------------
      Total liabilities                                             1,211,926       1,916,521
                                                                 ------------    ------------
Minority interest                                                     277,102         281,693
                                                                 ------------    ------------
Commitment and contingencies

Shareholders' equity
  Preferred stock, $.0033 par value; 2,000,000 authorized on
    December 31, 2001 and June 30, 2001; no shares issued and
    outstanding on December 31, 2001 and June 30, 2001                                               -                     -
  Common stock, $.0033 par value; 50,000,000 shares authorized on
    December 31, 2001 and June 30, 2001; 12,377,613 and 9,167,613
    shares issued and outstanding on December 31, 2001 and June 30,
    2001, respectively                                                 40,847          30,254
  Additional paid-in capital                                       64,758,706      57,748,499
  Unamortized value of equity warrants                               (433,500)     (1,011,500)
  Accumulated deficit                                             (57,892,841)    (51,980,868)
  Accumulated other comprehensive loss                               (124,655)       (124,155)
                                                                 ------------    ------------
       Total shareholders' equity                                   6,348,557       4,662,230
                                                                 ------------    ------------
                                                                 $  7,837,585    $  6,860,444
                                                                 ============    ============

The accompanying notes to the financial statements are an integral part of these condensed consolidated balance sheets

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                  (Unaudited)

                                           For the three months ended         For the six months ended
                                                 December 31,                        December 31,
                                           --------------------------         -------------------------
                                            2001                2000           2001               2000
                                            ----                ----           ----               ----
Revenue
  Products                             $    62,232        $   215,645       $   119,104      $   248,128
  Services                                 126,002            319,266           256,555          740,314
                                       -----------        -----------       -----------      -----------
                                           188,234            534,911           375,659          988,442
                                       -----------        -----------       -----------      -----------
Cost of revenue
  Products                                  33,055             89,006            77,365           99,669
  Services                                 104,426            241,773           218,134          543,803
                                       -----------        -----------       -----------      -----------
                                           137,481            330,779           295,499          643,472
                                       -----------        -----------       -----------      -----------
Gross profit                                50,753            204,132            80,160          344,970
                                       -----------        -----------       -----------      -----------
Operating expenses
  General and administrative             1,390,734          2,654,299         3,279,612        4,928,386
  Engineering and development              427,890            328,853           927,073          713,716
  Sales and marketing                      611,752            797,685         1,379,633        2,650,557
                                       -----------        -----------       -----------      -----------
                                         2,430,376          3,780,837         5,586,318        8,292,659
                                       -----------        -----------       -----------      -----------
Loss before other income (expense)      (2,379,623)        (3,576,705)       (5,506,158)      (7,947,689)

Other income (expense)
  Investment income                         38,881            199,699            87,244          471,499
  Minority interest                          2,178              7,940             4,591           16,084
  Interest expense                         (21,770)            (7,295)          (27,650)         (14,519)
                                       -----------        -----------       -----------      -----------
Net loss from continuing operations     (2,360,334)        (3,376,361)       (5,441,973)      (7,474,625)

Discontinued business
  Loss from discontinued operations          -             (2,970,854)             -          (3,824,752)
  Loss on disposal of discontinued
    operations                            (470,000)              -             (470,000)            -
                                       -----------        -----------        ----------     ------------
Net loss                                (2,830,334)        (6,347,215)       (5,911,973)     (11,299,377)

Other comprehensive income (loss):
  Marketable securities valuation
   adjustment                                4,000            (20,000)             (500)         (21,500)
                                       -----------        -----------       -----------     ------------
Comprehensive loss                     $(2,826,334)       $(6,367,215)      $(5,912,473)    $(11,320,877)
                                       ===========        ===========       ===========     ============

Basic and diluted net loss per share
  Loss from continuing operations      $      (.20)       $      (.39)      $      (.50)    $       (.86)
  Loss from discontinued operations           (.04)              (.34)             (.04)            (.44)
                                       -----------        -----------       -----------     ------------
                                       $      (.25)       $      (.73)      $      (.54)    $      (1.30)
                                       ===========        ===========       ===========     ============
Weighted average common shares
  outstanding, basic and diluted        11,520,765          8,742,613        10,979,950          8,705,113
                                       ===========        ===========       ===========       ============

The accompanying notes to the financial statements are an integral part of these condensed consolidated statements

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                    For the six months ended
                                                                           December 31,
                                                                    ------------------------
                                                                     2001               2000
                                                                     ----               ----
Cash flows from operating activities
  Net loss                                                      $ (5,911,973)       $(11,299,377)
  Adjustments to reconcile net loss to net cash used in
    operating activities
     Depreciation                                                    121,221              90,581
     Amortization                                                     16,211           1,071,985
     Noncash charge to operations with respect to
       stock and warrants issued for services and
       amortization of previously issued warrants                  1,583,800           1,316,550
     Provision for impairment on discontinued operations                -              2,000,000
     Loss on disposal of property and equipment                       80,439                -
     Recovery of bad debt                                               -                (24,747)
     Minority interest                                                (4,591)            (16,084)
  Changes in operating assets and liabilities
     Accounts receivable                                              84,620            (346,861)
     Inventories                                                      16,659            (102,720)
     Prepaid expenses                                                (15,051)            (32,618)
     Other current assets                                             79,309            (206,987)
     Accounts payable and accrued expenses                          (324,304)           (794,339)
     Accrued losses from discontinued operations                    (337,793)               -
     Deferred revenue                                                (42,498)            109,885
                                                                   ----------         ----------
       Net cash used in operating activities                       (4,653,951)        (8,234,732)
                                                                   ----------         ----------
Cash flows from investing activities
  Capitalized software costs                                          (23,159)           (68,344)
  Purchases of property and equipment                                 (75,749)          (273,762)
  Patent costs                                                         (4,735)              -
  Refunds of (payments for) security deposits                           4,693            (32,593)
                                                                   ----------         ----------
       Net cash used in investing activities                          (98,950)          (374,699)
                                                                   ----------         ----------

Cash flows from financing activities
  Repurchase of warrants                                                  -             (705,000)
  Repayment of long term debt                                             -             (263,555)
  Financing costs paid                                               (310,000)              -
  Cash proceeds from sale of common stock                           6,325,000               -
                                                                   ----------         ----------
       Net cash provided by (used in) financing activities          6,015,000           (968,555)
                                                                   ----------         ----------
Net increase (decrease) in cash and cash equivalents                1,262,099         (9,577,986)

Cash and cash equivalents, beginning of period                      4,411,657         20,204,309
                                                                   ----------         ----------
Cash and cash equivalents, end of period                           $5,673,756        $10,626,323
                                                                   ==========         ==========
The accompanying notes to the financial statements are an integral part of these condensed consolidated statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                  SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000


1    Interim financial information

     The summary financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying condensed consolidated financial statements, footnotes and discussions of NetWolves Corporation ("NetWolves" or the "Company") should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the years ended June 30, 2001, 2000 and 1999. The results of operations for the three and six months ended December 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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

     NetWolves is an Internet systems developer that has designed and developed multi-functional products that are secure, integrated, modular Internet gateways. Its products support secure access to the Internet for multiple users through a single connection and, among other things, provides electronic mail, firewall security and web site hosting and also contains a network file server. Since inception, the Company has been developing its business model and building its infrastructure in order to effectively market its products and services.

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

                  SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000


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

     Discontinued operations

     The consolidated financial statements for the three and six months ended December 31, 2000 have been restated to separately report results of discontinued operations from the results of continuing operations. Disclosures included herein pertain to the Company's continuing operations unless otherwise noted.

     Inventories

     Inventories consist of raw materials and finished goods. Inventories are valued at the lower of cost or net realizable value using the first-in, first-out method. Raw material and finished goods amounted to $158,618 and $186,379, respectively, at December 31, 2001 and $154,331 and $207,325,
     respectively, at June 30, 2001. Included in inventory at December 31, 2001 and June 30, 2001 is $18,314 and $25,000, respectively, of finished goods and raw materials inventory relating to discontinued operations (Note 4).

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

                  SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000


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

     During August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), and the accounting and reporting provisions of Accounting Principles Board
     Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30"). SFAS No. 144 was issued because SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB No. 30, and two accounting models existed for long-lived assets to be disposed of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale. SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 also requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spinoff be considered held and used until it is disposed of. Lastly, SFAS No. 144 retains the requirement of SFAS No. 121 to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation (amortization). Therefore, discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. SFAS No. 144 retains the basic provisions of APB 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. The Company plans to adopt SFAS No. 144 effective July 1, 2002, and has not yet determined the impact of adoption.

     Reclassifications

     Certain reclassifications have been made to the condensed consolidated financial statements shown for the prior periods in order to have them conform to the current period's classifications.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                  SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000


4    Disposal of business segment

     During June 2001, the Company formally adopted a plan to discontinue its ComputerCOP software operations. At that time, this consisted primarily of ComputerCOP software technology, inventory and property and equipment. The Company accrued a provision for estimated losses during the phase out period of approximately $497,000 at June 30, 2001, of which approximately $160,000 remained at December 31, 2001. In December 2001, the Company recorded an additional charge of $470,000 to loss on disposal of discontinued operations, of which $320,000 was the result of an equity settlement of an employment contract (Note 7). The Company has also restated the consolidated financial statements for the periods prior to fiscal 2001 to separately report results of discontinued operations from the results of continuing operations. A summary of the operating results of the discontinued operations follows:

     Loss from discontinued operations are as follows:

                                          For the three months ended     For the six months ended
                                                 December 31,                     December 31,
                                          --------------------------     -------------------------
                                            2001             2000           2001            2000
                                            ----             ----           ----            ----


     Revenue                             $  98,553      $    23,136       $  141,275    $    35,389
     Cost of revenue                        25,536            1,681           29,005          3,333
     Selling, general and
       administrative                      683,033          465,119          920,063        802,428
     Impairment                                           2,000,000             -         2,000,000
     Amortization                             -             527,190             -         1,054,380
                                        -----------     -----------       -----------   -----------
     Loss from discontinued operations   $(610,016)     $(2,970,854)      $ (807,793)   $(3,824,752)
                                        ===========     ===========       ===========   ===========

     Loss from discontinued operations for the three and six months ended December 31, 2001 has been applied to "Accrued losses of discontinued operations" on the condensed consolidated balance sheets, net of additional charges of $470,000 for the quarter ended December 31, 2001. Proceeds to the Company from disposal of its ComputerCOP software operations discussed above are expected to approximate $400,000, including the sale of the ComputerCOP technology and the liquidation of certain inventories, accounts receivable and property and equipment retained by the Company. Such assets had a carrying value of approximately $196,000 at December 31, 2001, after deducting an allowance for the estimated loss on disposal on certain inventories. The Company expects to complete the disposal of its ComputerCOP operations through the sale of its remaining assets during the year ended June 30, 2002.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                  SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000


5       Balance sheet components

                                                              December 31,        June 30,
                                                                  2001              2001
                                                            ------------      ------------
         Property and equipment, net
            Machinery and equipment                         $   800,121         $  867,832
            Furniture and fixtures                              239,578            281,484
            Leasehold improvements                              137,609            152,150
                                                            -----------         ----------
                                                              1,177,308          1,301,466
            Less: accumulated depreciation and amortization    (320,471)          (318,718)
                                                            -----------         ----------
            Property and equipment, net                     $   856,837         $  982,748
                                                            ===========         ==========
         Accounts payable and accrued expenses
            Trade accounts payable and accrued
              operating expenses                            $   457,922         $  777,226
            Compensated absences                                137,198            143,206
            Commissions payable                                   1,800              2,000
            Payroll/sales taxes payable                           5,410              4,202
                                                            -----------         ----------
                                                            $   602,330         $  926,634
                                                            ===========         ==========

6    Promissory note

     On October 11, 2001, the Company received $500,000 from a shareholder and former employee in the form of an unsecured, non-negotiable promissory note that bore interest at the rate of 10% per annum. Such principal and interest was due and payable in full on April 1, 2003 with the right of prepayment. This note was subsequently prepaid in November 2001.

7    Shareholders' equity

     Common stock issuances

     -- On July 9, 2001, the Company completed a private placement with Pequot Partners Fund, L.P. and Pequot International Fund, Inc., two funds managed by Pequot Capital Management, Inc. The Company sold 1,200,000 shares of unregistered common stock at $2.50 per share (a total of $3,000,000).

     --   In July 2001, the Company  completed a private placement to accredited
          investors  for  $325,000   through  the  sale  of  130,000  shares  of
          unregistered common stock at $2.50 per share.

     -- In July 2001, and in consideration for the termination of a three year employment agreement, the Company issued 150,000 shares of unregistered common stock to such employee, which resulted in a charge to fiscal 2002 operations of $487,500.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                  SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000



7    Shareholders' equity (continued)

     Common stock issuances (continued)

     -- In November 2001, the Company completed private placements with Credit Suisse Asset Management, LLC, and Whiffletree Partners, LP, which is managed by Palisade Capital Management, LLC, whereby the Company sold an aggregate of 1.5 million shares of unregistered common stock at $2.00 per share (a total of $3,000,000) exclusive of commissions and professional services aggregating $310,000, $300,000 of which was paid to a company in which an employee of NetWolves has an ownership interest.

     -- In December 2001, and in consideration for the termination of a three year employment agreement, the Company issued 200,000 shares of unregistered common stock and a warrant to purchase 100,000 shares of unregistered common stock to such employee, which resulted in a charge to loss from discontinued operations of $320,000 (exclusive of $150,000 which had been previously accrued).

     -- In January 2002, the Company issued 100,000 shares of unregistered common stock for professional and consulting services to a company in which an employee of NetWolves has an ownership interest.

8    Segment information

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

                                               For the three months ended          For the six months ended
                                                       December 31,                        December 31,
                                               ---------------------------         --------------------------
                                                2001                 2000            2001              2000
                                                ----                 ----            ----              ----
 Revenue
   Technology                                $    110,759          $   215,645     $   218,474       $   248,128
   Training and consulting                         77,475              319,266         157,185           740,314
                                             ------------          -----------     -----------       -----------
                                             $    188,234          $   534,911     $   375,659       $   988,442
                                             ============          ===========     ===========       ===========
 Operating loss
  Technology                                 $ (2,251,971)         $(3,100,964)    $(5,237,258)      $(6,978,317)
  Training and consulting                        (127,652)            (475,741)       (268,900)         (969,372)
                                             ------------          -----------     -----------       -----------
                                             $ (2,379,623)         $(3,576,705)    $(5,506,158)      $(7,947,689)
                                             ============          ===========     ===========       ===========

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                  SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000


8       Segment information (continued)

                                                 December, 31          June 30,
                                                    2001                 2001
                                                 ------------          ---------
  Identifiable assets
    Technology                                  $  7,402,054           $  6,413,782
    Training and consulting                          239,098                241,369
                                                ------------           ------------
                                                   7,641,152              6,655,151
    Net assets of discontinued operations            196,433                205,293
                                                ------------           ------------
      Total                                     $  7,837,585           $  6,860,444
                                                ============           ============

     The Company had one major customer, in the Technology segment, which accounted for 35% of consolidated revenue for the six months ended December 31, 2001 and two major customers, one in the Technology segment and one in the Training and Consulting segment, which accounted for 18% and 50% of consolidated revenue for the six months ended December 31, 2000, respectively. Additionally, the Company had one customer that accounted for 50% of consolidated accounts receivable at December 31, 2001 and two customers that accounted for 56% and 12% of consolidated accounts receivable at June 30, 2001.

9    Commitments and contingencies

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                  SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000


9    Commitments and contingencies (continued)

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

     The Court denied the Sullivan Group's recent application for an order authorizing the release of the sales proceeds from escrow.

     The Company believes that its claims against the Sullivan Group will be meritorious based on the facts and circumstances. Further, the Company believes that the claims by the Sullivan Group lack merit and it intends to engage in a vigorous defense.

10   Subsequent event

     On January 30, 2002, the Company entered into an agreement to acquire all of the capital stock of Norstan Network Services, Inc. ("NNS"), a subsidiary of Norstan, Inc. NNS provides multiple source carrier services and related consulting and professional services under long-term contractual arrangements. Concurrently with the execution of the agreement, which is subject to certain conditions, including regulatory approval and financing, the Company has made a deposit of $400,000, which is refundable only under certain conditions. The total purchase price is $7.5 million, of which $3.75 million (inclusive of the purchase deposit) is payable at closing with the remaining balance due one year thereafter in the form of a non-interest bearing note.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                  SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000


11   Liquidity

     NetWolves had cash and cash equivalents of approximately $5.7 million at December 31, 2001. Management believes that the Company has adequate capital resources to meet its working capital needs through July 1, 2002 based upon its current and planned operating level and estimated revenue. In order for the Company to execute its business model, significant cash expenditures were necessary for, among other things, research and development, developing infrastructure and the utilization of consultants. Such spending levels have recently been reduced in accordance with the Company's updated business model. To the extent necessary, the Company intends to raise additional monies from the sale of its capital stock to meet its funding needs over the next 12 to 24 months, however, there can be no assurance that the Company will have sufficient capital to finance its operations. If the Company is unable to generate funds internally or raise additional monies from the sale of its capital stock, management intends to institute cost saving measures that will significantly reduce the Company's overhead expenses.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Forward-looking statements

     The Form 10-Q includes, without limitation, certain statements containing the words "believes." "anticipates", "estimates", "expects", and words of a similar nature, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-Q are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward- looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations. Readers are cautioned not to place undue reliance on these forward-looking statements. The company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.


     Overview

     NetWolves Corporation ("NetWolves" or the "Company") designs, develops, manufactures and sells Internet infrastructure security platforms, coupled with network based management services, designed to significantly reduce the upfront and ongoing costs associated with small, medium and remote offices' secure global internet access. The Company was founded in order to leverage the rapid progression of technology, removing barriers of entry for organizations desiring to attain the benefits and flexibility a public network enterprise offers. NetWolves' patent pending system technology enables organizations to obtain their short, middle and long term IT and e-business initiatives through the deployment of our plug 'n' play perimeter office security platform, coupled with our secure remote monitoring and management ("SRM2 TM") system. Additionally, NetWolves' advanced, centralized, reporting module offers for the first time the ability for corporate executives to view, via the Internet, statistical and performance metrics in real time.

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

     On January 30, 2002, the Company entered into an agreement to acquire all of the capital stock of Norstan Network Services, Inc. ("NNS"), a subsidiary of Norstan, Inc. NNS provides multiple source carrier services and related consulting and professional services under long-term contractual arrangements. Concurrently with the execution of the agreement, which is subject to certain conditions, including regulatory approval and financing, the Company has made a deposit of $400,000, which is refundable only under certain conditions. The total purchase price is $7.5 million, of which $3.75 million (inclusive of the purchase deposit) is payable at closing with the remaining balance due one year thereafter in the form of a non-interest bearing note.

     The Company has a limited operating history in which to base an evaluation of the business and prospects. The Company's prospects must be considered in light of the risks frequently encountered by companies in their early stages, particularly for companies in the rapidly evolving technology industry. Certain risks for the Company include, but are not limited to an unproven business model, capital requirements and growth management. To counter this risk, the Company must, among other things, increase its customer base, continue to develop its distribution network and product offerings, successfully execute its business and marketing plan, and expand the operating infrastructure. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company's financial condition and results of operations. Since inception, the Company has incurred significant losses and as of December 31, 2001 had an accumulated deficit of approximately $58 million. The Company believes that its success depends in large part on its ability to create market awareness and acceptance for its products, raise additional operating capital to grow operations, build technology and non-technology infrastructures, expand the sales force and distribution network, and continue new product research and development.

     Results of Operations\

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

     Three months ended December 31, 2001 and 2000

          Revenue

     Revenue from continuing operations decreased to $188,234 for the three months ended December 31, 2001, compared to $534,911 for the same period in the prior year. The decrease in revenue was primarily the result of a decrease in management and consulting service revenue as a result of the continuing dispute between TSG and certain former employees who formed the management group at TSG (See Part II "Item 1 - Legal Proceedings"). The Company intends to generate continuing revenue from the sale of its technology products and services in the coming year, including continuing revenue from its major customer, as additional features, including new third party software applications, have now been added to its core technology products. Service revenue from the TSG subsidiary has been substantially reduced as a result of the continuing dispute between the parties.

     Revenue from discontinued operations increased to $98,553 for the three months ended December 31, 2001, compared to $23,136 for the same period in the prior year. The increase was primarily due to increases in sales of both its Forensic and Professional software products and its consumer version of the software. Revenue from discontinued operations for the three months ended December 31, 2001 has been applied to "Accrued losses of discontinued operations" on the condensed consolidated balance sheets.

          Cost of revenue and gross profit

     Cost of revenue for sale of the Company's technology products and services include manufacturing, packaging and shipping costs and warranty expenses. Cost of revenue in connection with management and consulting services include direct expenses of employees and consultants utilized in the generation of management and consulting revenue. Cost of revenue from continuing operations decreased to $137,481 for the three months ended December 31, 2001, compared to $330,779 for the same period in the prior year.

     Overall gross profit from continuing operations was at 27% for the three months ended December 31, 2001, compared to 38% for the same period in the prior year. The decrease in gross profit in the technology segment is primarily due to the write down of inventory due to obsolescence. The decrease in gross profit in the training and consulting segment is primarily due to the use of higher cost vendors due to limited availability of comparable alternatives, coupled with a reduced pricing model for the equivalent levels of service.

     Cost of revenue and gross profit from discontinued operations increased to $25,536 and 74%, respectively, for the three months ended December 31, 2001, compared to $1,681 and 93%, respectively, for the same period in the prior year. The decrease in gross profit was due to customization costs incurred on inventory sold during the quarter. Cost of revenue from discontinued operations for the three months ended December 31, 2001 has been applied to "Accrued losses of discontinued operations" on the condensed consolidated balance sheets.

          General and administrative

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance, facilities and human resources personnel, recruiting expenses and professional fees. General and administrative expenses from continuing operations decreased to $1,390,734 for the three months ended December 31, 2001, compared to $2,654,299 for the same period in the prior year. The decrease was primarily due to staff reductions and reduced operations of the Company's training and consulting segment consistent with the Company's updated business model.

     General and administrative expenses from discontinued operations decreased to $556,955 for the three months ended December 31, 2001, compared to $736,266 for the same period in the prior year. The decrease was primarily due to the elimination of amortization expense on the acquired ComputerCOP software technology partially offset by the equity settlement of an employment contract. General and administrative expenses from discontinued operations for the three months ended December 31, 2001 have been applied to "Accrued losses of discontinued operations" on the condensed consolidated balance sheets.

          Engineering and development

     Engineering and development expenses, which are expensed as incurred, consist primarily of salaries and related expenses for personnel utilized in designing, maintaining and enhancing our products as well as material costs for test units and prototypes. Costs associated with the development of software products are generally capitalized once technological feasibility is reached. Engineering and development expenses from continuing operations increased to $427,890 for the three months ended December 31, 2001, compared to $328,853 for the same period in the prior year. The increase in engineering and development costs was primarily the result of the employment of additional engineering and development personnel. This was partially offset by the Company capitalizing approximately $16,000 in software development costs during the three months ended December 31, 2001. We expect to incur increased engineering and development costs in the future to assist in additional development of our core products being sold to our major customer and other expected customers. We also expect to incur engineering and development costs in the future as we continue to maintain our existing product line and develop new products and features, as evidenced by the development of our "SRM2 TM" technology.

     Engineering and development expenses from discontinued operations decreased to $22,336 for the three months ended December 31, 2001, compared to $82,942 for the same period in the prior year. The decrease was primarily due to the termination of engineering personnel in prior quarters due to the disposal of the business segment. Engineering and development expenses from discontinued operations for the three months ended December 31, 2001 have been applied to "Accrued losses of discontinued operations" on the condensed consolidated balance sheets.

          Sales and marketing

     Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as costs associated with trade shows, promotional activities, advertising and public relations. Sales and marketing expenses from continuing operations decreased to $611,752 for the three months ended December 31, 2001, compared to $797,685 for the same period in the prior year. The decrease in sales and marketing expenses was primarily the result of more concentrated marketing efforts toward fortune 1000 customers. The Company intends to continue to promote its current and future products and, therefore, expects sales and marketing costs to increase in absolute dollars in the future.

     Sales and marketing expenses from discontinued operations decreased to $103,742 for the three months ended December 31, 2001, compared to $173,098 for the same period in the prior year. The decrease was primarily due to the termination of sales personnel in the current period due to the disposal of the business segment. Sales and marketing expenses from discontinued operations for the three months ended December 31, 2001 have been applied to "Accrued losses of discontinued operations" on the condensed consolidated balance sheets.

          Impairment

     An impairment of $2,000,000 was recorded within discontinued operations for the three months ended December 31, 2000 with no impairment recorded in the current period.

          Other income (expenses)

     Other income (expenses) from continuing operations consists primarily of investment portfolio income and decreased to $19,289 for the three months ended December 31, 2001, compared to $200,344 for the same period in the prior year. The decrease was primarily the result of a decrease in interest income due to the decreased average cash balance from the ComputerCOP Corporation acquisition.

          Six months ended December 31, 2001 and 2000

          Revenue

     Revenue from continuing operations decreased to $375,659 for the six months ended December 31, 2001, compared to $988,442 for the same period in the prior year. The decrease in revenue was primarily the result of a decrease in management and consulting service revenue as a result of the continuing disputes between TSG and certain former employees who formed the management group of TSG (See Part II "Item 1 - Legal Proceedings"). The Company intends to generate continuing revenue from the sale of its technology products and services in the coming year, including continuing revenue from its major customer, as additional features, including new third party software applications, have now been added to its core technology products. Service revenue from the TSG subsidiary has been substantially reduced as a result of the continuing dispute between the parties.

     Revenue from discontinued operations increased to $141,275 for the six months ended December 31, 2001, compared to $35,389 for the same period in the prior year. The increase was due to both an increase in sales of its Forensic and Professional software products and its consumer version of the software. Revenue from discontinued operations for the six months ended December 31, 2001 has been applied to "Accrued losses of discontinued operations" on the condensed consolidated balance sheets.

          Cost of revenue and gross profit

     Cost of revenue for sale of the Company's technology products and services include manufacturing, packaging and shipping costs and warranty expenses. Cost of revenue in connection with management and consulting services include direct expenses of employees and consultants utilized in the generation of management and consulting revenue. Cost of revenue from continuing operations decreased to $295,499 for the six months ended December 31, 2001, compared to $643,472 for the same period in the prior year.

     Overall gross profit from continuing operations was at 21% for the six months ended December 31, 2001, compared to 35% for the same period in the prior year. The decrease in gross profit in the training and consulting segment is primarily due to the use of higher cost vendors due to limited availability of comparable alternatives, coupled with a reduced pricing model for the equivalent levels of service. The decrease in gross profit in the technology segment is primarily due to increased warranty costs and inventory obsolescence.

     Cost of revenue and gross profit from discontinued operations increased to $29,005 and 79%, respectively, for the six months ended December 31, 2001, compared to $3,333 and 91%, respectively, for the same period in the prior year. The decrease in gross profit was due to customization costs incurred on inventory sold during the quarter. Cost of revenue from discontinued operations for the six months ended December 31, 2001 has been applied to "Accrued losses of discontinued operations" on the condensed consolidated balance sheets.

          General and administrative

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance, facilities and human resources personnel, recruiting expenses and professional fees. General and administrative expenses from continuing operations increased to $3,279,612 for the six months ended December 31, 2001, compared to $4,928,386 for the same period in the prior year. The decrease was primarily due to staff reductions and reduced operations of the Company's training and consulting segment. We expect general and administrative costs to increase in absolute dollars in the future.

     General and administrative expenses from discontinued operations decreased to $648,641 for the six months ended December 31, 2001, compared to $1,403,711 for the same period in the prior year. The decrease was primarily due to the elimination of amortization expense on the acquired ComputerCOP software technology partially offset by the equity settlement of an employment contract. General and administrative expenses from discontinued operations for the six months ended December 31, 2001 has been applied to "Accrued losses of discontinued operations" on the condensed consolidated balance sheets.

          Engineering and development

     Engineering and development expenses, which are expensed as incurred, consist primarily of salaries and related expenses for personnel utilized in designing, maintaining and enhancing our products as well as material costs for test units and prototypes. Costs associated with the development of software products are generally capitalized once technological feasibility is reached. Engineering and development expenses from continuing operations increased to $927,073 for the six months ended December 31, 2001, compared to $713,716 for the same period in the prior year. The increase in engineering and development costs was primarily the result of the employment of additional engineering and development personnel. This was partially offset by the Company capitalizing approximately $23,000 in software development costs during the six months ended December 31, 2001. We expect to incur increased engineering and development costs in the future to assist in additional development of our core products being sold to our major customer. We also expect to incur engineering and development costs in the future as we continue to maintain our existing product line and develop new products and features, as evidenced by the development of our "SRM2 TM" technology.

     Engineering and development expenses from discontinued operations decreased to $51,291 for the six months ended December 31, 2001, compared to $166,392 for the same period in the prior year. The decrease was primarily due to the termination of engineering personnel in the current period due to the disposal of the business segment. Engineering and development expenses from discontinued operations for the six months ended December 31, 2001 has been applied to "Accrued losses of discontinued operations" on the condensed consolidated balance sheets.

          Sales and marketing

     Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as costs associated with trade shows, promotional activities, advertising and public relations. Sales and marketing expenses from continuing operations decreased to $1,379,633 for the six months ended December 31, 2001, compared to $2,650,557 for the same period in the prior year. The decrease in sales and marketing expenses was primarily the result of more concentrated marketing efforts toward fortune 1000 customers. The Company intends to continue to promote its current and future products and, therefore, expects sales and marketing costs to increase in absolute dollars in the future.

     Sales and marketing expenses from discontinued operations decreased to $220,131 for the six months ended December 31, 2001, compared to $286,702 for the same period in the prior year. The decrease was primarily due to terminated sales personnel. Sales and marketing expenses from discontinued operations for the six months ended December 31, 2001 has been applied to "Accrued losses of discontinued operations" on the condensed consolidated balance sheets.

          Impairment

     An impairment of $2,000,000 was recorded within discontinued operations for the six months ended December 31, 2000 with no impairment recorded in the current period.

          Other income (expenses)

     Other income (expenses) from continuing operations consists primarily of investment portfolio income and decreased to $64,185 for the six months ended December 31, 2001, compared to $473,064 for the same period in the prior year. The decrease was primarily the result of a decrease in interest income due to the decreased average cash balance from the ComputerCOP Corporation acquisition.

     Liquidity and Capital Resources

     Our operating activities used cash of $4.7 million during the six months ended December 31, 2001, as compared to $8.2 million for the same period in the prior year. Cash used for the six months ended December 31, 2001 was primarily attributable to a net loss of $5.9 million and a decrease in accounts payable and accrued expenses of $.3 million, partially offset by non-cash equity compensation totaling $1.6 million. Cash used in operating activities during the six months ended December 31, 2000 was primarily attributable to a net loss of $11.3 million and a decrease in accounts payable and accrued expenses of $.8 million, partially offset by non-cash expenses including amortization, equity compensation and a provision for impairment totaling $1.1 million, $1.3 million and $2 million, respectively.

     Our investing activities used cash of $.1 million during the six months ended December 31, 2001, as compared to $.4 million for the same period in the prior year. Cash used in investing activities for the six months ended December 31, 2001 was primarily attributable to the Company's purchases of property and equipment and construction in progress totaling $.08 million. Cash used in investing activities for the six months ended December 31, 2000 was primarily attributable to the Company's purchases of property and equipment totaling $.3 million.

     Our financing activities provided net cash of $6.0 million during the six months ended December 31, 2001, as compared to using cash of $1.0 million during the same period in the prior year. Cash provided by financing activities for the six months ended December 31, 2001 resulted from the private sale of the Company's common stock. Cash used in financing activities for the six months ended December 31, 2000 was attributable to the repayment of long term debt and the repurchase of warrants as part of a settlement agreement with an unaffiliated third party.

     Summary

     NetWolves had cash and cash equivalents of approximately $5.7 million at December 31, 2001. Management believes that the Company has adequate capital resources to meet its working capital needs through July 1, 2002 based upon its current and planned operating level and estimated revenue. In order for the Company to execute its business plan, significant cash expenditures were necessary for, among other things, research and development, developing infrastructure and the utilization of consultants. Such spending levels have recently been reduced in accordance with the Company's updated business model. To the extent necessary, the Company intends to raise additional monies from the sale of its capital stock to meet its funding needs over the next 12 to 24 months, however, there can be no assurance that the Company will have sufficient capital to finance its operations. If the Company is unable to generate funds internally or raise additional monies from the sale of its capital stock, management intends to institute cost saving measures that will significantly reduce the Company's overhead expenses.

     The impact of new accounting standards

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

     During August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), and the accounting and reporting provisions of Accounting Principles Board
     Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30"). SFAS No. 144 was issued because SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB No. 30, and two accounting models existed for long-lived assets to be disposed of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale. SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 also requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spinoff be considered held and used until it is disposed of. Lastly, SFAS No. 144 retains the requirement of SFAS No. 121 to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation (amortization). Therefore, discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. SFAS No. 144 retains the basic provisions of APB 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. The Company plans to adopt SFAS No. 144 effective July 1, 2002, and has not yet determined the impact of adoption.

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

     The Court denied the Sullivan Group's recent application for an order authorizing the release of the sales proceeds from escrow.

     The Company believes that its claims against the Sullivan Group are meritorious based on the facts and circumstances. Further, the Company believes that the claims by the Sullivan Group lack merit and it intends to engage in a vigorous defense.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In November 2001, the Company completed two private placements with Credit Suisse Asset Management, LLC, and Whiffletree Partners, LP, which is managed by Palisade Capital Management, LLC, whereby the Company sold 1.5 million shares of unregistered common stock at $2.00 per share (a total of $3,000,000) exclusive of commissions and professional services aggregating $310,000, $300,000 of which was paid to a company in which an employee of NetWolves has an ownership interest.

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







Date: February 14, 2002