Form 10-Q
period 2002-03-13
NETWOLVES CORP
filed 2002-05-20
CIK 1084103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

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

                Yes    [X]        No     [  ]


Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

                                        NUMBER OF SHARES OUTSTANDING ON
        TITLE OF CLASS                          April 16, 2002
        --------------                  --------------------------------

Common Stock, $.0033 par value                    12,597,571

                     NETWOLVES CORPORATIN AND SUBSIDIARIES

                           FORM 10-Q - MARCH 31, 2002


                                     INDEX


PART I - FINANCIAL INFORMATION


   ITEM 1 - FINANCIAL STATEMENTS

   CONDENSED CONSOLIDATED BALANCE SHEETS
      March 31, 2002 (unaudited) and June 30, 2001                         1

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
   COMPREHENSIVE LOSS
      For the three and nine months ended March 31, 2002 (unaudited)
      and March 31, 2001 (unaudited)                                       2

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the nine months ended March 31, 2002 (unaudited)
      and March 31, 2001 (unaudited)                                       3

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS               4 - 12

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                      13 - 21

   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK     21


PART II - OTHER INFORMATION

   ITEM 1 - LEGAL PROCEEDINGS                                             22

   ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                     23

   ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                               23

   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           23

   ITEM 5 - OTHER INFORMATION                                             23

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                              23

SIGNATURES                                                                24

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                March 31,        June 30,
                                                  2002             2001
                                               -----------      ---------
                                               (Unaudited)
ASSETS
Current assets
   Cash and cash equivalents                   $  2,952,688    $  4,411,657
   Marketable securities                             80,000          71,000
   Accounts receivable, net                         169,919         366,868
   Inventories                                      312,794         361,656
   Prepaid expenses                                 300,465         234,648
   Other current assets                             906,895         185,130
                                               ------------    ------------
     Total current assets                         4,722,761       5,630,959

Property and equipment, net                         734,699         982,748
Software, net                                       165,805          73,414
Other assets                                        165,216         173,323
                                               ------------    ------------
                                               $  5,788,481    $  6,860,444
                                               ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable and accrued expenses       $    731,695    $    926,634
   Accrued losses of discontinued operations        192,824         496,927
   Deferred revenue                                  62,801         129,978
   Current maturities of long-term debt             362,982         282,982
                                               ------------    ------------
     Total current liabilities                    1,350,302       1,836,521

Long term debt, net of current maturities                 -          80,000
                                               ------------    ------------
     Total liabilities                            1,350,302       1,916,521
                                               ------------    ------------
Minority interest                                   276,093         281,693
                                               ------------    ------------
Commitment and contingencies

Shareholders' equity
  Preferred stock, $.0033 par value;
    2,000,000 authorized on March 31, 2002
    and June 30, 2001; no shares issued and
    outstanding on March 31, 2002 and
    June 30, 2001                                           -               -
  Common stock, $.0033 par value; 50,000,000
    shares authorized on March 31, 2002
    and June 30, 2001; 12,597,119 and 9,167,613
    shares issued and outstanding on March 31,
    2002 and June 30, 2001, respectively             41,570          30,254
  Additional paid-in capital                     65,156,681      57,748,499
  Unamortized value of equity warrants             (144,500)     (1,011,500)
  Accumulated deficit                           (60,776,510)    (51,980,868)
  Accumulated other comprehensive loss             (115,155)       (124,155)
                                               ------------    ------------
     Total shareholders' equity                   4,162,086       4,662,230
                                               ------------    ------------
                                               $  5,788,481    $  6,860,444
                                               ============    ============

               The accompanying notes to the financial statements are in integral part of these condensed consolidated balance sheets.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                  (Unaudited)

                                      For the three months ended      For the nine months ended
                                              March 31,                        March 31,
                                      --------------------------      --------------------------
                                          2002           2001             2002           2001
                                          ----           ----             ----           ----
Revenue
  Products                           $    62,237    $    84,897       $   181,341    $   270,564
  Services                               121,319        149,052           377,874        951,827
                                     -----------    -----------       -----------    -----------
                                         183,556        233,949           559,215      1,222,391
                                     -----------    -----------       -----------    -----------
Cost of revenue
  Products                                35,493        197,638           112,858        278,348
  Services                                89,767        199,029           307,901        761,791
                                     -----------    -----------       -----------    -----------
                                         125,260        396,667           420,759      1,040,139
                                     -----------    -----------       -----------    -----------
Gross profit                              58,296       (162,718)          138,456        182,252
                                     -----------    -----------       -----------    -----------
Operating expenses
  General and administrative           1,625,427      1,446,274         4,905,039      6,374,660
  Engineering and development            479,891        620,173         1,406,964      1,333,889
  Sales and marketing                    583,854        998,498         1,963,487      3,649,055
                                     -----------    -----------       -----------    -----------
                                       2,689,172      3,064,945         8,275,490     11,357,604
                                     -----------    -----------       -----------    -----------
Loss before other income (expense)    (2,630,876)    (3,227,663)       (8,137,034)   (11,175,352)

Other income (expense)
  Investment income                       16,882        109,515           104,126        581,014
  Minority interest                        1,009          4,051             5,600         20,135
  Interest expense                        (5,150)        (6,571)          (32,800)       (21,090)
                                     -----------    -----------       -----------    -----------
Net loss from continuing operations   (2,618,135)    (3,120,668)       (8,060,108)   (10,595,293)

Discontinued business
  Loss from discontinued operations            -       (452,281)                -     (4,277,033)
  Loss on disposal of discontinued
    operations                          (265,534)             -          (735,534)             -
                                     -----------    -----------       -----------    -----------
Net loss                              (2,883,669)    (3,572,949)       (8,795,642)   (14,872,326)

Other comprehensive income (loss):
  Marketable securities valuation
    adjustment                             9,500         (5,000)            9,000        (26,500)
                                     -----------    -----------       -----------    -----------
Comprehensive loss                   $(2,874,169)   $(3,577,949)      $(8,786,642)  $(14,898,826)
                                     ===========    ===========       ===========    ===========
Basic and diluted net loss per share
  Loss from continuing operations    $     (.21)    $      (.36)      $      (.70)  $      (1.22)
  Loss from discontinued operations        (.02)           (.05)             (.06)          (.49)
                                    -----------     -----------       -----------    -----------
  Net loss per share                 $     (.23)    $      (.41)      $      (.77)  $      (1.71)
                                    ===========     ===========       ===========    ===========
Weighted average common shares
  outstanding, basic and diluted     12,490,132       8,742,613        11,475,994      8,717,431
                                    ===========     ===========       ===========    ===========

               The accompanying notes to the financial statements are in integral part of these condensed consolidated balance sheets.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                   For the nine months ended
                                                                            March 31,
                                                                   -------------------------
                                                                      2002            2001
                                                                      ----            ----
Cash flows from operating activities
  Net loss                                                      $  (8,795,642)   $ (14,872,326)
  Adjustments to reconcile net loss to net cash used in
    operating activities
      Depreciation                                                    175,841          146,654
      Amortization                                                     34,419        1,129,037
      Noncash charge to operations with respect to
        stock and warrants issued for services and
        amortization of previously issued warrants                  2,180,498        1,508,924
      Provision for impairment on discontinued operations             100,000        2,000,000
      Loss on disposal of property and equipment                       82,526           55,732
      Provision for inventory obsolescence                                  -          145,830
      Provision for bad debt                                                -           79,179
      Minority interest                                                (5,600)         (20,135)
  Changes in operating assets and liabilities
    Accounts receivable                                               196,949         (303,019)
    Inventories                                                        32,243         (132,726)
    Prepaid expenses                                                  (65,817)         (44,580)
    Other current assets                                              119,235          (17,341)
    Accounts payable and accrued expenses                            (194,939)        (785,412)
    Accrued losses of discontinued operations                        (304,103)               -
    Deferred revenue                                                  (67,177)         122,604
                                                                -------------    -------------
      Net cash used in operating activities                        (6,511,567)     (10,987,579)
                                                                -------------    -------------
Cash flows from investing activities
  Capitalized software costs                                         (125,715)         (73,944)
  Purchases of property and equipment                                 (79,690)        (648,435)
  Purchase deposits included in other current assets                 (750,000)               -
  Patent costs                                                        (11,690)         (26,079)
  Refunds of (payments for) security deposits                           4,693          (37,673)
                                                                -------------    -------------
      Net cash used in investing activities                          (962,402)        (786,131)
                                                                -------------    -------------
Cash flows from financing activities
  Repurchase of warrants                                                    -         (705,000)
  Repayment of long term debt                                               -         (263,554)
  Financing costs paid                                               (310,000)               -
  Cash proceeds from sale of common stock                           6,325,000                -
                                                                -------------    -------------
      Net cash provided by (used in) financing activities           6,015,000         (968,554)
                                                                -------------    -------------
Net decrease in cash and cash equivalents                          (1,458,969)     (12,742,264)
Cash and cash equivalents, beginning of period                      4,411,657       20,204,309
                                                                -------------    -------------
Cash and cash equivalents, end of period                        $   2,952,688    $   7,462,045
                                                                =============    =============

               The accompanying notes to the financial statements are in integral part of these condensed consolidated balance sheets.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                   NINE MONTHS ENDED MARCH 31, 2002 AND 2001


1    Interim financial information

     The summary financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying condensed consolidated financial statements, footnotes and discussions of NetWolves Corporation ("NetWolves" or the "Company") should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the years ended June 30, 2001, 2000 and 1999. The results of operations for the three and nine months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

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

     TSG historically has provided consulting, educational and training services primarily to the oil and gas and automotive industries throughout the United States. ComputerCOP Corporation sells software designed to provide non computer literate owners the ability to identify threats as well as objectionable material that may be viewed by users of the computer on the Internet. In June 2001, management approved a formal plan of disposal of the ComputerCOP software business segment (Note 4).

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

                   NINE MONTHS ENDED MARCH 31, 2002 AND 2001


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

     Discontinued operations

     The consolidated financial statements for the three and nine months ended March 31, 2001 have been restated to separately report results of discontinued operations from the results of continuing operations. Disclosures included herein pertain to the Company's continuing operations unless otherwise noted.

     Inventories

     Inventories consist of raw materials and finished goods. Inventories are valued at the lower of cost or net realizable value using the first-in, first-out method. Raw material and finished goods amounted to $136,468 and $176,326, respectively, at March 31, 2002 and $154,331 and $207,325, respectively, at June 30, 2001. Included in inventory at March 31, 2002 and June 30, 2001 is $1,000 and $25,000, respectively, of finished goods and raw materials inventory relating to discontinued operations (Note 4).

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

     During June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001; establishes specific criteria for the recognition of intangible assets separately from goodwill; and requires unallocated negative goodwill to be written off immediately as an extra-

                    NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                   NINE MONTHS ENDED MARCH 31, 2002 AND 2001


3    Significant accounting policies (continued)

     Summary of recent accounting pronouncements (continued)

     ordinary gain (instead of being deferred and amortized). SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and intangible assets, which have indefinite useful lives, will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company plans to adopt SFAS No. 142 effective July 1, 2002. The Company is considering the provisions of SFAS No. 141 and No. 142 and at present has not determined the impact of adopting SFAS No. 141 and SFAS No. 142.

     During August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30"). SFAS No. 144 was issued because SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB No. 30, and two accounting models existed for long-lived assets to be disposed of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale. SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 also requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spinoff be considered held and used until it is disposed of. Lastly, SFAS No. 144 retains the requirement of SFAS No. 121 to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation (amortization). Therefore, discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. SFAS No. 144 retains the basic provisions of APB No. 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. The Company plans to adopt SFAS No. 144 effective July 1, 2002, and has not yet determined the impact of adoption.

     Reclassifications

     Certain reclassifications have been made to the condensed consolidated financial statements shown for the prior periods in order to have them conform to the current period's classifications.

                    NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                   NINE MONTHS ENDED MARCH 31, 2002 AND 2001


4    Disposal of business segment

     During June 2001, the Company formally adopted a plan to discontinue its ComputerCOP software operations. At that time, this consisted primarily of ComputerCOP software technology, inventory and property and equipment. The Company accrued a provision for estimated losses during the phase out period of approximately $497,000 at June 30, 2001. In December 2001, the Company recorded an additional charge of $470,000 to loss on disposal of discontinued operations, of which $320,000 was the result of an equity settlement of an employment contract (Note 7). In March 2002, the Company recorded an additional charge of $265,534 relating primarily to additional salaries expected to be paid through the anticipated disposal date and a change in the estimated proceeds for inventory and equipment. The Company has also reclassified the consolidated financial statements for the periods prior to fiscal 2001 to separately report results of discontinued operations from the results of continuing operations. A summary of the operating results of the discontinued operations follows:

     Loss from discontinued operations are as follows:

                                  For the three months       For the nine months
                                     ended March 31,           ended March 31,
                                  ---------------------     ---------------------
                                  2002         2001           2002         2001
                                  ----         ----           ----         ----
Revenue                      $    41,690  $    41,745     $   182,965  $    77,134
Cost of revenue                    4,592        3,330          33,597        6,663
Selling, general and
  administrative                 315,341      490,696       1,235,404    2,347,504
Impairment                       100,000            -         100,000    2,000,000
Amortization                           -            -               -            -
                             -----------  -----------     -----------  -----------
Loss from discontinued
  operations                 $  (378,243) $  (452,281)    $(1,186,036) $(4,277,033)
                             ===========  ===========     ===========  ===========

Loss from discontinued operations for the three and nine months ended March 31, 2002 has been applied to "Accrued losses of discontinued operations" on the condensed consolidated balance sheets, net of additional charges of approximately $266,000 and $470,000 for the quarters ended March 31, 2002 and December 31, 2001, respectively. Proceeds to the Company from disposal of its ComputerCOP software operations, including the sale of the ComputerCOP technology and the liquidation of certain inventories, accounts receivable and property and equipment retained by the Company, are not expected to be significant. Such assets had a carrying value of approximately $50,000 at March 31, 2002. The Company expects to complete the disposal of its ComputerCOP operations through the sale of its remaining assets by June 30, 2002.

                    NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                   NINE MONTHS ENDED MARCH 31, 2002 AND 2001


5    Other current assets

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

     In January 2002, the Company issued 100,000 shares of unregistered common stock for professional and consulting services relating to this and other potential acquisitions, a portion of which is included in other current assets in the condensed consolidated balance sheets (Note 7).

     On February 20, 2002, the Company loaned a related party company (the "Recipient") $350,000 (the "Payment") in the form of a promissory note (the "Note"), which bears interest at a rate of 10% per annum and is payable in full on May 31, 2002 subject to the following conditions:

     -- If NetWolves decides to purchase all of the outstanding capital stock of a wholly-owned subsidiary (the "Target") of the Recipient, the Payment will be applied toward the purchase price and the Note will be cancelled.

     -- If the purchase of the Target does not occur, the Payment shall be deemed full consideration for and finders and/or other fees or consideration otherwise due to the Recipient for the purchase of the capital stock of NNS.

     -- If the purchase of the Target and NNS does not occur, the Note is due and payable under its stated terms.

     The purchase deposit to NNS and the Note are included in other current assets in the condensed consolidated balance sheets at March 31, 2002.

6    Balance sheet components

                                                    March 31,        June 30,
                                                      2002             2001
                                                 ------------     ------------
Property and equipment, net
  Machinery and equipment                        $   749,538      $   867,832
  Furniture and fixtures                             218,498          281,484
  Leasehold improvements                             136,565          152,150
                                                 -----------      -----------
                                                   1,104,601        1,301,466
  Less: accumulated depreciation and amortization   (369,902)        (318,718)
                                                 -----------      -----------
  Property and equipment, net                    $   734,699      $   982,748
                                                 ===========      ===========
Accounts payable and accrued expenses
  Trade accounts payable and accrued
    operating expenses                           $   555,743      $   777,226
  Compensated absences                               171,621          143,206
  Other liabilities                                    4,331            6,202
                                                 -----------      -----------
                                                 $   731,695      $   926,634
                                                 ===========      ===========

                    NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                   NINE MONTHS ENDED MARCH 31, 2002 AND 2001


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

     -- In January 2002, the Company issued 100,000 shares of unregistered common stock for professional and consulting services relating to potential business acquisitions to a company in which an employee of NetWolves has an ownership interest. A portion of the cost of such issuance has been included in other current assets in the condensed consolidated balance sheets at March 31, 2002.

8    Segment information

     The Company reports segments in accordance with FASB Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information". The Company and its subsidiaries operate in two separate business segments, the Technology segment and the Training and Consulting segment. These operating segments are representative of the Company's management approach to its evaluation of its operations. The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies. The Technology segment, which operates worldwide, is primarily engaged in the design, development, marketing and support of information delivery hardware products and software. The
     Training and Consulting segment, which operates domestically, provides management, consulting, educational and training services primarily to the oil and gas and automotive industries throughout the United States.

                    NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                   NINE MONTHS ENDED MARCH 31, 2002 AND 2001


8    Segment information (continued)

                                  For the three months       For the nine months
                                     ended March 31,           ended March 31,
                                  ---------------------     ---------------------
                                  2002         2001           2002         2001
                                  ----         ----           ----         ----
Revenue
  Technology                  $   102,661  $   117,073     $   321,135   $    365,201
  Training and consulting          80,895      116,876         238,080        857,190
                              -----------  -----------     -----------   ------------
                              $   183,556  $   233,949     $   559,215   $  1,222,391
                              ===========  ===========     ===========   ============
Operating loss
  Technology                  $(2,573,659) $(2,987,934)    $(7,810,917)  $ (9,966,251)
Training and consulting           (57,217)    (239,729)       (326,117)    (1,209,101)
                              -----------  -----------     -----------   ------------
                              $(2,630,876) $(3,227,663)    $(8,137,034)  $(11,175,352)
                              ===========  ===========     ===========   ============

                                                      March, 31          June 30,
                                                         2002              2001
                                                   --------------    --------------

        Identifiable assets
          Technology                               $  5,423,195       $  6,413,782
          Training and consulting                       291,150            241,369
                                                   ------------       ------------
                                                      5,714,345          6,655,151
          Net assets of discontinued operations          74,136            205,293
                                                   ------------       ------------
           Total                                   $  5,788,481       $  6,860,444
                                                   ============       ============

     The Company had one major customer, in the Technology segment, which accounted for 39% of consolidated revenue for the nine months ended March 31, 2002 and two major customers, one in the Technology segment and one in the Training and Consulting segment, which accounted for 21% and 41% of consolidated revenue for the nine months ended March 31, 2001, respectively. Additionally, the Company had one customer that accounted for 40% of consolidated accounts receivable at March 31, 2002 and two customers that accounted for 56% and 12% of consolidated accounts receivable at June 30, 2001.

                    NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                   NINE MONTHS ENDED MARCH 31, 2002 AND 2001



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

     In a decision dated May 8, 2001, which addressed all three motions, the Court granted the Sullivan Group's motion to dismiss Action No. 1 on the ground that full diversity of citizenship between the plaintiffs and the defendants did not exist, and, therefore, as a procedural matter, the Court lacked subject matter jurisdiction. As a consequence, in addition to denying the material allegations of the Sullivan Group's complaint and setting forth several affirmative defenses to the 10b-5 claim and the claims for fraud, negligent misrepresentation and breach of the Employment Agreements, the Company and TSG have now reasserted as counterclaims in their answer in Action No. 2, all of the claims which they asserted against the Sullivan Group and ProCare (as an additional defendant on the counterclaims) in their complaint in Action No. 1 plus an additional claim against the Sullivan Group for breach of certain of the express representations and warranties in the Merger Agreement. Based on the foregoing, the Company and TSG are seeking compensatory damages in excess of $5 million, punitive damages in the amount of $5 million and injunctive and other ancillary relief. Based upon the allegations in their complaint, the Sullivan Group are seeking $8 million in compensatory damages and $8 million in punitive damages. Although the Court did enjoin the Company to have its counsel issue an opinion letter under Rule 144, the Sullivan Group nevertheless are restricted to selling as a group during the prescribed temporal periods only that limited number of shares permitted under the aggregation proscriptions of Rule 144(e). The Court further mandated that as a condition of granting such preliminary injunctive relief, the Sullivan

                    NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                   NINE MONTHS ENDED MARCH 31, 2002 AND 2001


9    Commitments and contingencies (continued)

     The Sullivan Group (continued)

     Group are compelled to deposit all of the proceeds of such sales into an escrow to be held as security for any and all costs and damages that the Company may suffer or incur if it is determined ultimately that such relief was wrongfully granted.

     The Court denied the Sullivan Group's application for an order authorizing the release of the sales proceeds from escrow.

     The Company believes that its claims against the Sullivan Group will be meritorious based on the facts and circumstances. Further, the Company believes that the claims by the Sullivan Group lack merit and it intends to engage in a vigorous defense.

10   Liquidity

     NetWolves had cash and cash equivalents of approximately $3.0 million at March 31, 2002. Management believes that the Company has adequate capital resources to meet its working capital needs for the next several months based upon its planned operating level, without accounting for potential material revenue. In this regard, the Company anticipates its first significant order from its major customer in or before the fiscal quarter commencing July 1, 2002.

     In order for the Company to execute its business plan, significant cash expenditures were necessary for, among other things, research and development, developing infrastructure and the utilization of consultants. The Company has entered into an agreement with investment bankers to raise additional funds to be used to acquire Norstan Network Services, Inc. and for additional working capital. There can be no assurance that the Company will be successful in these efforts. If the Company is unable to generate funds internally through the sale of its products, or raise additional monies through financing arrangements, management intends to curtail its operations.

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

     In January 2002, the Company issued 100,000 shares of unregistered common stock for professional and consulting services relating to this and other potential acquisitions.

     On February 20, 2002, the Company loaned a related party company (the "Recipient") $350,000 (the "Payment") in the form of a promissory note (the "Note"), which bears interest at a rate of 10% per annum and is payable in full on May 31, 2002 subject to the following conditions:

     -- If NetWolves decides to purchase all of the outstanding capital stock of a wholly-owned subsidiary (the "Target") of the Recipient, the Payment will be applied toward the purchase price and the Note will be cancelled.

     -- If the purchase of the Target does not occur, the Payment shall be deemed full consideration for and finders and/or other fees or consideration otherwise due to the Recipient for the purchase of the capital stock of NNS.

     -- If the purchase of the Target and NNS does not occur, the Note is due and payable under its stated terms.

     The purchase deposit to NNS and the Note are included in other current assets in the condensed consolidated balance sheets at March 31, 2002.

     The Company has a limited operating history in which to base an evaluation of the business and prospects. The Company's prospects must be considered in light of the risks frequently encountered by companies in their early stages, particularly for companies in the rapidly evolving technology industry. Certain risks for the Company include, but are not limited to an unproven business model, capital requirements and growth management. To counter this risk, the Company must, among other things, increase its customer base, continue to develop its distribution network and product offerings, successfully execute its business and marketing plan, and expand the operating infrastructure. There can be no assurance that the Company will be successful in addressing such risks, and the failure to do so could have a material adverse effect on the Company's financial condition and results of operations. Since inception, the Company has incurred significant losses and as of March 31, 2002 had an accumulated deficit of approximately $60 million. The Company believes that its success depends in large part on its ability to create market awareness and acceptance for its products, raise additional operating capital to grow operations, build technology and non-technology infrastructures, expand the sales force and distribution network, and continue new product research and development.

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

     Three months ended March 31, 2002 and 2001

          Revenue

     Revenue from continuing operations decreased to $183,556 for the three months ended March 31, 2002, compared to $233,949 for the same period in the prior year. The decrease in revenue was primarily the result of a decrease in sales of the Company's technology products. The Company intends to generate continuing revenue from the sale of its technology products and services in the coming year, including continuing revenue from its major customer, as additional features, including new third party software applications, have now been added to its core technology products.

     Revenue from discontinued operations decreased to $41,690 for the three months ended March 31, 2002, compared to $41,745 for the same period in the prior year. Revenue from discontinued operations for the three months ended March 31, 2002 has been applied to "Accrued losses of discontinued operations" on the condensed consolidated balance sheets.

          Cost of revenue and gross profit

     Cost of revenue for sale of the Company's technology products and services include manufacturing, packaging and shipping costs and warranty expenses. Cost of revenue in connection with management and consulting services include direct expenses of employees and consultants utilized in the generation of management and consulting revenue. Cost of revenue from continuing operations decreased to $125,260 for the three months ended March 31, 2002, compared to $396,667 for the same period in the prior year.

     Overall gross profit from continuing operations was at 32% for the three months ended March 31, 2002, compared to a negative 70% for the same period in the prior year. The increase in gross profit is primarily due to the write down of inventory in the prior period due to obsolescence compared to no write down in the current period.

     Cost of revenue and gross profit from discontinued operations increased to $4,592 and 89%, respectively, for the three months ended March 31, 2002, compared to $3,330 and 92%, respectively, for the same period in the prior year. The decrease in gross profit was due to customization costs incurred on inventory sold during the quarter. Cost of revenue from discontinued operations for the three months ended March 31, 2002 has been applied to "Accrued losses of discontinued operations" on the condensed consolidated balance sheets.

          General and administrative

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance, facilities and human resources personnel, recruiting expenses and professional fees. General and administrative expenses from continuing operations increased to $1,625,427 for the three months ended March 31, 2002, compared to $1,446,274 for the same period in the prior year. The increase was primarily due to consulting services rendered to the Company during the period.

     General and administrative expenses from discontinued operations increased to $216,055 for the three months ended March 31, 2002, compared to $76,720 for the same period in the prior year. The increase was primarily due to an additional operating accrual of approximately $166,000 to dispose of the business segment. General and administrative expenses from discontinued operations for the three months ended March 31, 2002 have been applied to "Accrued losses of discontinued operations" on the condensed consolidated balance sheets.

          Engineering and development

     Engineering and development expenses, which are expensed as incurred, consist primarily of salaries and related expenses for personnel utilized in designing, maintaining and enhancing our products as well as material costs for test units and prototypes. Costs associated with the development of software products are generally capitalized once technological feasibility is reached. Engineering and development expenses from continuing operations decreased to $479,891 for the three months ended March 31, 2002, compared to $620,173 for the same period in the prior year. The decrease in engineering and development costs was primarily the result of the employment reduced staffing requirements. We expect to incur increased engineering and development costs in the future to assist in additional development of our core products being sold to our major customer and other expected customers. We also expect to incur engineering and development costs in the future as we continue to maintain our existing product line and develop new products and features, as evidenced by the development of our "SRM2 TM" technology.

     Engineering and development expenses from discontinued operations decreased to $16,219 for the three months ended March 31, 2002, compared to $187,223 for the same period in the prior year. The decrease was primarily due to the termination of engineering personnel in prior quarters due to the disposal of the business segment. Engineering and development expenses from discontinued operations for the three months ended March 31, 2002 have been applied to "Accrued losses of discontinued operations" on the condensed consolidated balance sheets.

          Sales and marketing

     Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as costs associated with trade shows, promotional activities, advertising and public relations. Sales and marketing expenses from continuing operations decreased to $583,854 for the three months ended March 31, 2002, compared to $998,498 for the same period in the prior year. The decrease in sales and marketing expenses was primarily the result of more concentrated marketing efforts toward Fortune 1000 customers. The Company intends to continue to promote its current and future products and, therefore, expects sales and marketing costs to increase in absolute dollars in the future.

     Sales and marketing expenses from discontinued operations decreased to $83,067 for the three months ended March 31, 2002, compared to $226,753 for the same period in the prior year. The decrease was primarily due to reduced sales personnel in the current period due to the disposal of the business segment. Sales and marketing expenses from discontinued operations for the three months ended March 31, 2002 have been applied to "Accrued losses of discontinued operations" on the condensed consolidated balance sheets.

          Impairment

     An impairment of $100,000 was recorded within discontinued operations for the three months ended March 31, 2002 with no impairment recorded for the same period in the prior year.

          Other income (expenses)

     Other income (expenses) from continuing operations consists primarily of investment portfolio income and decreased to $12,741 for the three months ended March 31, 2002, compared to $106,995 for the same period in the prior year. The decrease was primarily the result of a decrease in interest income due to the decreased average cash balance.

          Nine months ended March 31, 2002 and 2001

          Revenue

     Revenue from continuing operations decreased to $559,215 for the nine months ended March 31, 2002, compared to $1,222,391 for the same period in the prior year. The decrease in revenue was primarily the result of a decrease in management and consulting service revenue as a result of the continuing disputes between TSG and certain former employees who formed the management group of TSG (See Part II "Item 1 - Legal Proceedings"). The Company intends to generate continuing revenue from the sale of its technology products and services in the coming year, including continuing revenue from its major customer, as additional features, including new third party software applications, have now been added to its core technology products. Service revenue from the TSG subsidiary has been substantially reduced as a result of the continuing dispute between the parties.

     Revenue from discontinued operations increased to $182,965 for the nine months ended March 31, 2002, compared to $77,134 for the same period in the prior year. The increase was due to both an increase in sales of its Forensic and Professional software products and its consumer version of the software. Revenue from discontinued operations for the nine months ended March 31, 2002 has been applied to "Accrued losses of discontinued operations" on the condensed consolidated balance sheets.

          Cost of revenue and gross profit

     Cost of revenue for sale of the Company's technology products and services include manufacturing, packaging and shipping costs and warranty expenses. Cost of revenue in connection with management and consulting services include direct expenses of employees and consultants utilized in the generation of management and consulting revenue. Cost of revenue from continuing operations decreased to $420,759 for the nine months ended March 31, 2002, compared to $1,040,139 for the same period in the prior year.

     Overall gross profit from continuing operations was at 25% for the nine months ended March 31, 2002, compared to 15% for the same period in the prior year. The increase in gross profit is primarily due to a write down of inventory due to obsolescence in the prior period with no write down in the current period.

     Cost of revenue and gross profit from discontinued operations increased to $33,597 and 82%, respectively, for the nine months ended March 31, 2002, compared to $6,663 and 91%, respectively, for the same period in the prior year. The decrease in gross profit was due to customization costs incurred on inventory sold during the period. Cost of revenue from discontinued operations for the nine months ended March 31, 2002 has been applied to "Accrued losses of discontinued operations" on the condensed consolidated balance sheets.

          General and administrative

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance, facilities and human resources personnel, recruiting expenses and professional fees. General and administrative expenses from continuing operations decreased to $4,905,039 for the nine months ended March 31, 2002, compared to $6,374,660 for the same period in the prior year. The decrease was primarily due to staff reductions and reduced operations of the Company's training and consulting segment. We expect general and administrative costs to increase in absolute dollars in the future.

     General and administrative expenses from discontinued operations decreased to $864,696 for the nine months ended March 31, 2002, compared to $1,480,434 for the same period in the prior year. The decrease was primarily due to the elimination of amortization expense on the acquired ComputerCOP software technology partially offset by the equity settlement of an employment contract. General and administrative expenses from discontinued operations for the nine months ended March 31, 2002 has been applied to "Accrued losses of discontinued operations" on the condensed consolidated balance sheets.

          Engineering and development

     Engineering and development expenses, which are expensed as incurred, consist primarily of salaries and related expenses for personnel utilized in designing, maintaining and enhancing our products as well as material costs for test units and prototypes. Costs associated with the development of software products are generally capitalized once technological feasibility is reached. Engineering and development expenses from continuing operations increased to $1,406,964 for the nine months ended March 31, 2002, compared to $1,333,889 for the same period in the prior year. The increase in engineering and development costs was primarily the result of the employment of additional engineering and development personnel. This was partially offset by the Company capitalizing approximately $126,000 in software development costs during the nine months ended March 31, 2002. We expect to incur increased engineering and development costs in the future to assist in additional development of our core products being sold to our major customer. We also expect to incur engineering and development costs in the future as we continue to maintain our existing product line and develop new products and features, as evidenced by the development of our SRM2 TM technology.

     Engineering and development expenses from discontinued operations decreased to $67,510 for the nine months ended March 31, 2002, compared to $353,615 for the same period in the prior year. The decrease was primarily due to the termination of engineering personnel in the current period due to the disposal of the business segment. Engineering and development expenses from discontinued operations for the nine months ended March 31, 2002 has been applied to "Accrued losses of discontinued operations" on the condensed consolidated balance sheets.

          Sales and marketing

     Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as costs associated with trade shows, promotional activities, advertising and public relations. Sales and marketing expenses from continuing operations decreased to $1,963,487 for the nine months ended March 31, 2002, compared to $3,649,055 for the same period in the prior year. The decrease in sales and marketing expenses was primarily the result of more concentrated marketing efforts toward Fortune 1000 customers. The Company intends to continue to promote its current and future products and, therefore, expects sales and marketing costs to increase in absolute dollars in the future.

     Sales and marketing expenses from discontinued operations decreased to $303,198 for the nine months ended March 31, 2002, compared to $513,455 for the same period in the prior year. The decrease was primarily due to terminated sales personnel. Sales and marketing expenses from discontinued operations for the nine months ended March 31, 2002 has been applied to "Accrued losses of discontinued operations" on the condensed consolidated balance sheets.

          Impairment

     An impairment of $100,000 was recorded within discontinued operations for the nine months ended March 31, 2002 compared with an impairment of $2,000,000 for the same period in the prior year.

          Other income (expenses)

     Other income (expenses) from continuing operations consists primarily of investment portfolio income and decreased to $76,926 for the nine months ended March 31, 2002, compared to $580,059 for the same period in the prior year. The decrease was primarily the result of a decrease in interest income due to the decreased average cash balance.

          Liquidity and Capital Resources

     Our operating activities used cash of $6.5 million during the nine months ended March 31, 2002, as compared to $11.0 million for the same period in the prior year. Cash used for the nine months ended March 31, 2002 was primarily attributable to a net loss of $8.8 million, partially offset by non-cash equity compensation totaling $2.2 million. Cash used in operating activities during the nine months ended March 31, 2001 was primarily attributable to a net loss of $14.9, partially offset by non-cash expenses including amortization, equity compensation and a provision for impairment totaling $1.1 million, $1.5 million and $2.0 million, respectively.

     Our investing activities used cash of $1.0 million during the nine months ended March 31, 2002, as compared to $.8 million for the same period in the prior year. Cash used in investing activities for the nine months ended March 31, 2002 was primarily attributable to the Company's purchase
     acquisition   deposits  totaling  $.8  million.   Cash  used  in  investing
     activities for the nine months ended March 31, 2001 was primarily attributable to the Company's purchases of property and equipment totaling $.6 million.

     Our financing activities provided net cash of $6.0 million during the nine months ended March 31, 2002, as compared to using cash of $1.0 million during the same period in the prior year. Cash provided by financing activities for the nine months ended March 31, 2002 resulted from the private sale of the Company's common stock. Cash used in financing activities for the nine months ended March 31, 2001 was attributable to the repayment of long term debt and the repurchase of warrants as part of a settlement agreement with an unaffiliated third party.

     Summary

     NetWolves had cash and cash equivalents of approximately $3.0 million at March 31, 2002. Management believes that the Company has adequate capital resources to meet its working capital needs for the next several months based upon its planned operating level, without accounting for potential material revenue. In this regard, the Company anticipates its first significant order from its major customer in or before the fiscal quarter commencing July 1, 2002.

     In order for the Company to execute its business plan, significant cash expenditures were necessary for, among other things, research and development, developing infrastructure and the utilization of consultants. The Company has entered into an agreement with investment bankers to raise additional funds to be used to acquire Norstan Network Services, Inc. and for additional working capital. There can be no assurance that the Company will be successful in these efforts. If the Company is unable to generate funds internally through the sale of its products, or raise additional monies through financing arrangements, management intends to curtail its operations.

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

     During June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001; establishes specific criteria for the recognition of intangible assets separately from goodwill; and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and intangible assets, which have indefinite useful lives, will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company plans to adopt SFAS No. 142 effective July 1, 2002. The Company is considering the provisions of SFAS No. 141 and No. 142 and at present has not determined the impact of adopting SFAS No. 141 and SFAS No. 142.

     During August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"), and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30"). SFAS No. 144 was issued because SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB No. 30, and two accounting models existed for long-lived assets to be disposed of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale. SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 also requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spinoff be considered held and used until it is disposed of. Lastly, SFAS No. 144 retains the requirement of SFAS No. 121 to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation (amortization). Therefore, discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. SFAS No. 144 retains the basic provisions of APB No. 30 for the presentation of discontinued operations in the income statement but broadens that presentation to include a component of an entity. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. The Company plans to adopt SFAS No. 144 effective July 1, 2002, and has not yet determined the impact of adoption.

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

     The Court denied the Sullivan Group's application for an order authorizing the release of the sales proceeds from escrow.

     The Company believes that its claims against the Sullivan Group are meritorious based on the facts and circumstances. Further, the Company believes that the claims by the Sullivan Group lack merit and it intends to engage in a vigorous defense.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

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



                                BY:     NETWOLVES CORPORATION

                                        /s/     Walter M. Groteke
                                        ------------------------------------
                                        Walter M. Groteke
                                        Chairman of the Board and President

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




Date: May 17, 2002