Form 10-K
period 2002-06-30
NETWOLVES CORP
filed 2002-10-15
CIK 1084103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                    For the fiscal year ended June 30, 2002
                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period _______________ to _______________

                          Commission File No. 0-25831

                              NetWolves Corporation
             (Exact name of registrant as specified in its charter)

        New York                                    11-2208052
 (State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

4002 Eisenhower Blvd, Tampa, Florida               33634-7511
(Address of Principal Executive Offices)           (Zip Code)

Registrant's telephone number, including area code:  (813) 286-8644

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0033 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X ].

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on October 8, 2002 as reported on the NASDAQ, was approximately $8,845,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliates status is not necessarily a conclusive determination for other purposes.

As of October 8, 2002, the Registrant had outstanding 12,607,571 shares of Common Stock.

Documents incorporated by reference:    None

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                                   FORM 10-K

                      AS OF JUNE 30, 2002 , 2001 AND 2000


                               TABLE OF CONTENTS


PART I

 ITEM 1   Business                                                         1
 ITEM 2   Properties                                                      13
 ITEM 3   Legal Proceedings                                               14
 ITEM 4   Submission of Matters to a Vote of Security Holders             15

PART II
 ITEM 5   Market for Registrant's Common Equity and Related
          Stockholder Matters                                             16
 ITEM 6   Selected Financial Data                                         16
 ITEM 7   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     18
 ITEM 7a  Quantitative and Qualitative Disclosure About Market Risk       27
 ITEM 8   Financial Statements and Supplementary Data                     27
 ITEM 9   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                      27

PART III
 ITEM 10  Directors and Executive Officers of the Registrant              28
 ITEM 11  Executive Compensation                                          28
 ITEM 12  Security Ownership of Certain Beneficial Owners and Management  32
 ITEM 13  Certain Relationships and Related Transactions                  32

PART IV
 ITEM 14  Exhibits, Financial Statements Schedules, and Reports on
           Form 8-K                                                       33

SIGNATURES                                                                34

                                     PART I

ITEM 1. BUSINESS

     This Annual Report on Form 10-K, the exhibits hereto and the information incorporated by reference herein contain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and such forward looking statements involve risks and uncertainties. When used in this report, the words "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include those discussed below and those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" or incorporated by reference herein. NetWolves Corporation undertakes no obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date this Report is filed with the Securities and Exchange Commission or to reflect the occurrence of unanticipated events.

Overview

     NetWolves Corporation ("NetWolves" or the "Company") designs, develops, assembles and sells Internet infrastructure security platforms, coupled with network based management services, designed to significantly reduce the up-front and ongoing costs associated with small, medium and remote offices' global Internet access. The Company was founded in order to leverage the rapid progression of technology, removing barriers of entry for organizations desiring to attain the benefits and flexibility a public network enterprise offers. NetWolves' patent pending system technology enables organizations to obtain their short, middle and long term IT and e-business initiatives through the deployment of our plug 'n' play perimeter office security platform, coupled with our secure remote monitoring and management ("SRM2 TM") system. Additionally, NetWolves' advanced, centralized, reporting module offers the ability for corporate executives to view, via the Internet, both statistical and performance based metrics for their global network.

     NetWolves products and services offer complete system solutions to organizations needing cost effective network security (firewall, routing, intrusion detection, content filtering, email, intranet, FTP, etc.) complete with advanced integrated hardware, a user-friendly interface, and Internet-based expansion capabilities. As companies migrate from the traditional private leased lines to public network connectivity to reduce costs, NetWolves provides cost-effective, value-added expansion technologies such as virtual private networking ("VPN"), a process used to allow secure data transmissions on a local area network, a wide area network, or to secure wireless network connections. This feature affords the user virtually all the benefits of lease-line service without the attendant recurring costs.

     NetWolves differentiates itself from its competitors primarily through its proprietary patent pending technology, which provides centralized remote monitoring and management facilities. While other, more labor-intensive management systems currently exist, such systems require an inbound administrative port to provide remote monitoring and management. Most Fortune 1000 companies are unwilling to take the risk of opening up an inbound administrative port while having their entire enterprise on a public broadband medium. "Hackers", using simple port scanning tools, can easily locate these administrative inbound ports. SRM2 TM has the ability to monitor thousands of locations concurrently without opening an administrative inbound port and allows the secure, remote management and monitoring of multiple all-in-one gateway servers located worldwide. This monitoring can be performed in real-time from one or numerous central sites. This technology also allows a network administrator to create a configuration template with all necessary information changes required to manage all-in-one units. This template can be applied to each unit via a secure configuration mechanism from the central monitoring location, without compromising network security. It is this SRM2 TM system that forms the basis of the Company's agreement with the General Electric Company.

     NetWolves "edge of the network" security platforms and centralized management and monitoring systems are designed for our customers' present and future needs. The Company's initial target markets are the end users in small and mid-size businesses and large organizations with satellite offices. Larger end users, to whom the product is marketed, are companies with multi-state or country locations, government agencies, retail outlets and kiosks. NetWolves products are designed to service numerous markets, including financial, medical, legal, travel, entertainment, hotel, education, government, auto and petroleum industries. The Company's strategy is to establish SRM2 TM technology as the standard for enterprise-wide secure network connectivity and management worldwide. To achieve its objectives, NetWolves seeks to form relationships with leading companies to deliver a secure connectivity solution which is interoperable with their existing network infrastructure, thereby lessening their need for material capital improvements while migrating to public network connectivity.

Acquisition of Norstan Network Services, Inc.

     On July 9, 2002, the Company, through its wholly owned subsidiary, NetWolves Acquisitions, Inc., acquired all of the outstanding capital stock of Norstan Network Services, Inc. ("NNSI") pursuant to a Stock Purchase Agreement dated as of January 30, 2002, as amended, among Norstan, Inc. (the "Seller") and NNSI, both Minnesota corporations, the Company and NetWolves Acquisitions, Inc., a Delaware corporation. The Company paid to the Seller $7,500,000, $3,750,000 of which was paid in cash on or prior to closing and $3,750,000 is payable under the term of a non-interest bearing promissory note due July 9, 2003. The purchase price was determined through arms' length negotiations. The $3,750,000 in cash paid by the Company to the Seller was primarily obtained through equity and debt financing and to a lesser extent from working capital.

     NNSI provides multiple source data and voice services and related consulting and professional services throughout the United States. For the nine months ended March 31, 2002, NNSI's net sales were $16,279,000, its gross profit from sales was $5,964,000, its operating expenses (including a management fee to its parent, Norstan, Inc. of $1,481,000) was $4,177,000 and its income before income taxes was $1,787,000. As a result of the acquisition, we expect to increase our security solution revenues by leveraging NNSI's existing customer base. In addition, we expect the acquisition will enable us to expand the range of services we can offer our major customer as well as future customers. The results of NNSI's operations will be included in our consolidated financial statements commencing July 9, 2002.

Agreements with General Electric

     On June 29, 2000, NetWolves and General Electric Company ("GE") entered into a six year agreement for the master purchase, license and support services of NetWolves' security, remote monitoring and configuration management system. GE, after extensive due diligence in looking for the all-in-one small office solution for network management, interconnectivity and security, chose the Company's products for deployment throughout their enterprise.

     The contract is for a term of six years and can be extended for four additional one-year periods unless prior notice of non-renewal is given by either party as defined in the agreement. The contract provides for the Company to receive a fee upon shipment of each unit, and an additional one-time configuration fee. Additionally, upon shipment of each unit, GE has the right to purchase from the Company support service and annual monitoring and management service on an annual basis ("Annual Services"). The Annual Services shall continue at the same rate per annum, at GE's discretion, provided that GE requests such services at any time during a subsequent year. GE is required to pay fees for Annual Services in full from the expiration date of the prior year period and revenue generated from the Annual Services is recognized over the service period.

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

     On September 26, 2002, the Company entered into a three year agreement with General Electric Consumer Finance, the consumer financing arm of the General Electric Company. The agreement covers the use of the Company's technology by General Electric Consumer Finance in all of its offices worldwide, encompassing 36 countries. The first rollouts of NetWolves' products are scheduled for Japan and Germany.

Industry Background

     International Data Corporation (IDC), a market research organization, expects worldwide Internet infrastructure spending to increase from about $124 billion in 1999 to $370 billion in 2003, with a Compounded Annual Growth Rate of 32%. In order for the Internet to achieve its potential, the market for corporate users require that a comprehensive security infrastructure must exist in order to establish the requisite level of trust and confidence for conducting medium-to-large scale business communications. The realization that the Internet remains unsecured is not unknown to the investment community. Based on information gathered from various industry sources, the Internet security appliance market will reach as much as $13.3 billion by 2004. Infonetics
Research, Inc. sees the VPN products segment within the Internet security marketplace growing to $32 billion by 2003. NetWolves is positioning to leverage this emerging and growing market.

     While security awareness is apparent among the Fortune 100, the issue is only now becoming a high priority within the Fortune 1000. NetWolves products and services allow companies from the Fortune 1000 to the medium and small office markets to take full advantage of the emerging global market for public connectivity. The medium and small office markets include business enterprises, remote and branch offices of large corporations, government offices, telecommuter home offices, and education markets for businesses and consumers.

     NetWolves' products can be deployed pre-configured, which minimizes the integration, installation and maintenance costs typical of traditional Internet security and access solutions. With retail prices ranging from $1,000 to $5,000, compared to competitive products that range in price from approximately $5,000 to in excess of $20,000, the Company's products are designed to enable customers to reduce purchase, service and personnel hiring costs. NetWolves' products are designed to maximize reliability and uptime, and can be used in networks ranging in size from one to thousands of users in multiple locations. In effect, NetWolves is fast becoming a beneficiary of growing awareness among corporations looking to acquire security.

     Historically, to establish Internet connectivity, an organization needed access to complex network technologies and one or more costly general-purpose servers, which often require technically skilled staff to maintain. The expense and technical complexity of these network technologies and general purpose servers often discourage their adoption by small-to-medium-size organizations, due to their limited budgets and technology skills. The reliability of these complex networks are often called to question, due, if for no other reason, for their complexity alone. NetWolves SRM2 TM system represents an innovative approach to cost effective network managed security, working with other network devices, to provide services to perimeter network users. Today, building upon NetWolves core foundation, our technology has evolved to become centrally managed networks and security services, designed to facilitate authorized users within the network while, at the same time providing an aggressive rejection of unauthorized users who have the capabilities to gain access to private networks.

     The security of the perimeter or remote office is a critical component for virtually every local area network (LAN) and wide area network (WAN) connected to the Internet. Applications such as firewall, VPN, web server and web access control have become absolute necessities for virtually every business. The ongoing threat of security breaches is driving corporation globally to focus their priorities on identifying and correcting network vulnerabilities. The NetWolves security-software hardened platform, integral to our SRM2 TM system configurations, is an important step forward toward meeting the challenge of today's increasingly sophisticated network assaults.

Products and Services

     The NetWolves Security Suite ("NSS") and WolfPac Security Platforms offer sophisticated, yet easy-to-administer devices for securely connecting people and offices to the Internet by combining a wide range of functionality and communications choices. This functionality includes Internet access, firewall security, web access control, e-mail, IP routing, web server, web caching server, DNS caching server, DHCP server, and file sharing in an easy-to-configure integrated software and hardware gateway solution. NetWolves' WolfPac Security Platforms work with a variety of access methods including North American T1/56K, European E1 standards, ISDN lines, DSL, cable or satellite modems.

     When NetWolves' WolfPac Security Platform resides between a company's local-area network and an Internet service, it provides shared Internet access for a few or up to hundreds of users behind the device. The Internet provides one of today's most cost-effective means of communication, and through use of the WolfPac Security Platforms, an organization with many locations can create online communities leveraging the power of the Internet and SRM2.

     The WolfPac Security Platforms are advanced firewall security systems that enable businesses to implement company-wide network security policies. The WolfPac Security Platforms protect a company's valuable data assets from unauthorized users. The WolfPac Security Platforms cost substantially less than the purchase of its functionality found via the traditional, integrated or patchwork approach in separate products. Further, its "all-in-one" solution significantly reduces costly network administration, since there are less disparate components to administer within the WolfPac Security Platforms. Each application within the server is designed to work together using integrated hardware and software with a common interface. This facilitates expansion and support of the converging voice and data industries.

     NetWolves' WolfPac Security Platforms are configured using a web-based graphical user interface (GUI) and are designed for public network connectivity, can be configured to handle large-scale network deployments. NetWolves develops custom software applications that are fully integrated with commodity off-the-shelf server components. NetWolves maximizes its focus in core technology research and development, and out-sources the assembly functions required to meet production requirements.

     Keeping data secure is one of the main functions of the WolfPac Security Platform. Companies significantly reduce leased line/private communication costs by installing the VPN applications and utilizing the Public Network (Internet) to maintain data privacy, which is maintained through the use of a tunneling protocol and security procedures, sending encrypted data over the Internet. The primary benefit of the VPN is providing the client communication services at significantly reduced costs by utilizing the shared public networks rather than private networks. Businesses are implementing a similar process called client or remote VPN, allowing employees to communicate with their company's network at any time from outside the workplace, using a laptop or desktop computer and client VPN software. This cost-effective solution makes businesses more productive by giving remote users secure access to corporate resources.

     With NetWolves' Connectivity Failover solution in place, the WolfPac Security Platform continuously monitors Internet (circuit level) connectivity, utilizing hardware level verifications. Simultaneously, the WolfPac Security Platform monitors performance levels of the VPN tunnel that pass through the primary interface by conducting scheduled interval tests. If the primary interface fails or the VPN tunnel does not meet established performance criteria, the WolfPac Security Platform will automatically fail over to a secondary interface and permit the data to reach its intended destination, securely and reliably using RIP, OSPF or BGP protocols.

     If the High Availability (Hardware) Connectivity Failover solution with Virtual Routing Redundancy Protocol ("VRRP") is used, a WolfPac Security Platform designated as the "master" will automatically fail over to a second WolfPac Security Platform designated as the "slave" using VRRP. The slave
WolfPac Security Platform behaves much like the master WolfPac Security Platform, offering both primary and secondary WAN connections. When a WAN connection is again established on the master WolfPac Security Platform, responsibility is shifted back to it from the slave.

     The World Wide Web is a broad universe of network-accessible information. To enable employers to keep employees focused on business issues, most WolfPac Security Platforms include Web Access Control as an optional feature. Using Web Access Control, a client's system administrator can block or permit access to the Internet and specific web sites. If a business owner or teacher needs to enforce or implement an acceptable usage policy to keep employees productive or students from inappropriate sites, this is accommodated through Web Access Control.

     E-mail allows electronic messages to be delivered over the Internet to specific individuals and groups. It is one of the fastest, most cost-effective ways to deliver messages, documents, web pages, and secured information. Many WolfPac Security Platform models include as a standard or an optional feature an integrated mail server that supports a virtually unlimited number of accounts.

     WolfPac Security Platforms incorporate an Internet Protocol (IP) router. The Internet Protocol is the language the Internet "speaks" in order to communicate. A router is a device, or in some cases, software that determines the next network point to which a packet of data should be forwarded toward its destination. The router is connected to at least two networks and decides which way to send each information packet based on its current understanding of the state of the networks to which it is connected.

     The WolfPac Security Platform web server is a program that, using the client/server model and the World Wide Web's Hypertext Transfer Protocol (HTTP), serves the files that form web pages to web users (whose computers contain web browsers such as Netscape that forward their requests). Every computer on the Internet that contains a web site must have a web server. The most widely used web servers are Apache, which is the server used by NetWolves to host an Internet web site or an intranet. An intranet is similar to an Internet site except that it is accessible by internal users and not by the general public. When businesses need to make an area of the Intranet available to a business partner or supplier it is done through authentication (usually a username and password) - this is referred to as an extranet.

     Clients using a NetWolves web server can quickly bring new products to market, use it as a portal for customer service, and build web sites to sell products and services online. Utilized with the web server, additional programs can be used with it to collect valuable customer data, such as personal preferences, product interest, and time spent browsing specific web pages.

     More advanced WolfPac Security Platforms incorporate a web caching server, which stores web pages visited by users. Caching web pages speeds up browsing and optimizes Internet services. Pages stored remain available locally for subsequent requests. This feature enhances the efficiency of the WolfPac Security Platform as an Internet access solution.

     Typically, using a web browser, a user attempting to access information on the Internet performs a Domain Name System (DNS) lookup. DNS is the Internet service that converts understandable web site names (for example www.netwolves.com) into computer readable web site numbers or IP addresses (IP numbers are meaningful only to those who need to know them and not to the average web user). By integrating a DNS caching server directly into the WolfPac Security Platform, Internet traffic is reduced and web site address look-up time is faster, therefore increasing the overall performance of the system.

     A Dynamic Host Configuration Protocol (DHCP) server integrated into the WolfPac Security Platform allows for easy management when adding computers to the company network. It saves time and allows network administrators to work more efficiently, eliminating the need for a person to travel to a remote location to configure a computer with an IP address.

     File sharing allows employees or departments to use the WolfPac Security Platform to share data files with co-workers, specifying varying levels of access privileges. Individuals and groups can be organized in any way a company chooses. Access is restricted to those connected to the company network and permitted to have access. Benefits include centrally located files, backup of local computer files, password protection, and the ability to preset privileges for files so only certain users can open, read and modify them.

     A web based Administrative Interface (AI) allows the network administrator to configure the various subsystems of the NSS. The NSS becomes completely transparent to the Internet user. Likewise, because the NSS is easy to set-up, it will feel transparent to the administrator. This is especially true should changes be required following initial installation. Since all administration of the NSS is performed through a web browser, the administrator can work from any workstation on the LAN.

Features of NetWolves Security Suite

The NetWolves Security Suite offers the following standard features:

     -- Securely connects any number of users in a small geographic area (LAN) simultaneous to the Internet through a dedicated connection.

     -- Hierarchical caching, which are rules that tell a computer to look for the data stored locally before accessing the Internet for data, gives the WolfPac Security Platform more efficient web viewing and greater ability to transfer data from one file to another.

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

     --   A  network  file  server   centrally  stores  programs  and  data  for
          accessibility to multiple users simultaneously, and shares data and programs from a central location.

     -- Can be used as a stand-alone firewall to protect the resources of a private network from users outside on a public network.

     --   Allows a company to publish and host a web site.

     --   Easily manage internal and external proxy services.

Optional Features of NetWolves Security Suite

The NetWolves Security Suite also offers the following optional features:

     -- Web access control allows the network administrator to effectively block or deny access to the Internet and specific web sites.

     -- The Virtual Private Networking (VPN) module provides a process for encrypting data for secure transmission over public networks and supports Internet Key Exchange (IKE) and IPSec (a security protocol).

     -- Intrusion Detection System (IDS) is a real time, network-based system designed to detect, report, and terminate unauthorized activity throughout the network.

     -- Connectivity Failover with VRRP establishes a WAN connection on a WolfPac Security Platform slave if WAN connection on WolfPac Security Platform master is lost or fails to meet minimum VPN performance criteria.

     -- NetMetrics provides a means for measuring two performance parameters: the time required to load a single web page from the Internet, and the time it takes to send an email to a specified account and receive a reply from that same account. Net Metrics also provides the monitoring mechanism within Connectivity Failover.

Firewall and Security Functions

     NetWolves believes that security is an essential element of any Internet connectivity solution. For this reason, the WolfPac Security Platform includes high-end firewall security protection, without requiring the purchase of additional components.

     The WolfPac Security Platforms are designed to protect a company's private data and systems from outside intruders with its firewall security system, incorporating three separate firewall technologies:

     -- Stateful packet filters verify that all incoming data packets coming from the Internet have been requested by an authorized user on the LAN.

     -- Proxy applications prevent unauthorized Internet applications from accessing the LAN.

     -- Network Address Translation ("NAT"), which is a conversion of public addresses to and from private addresses, makes the network invisible to outside Internet users by hiding the internal network's addresses of each sender or receiver of information.

     -- All packets of data entering the WolfPac Security Platform from the Internet are first checked for validity against a series of stateful packet filters. Data is then forwarded to proxy applications that further inspect the contents of the packets for potential security violations. If the data is determined to be valid by both the stateful packet filters and proxy applications, it is allowed to enter the secure LAN.

     -- WolfPac Security Platforms are designed with fully configurable firewalls and network address translation rules that give the network administrator greater flexibility in allowing or denying incoming and outgoing data.

E-Mail Services

     A key feature of the WolfPac Security Platform is the advanced and powerful management of electronic mail. With only one Internet account, an unlimited number of users can send and receive e- mail. In addition, the WolfPac Security Platform supports Internet e-mail standards. For e-mail between the WolfPac
Security Platform and the Internet, NetWolves uses the standard simple mail transfer protocol (SMTP), which is the standard for e-mail transmission on the Internet. For LAN users, the WolfPac Security Platform supports a number of different protocols. If the WolfPac Security Platform is used as the LAN's e-mail server, two common client-server e-mail protocol standards are supported:

     -- POP3 is a process for retrieving e-mail from its stored location to the viewer.

     --   IMAP is a method for viewing electronic mail at its stored location.

     --   The  WolfPac  Security   Platform  supports  several  e-mail  clients,
          including:

     --   Microsoft Exchange TM

     --   Microsoft Internet Mail TM

     --   Netscape Navigator Mail TM

     --   Eudora TM

     --   Pegasus TM

     -- The WolfPac Security Platform also supports several e-mail gateways, including:

     --   Microsoft Exchange Server TM

     --   Lotus cc:Mail TM

     --   GroupWise Mail TM

     --   Others with SMTP gateways TM

Secure Remote Management and Monitoring Services ("SRM2 TM")

     Under the SRM2 TM umbrella, product architecture planners believe that Managed Security Services (MSS) will play an even more important role in future security plans. Since a customer base already exists within WolfPac Security Platforms, the security-monitoring infrastructure will significantly reduce costs and provide effective and economical network managed security services to NetWolves clients.

SRM2 TM is comprised of the following product subsystems:

     -- SRM2 TM Monitoring & Notification provides monitoring, notification, paging and alarming capabilities of remote WolfPac Security Platforms. In addition, the firewall status, VPN tunnel status and Administrative Interface configuration status of all remote end points are monitored and logged.

     -- SRM2 TM Management and Configuration manages and configures remote end points individually or by groups, including complete operating system upgrades. Remote end points are capable of failover to an alternate SRM2 TM server in the event that the primary server is inaccessible. This service also allows user access to specific information about remote WolfPac Security Platforms (individually or by groups) via a Monitoring Console. Specific information includes firewall status, the number of active VPN connections, traffic statistics, intrusion detection data, activity logs, and Administrative Interface configuration data.

     -- SRM2 TM Intrusion Detection provides host and network based intrusion detection capabilities for remote WolfPac Security Platforms. The IDS information is then transferred from each remote end point to a database, where it can be accessed by the SRM2 TM Monitoring Console.

     -- SRM2 TM Anti-Virus stipulates both protection (security) of remote WolfPac Security Platforms from hardware glitches, software bugs and any attempts to sabotage client data, and damage control through immediate detection. Activity logs are transferred from each remote end point to a database, where it can be accessed by the SRM2 TM Monitoring Console.

     -- SRM2 TM VPN provides the network manager with the ability to connect separate business locations, using the IP infrastructure rather than the private medium such as leased lines.

     -- Security Policy Management is the process by which the client's security policy is created, defined, or redefined to reflect security management processes enabled by advent of NetWolves product and services. This policy reflects particularly the rules governing remote end point security and the processes guiding how security platforms are managed and configured to ensure specified protections.

     -- Firewall Policy Management is the process by which the client's firewall security policy is created to reflect the methods by which NetWolves firewall platforms are to be utilized to ensure network protections. This policy reflects particularly the rules governing remote end point security and the processes guiding how the firewall platform is utilized to manage and configure the client network.

     SRM2 TM technology, combined with the Company's core suite of security applications and a centralized monitoring office, makes available to network administrators and organizations what the Company believes to be the complete solution to managing, monitoring and securing their networks.

Engineering and development

     The Internet and the computer hardware and software industry are characterized by rapid technological change, which requires ongoing development and maintenance of products. It is customary for modifications to be made to products as experience with their use grows or changes in manufacturer's hardware and software are required.

     NetWolves' engineering and development group is comprised of a core team of engineers who specialize in different areas of security and product development. NetWolves' team has experience in a variety of industries, including information security, designing networking protocols, building interfaces, designing databases, and computer telephony. Their expertise is used in the design of our core products and seeking enhanced functionality to meet future customer needs. As of September 13, 2002, the Company's engineering and development group consists of 19 employees. The Company seeks to recruit highly qualified employees and its ability to attract and retain such employees will be a principal factor in its success in achieving and maintaining a leading technological position.

     Engineering and development expenses were approximately $1,856,000, $1,893,000 and $1,329,000, exclusive of capitalized software development costs of approximately $73,000, $116,000 and $170,000 for the years ended June 30, 2002, 2001 and 2000, respectively. The Company intends to increase its investment in product development and believes that its future product offerings will depend, in part, on its ability to develop, manufacture and market new products and enhancements to existing products on a cost-effective and timely basis.

Manufacturing

     The Company currently uses a hybrid manufacturing and assembly model to produce its products. The enclosures for the Company's WolfPac Security Platforms are manufactured by Florida Metal Stamping, Inc. ("FMS") of Largo, Florida. FMS is an ISO 9002 certified manufacturer, fabricator and assembler of enclosures for major electronic systems manufacturers. SED Corp. ("SED") of Tucker, Georgia supplies the motherboards and most other electronic components for the Company's WolfPac Security Platforms. Electronic components and custom enclosure components for significant future builds will be outsourced to one or numerous manufacturers.

     While the Company has no long-term agreement with FMS or SED, it believes that alternative manufacturers and suppliers are available in the event the Company seeks to change or expand upon manufacturers of its products.

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

Customer Service and Technical Support

     The Company maintains an experienced staff of customer service personnel to provide technical support to its customers. Each member of the customer service staff is certified through an ongoing in-house training and testing program to provide support for each individual product. The Company's customer service staff provides product support via telephone and e-mail 24 hours per day, seven days per week. The Company generally provides software and documentation updates, including maintenance releases, operating system upgrades and major functional upgrades (for an additional fee), as part of its customer support services.

Sales and Marketing

     The Company's marketing and sales strategy is to position NetWolves as a premier total IP network solutions provider. NetWolves is an IP security systems developer that provides network circuits and software/hardware end point security solutions to it customers. We intend to enter into multi-national reseller agreements with value added resellers (VARs), Internet Service Providers (ISP's), Competitive Local Exchange Carriers (CLEC's), Incumbent Local Exchange Carriers (ILEC's), and systems integrators of Internet access security devices.

     In addition, NetWolves' direct sales force is focused on opening large scale multi-national opportunities for firewalls, caching servers, hosting servers, email servers, web access filtering systems, Intrusion Detection and anti-virus with Fortune 1000 enterprises. The channel and direct sales approach allows NetWolves to take advantage of the personal business contacts of its senior stockholders and executive management while building channel sales potential in the medium and low end of the market.

     The Company is also entering into agreements and partnerships with providers of services, software and hardware products that enhance the functionality of its product lines. This functionality is geared to enhance our security system's functionality and advance NetWolves' entry into markets that include education, finance, medical, legal, petroleum, government, travel, hotel, entertainment and auto industries. Agreements and partnerships currently under consideration include applications for Intrusion Detection, web access content filtering and anti-virus detection and deletion.

     NetWolves intends to recruit sales representatives and sales engineering consultants in two North American regional areas; Eastern and Western United States, managed initially by our Director of Sales and Marketing and by two Regional Managers in the future. Field Sales Representatives are currently in place in London, New York, Tampa, Cincinnati and Chicago. They are supported by an in- house telemarketing organization based in Tampa, Florida. Our sales engineers work closely with field sales representatives and perform important pre and post-sales functions, including systems analysis, product demonstrations, pilot evaluation program configuration and implementation, and customizing solutions for various end user and value added reseller clients.

     The Company has implemented marketing initiatives to support sales and distribution of its products and services and to communicate and promote corporate initiatives and direction. The Company's sales and marketing management employees are responsible for NetWolves' award winning web site, product white papers and collateral development, lead generation programs, customer support, systems analysis, systems evaluation and pilot programs, and market awareness of the Company and its products. Marketing programs include public relations, product seminars, industry conferences and trade shows, coop advertising, telemarketing and direct mail. The Company's marketing employees also contribute to both the product development direction and strategic planning processes by providing product/market research and conducting focused competitive product surveys.

     The Company has devoted its marketing and sales resources to attract competent and professional marketing and sales management personnel, define current and long range market needs, develop security products that exceed the defined market needs, generate leads with multi-national business enterprises, establish pilot security product evaluations with Fortune 1000 organizations, and close sales after successful pilot evaluation programs. To date, our marketing and sales programs have established a business relationship with one of the world's largest corporations, defined a management and monitoring solution that lead to the development of a patent pending technology (SRM2 TM), and provided NetWolves with a total solutions approach to IP networking security and reliability.

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

     On June 21, 2000, the Company filed a patent application with the U.S. Patent and Trademark Office for technology that provides secure, centralized remote management and monitoring of networks using the Internet. This SRM2 TM system has enabled the Company to expand the use of its technology to Fortune 1000 organizations with multiple worldwide locations such as General Electric.

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

     In connection with the acquisition of NNSI, the Company obtained Certificates of Public Convenience and Necessity, which enables NNSI to resell long distance services within the state obtained. NNS is subject to regulation from the Public Utility Commissions in each specific state.

Competition

     Current and potential competitors in our markets include, but are not limited to, the following, all of whom sell world-wide or have a presence in most of the major markets for such products: security appliance suppliers such as Watchguard Technologies, Inc., NetScreen Technologies, Inc., SonicWALL, Inc., enterprise firewall software vendors such as Check Point Software and Axent Technologies; network equipment manufacturers such as IBM, Cisco Systems, Lucent Technologies, Nortel Networks, 3COM and Nokia; computer or network component manufacturers such as Intel Corporation; and operating system software vendors such as Microsoft Corporation, Novell, Inc. and Sun Microsystems, Inc. The Company expects competition to intensify as more companies enter the market and compete for market share. In addition, companies currently in the server market may continue to change product offerings in order to capture further market share. Many of these companies have substantially greater financial and marketing resources, research and development staffs, manufacturing and distribution facilities than the Company. There can be no assurance that the Company's current and potential competitors will not develop products that may or may not be perceived to be more effective or responsive to technological change than that of the Company, or that current or future products will not be rendered obsolete by such developments. Furthermore, increased competition could result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on the Company's business operating results and financial condition.

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

Employees

     As of September 13, 2002, the Company (including NNSI) employed approximately 74 full-time employees (7 of which are covered by employment agreements). Approximately 19 of these employees are involved in engineering and development, 17 in sales and marketing, 9 in finance and 29 in general administration and operations. In addition, the Company has retained independent contractors on a consulting basis who support engineering and marketing functions. To date, the Company believes it has been successful in attracting and retaining skilled and motivated individuals. The Company's success will depend in large part upon its continued ability to attract and retain qualified employees. The Company has never experienced a work stoppage and its employees are not covered by a collective bargaining agreement. The Company believes that it has good relations with its employees.

About Norstan Network Services, Inc.

     On July 9, 2002, the Company, through its wholly owned subsidiary, NetWolves Acquisitions, Inc., acquired all of the outstanding capital stock of Norstan Network Services, Inc. pursuant to a Stock Purchase Agreement dated as of January 30, 2002, as amended, among Norstan, Inc. (the "Seller") and NNSI, both Minnesota corporations, the Company and NetWolves Acquisitions, Inc., a Delaware corporation. The Company paid to the Seller $7,500,000, $3,750,000 of which was paid in cash on or prior to closing and $3,750,000 is payable under the term of a non-interest bearing promissory note due July 9, 2003. The purchase price was determined through arms' length negotiations. The $3,750,000 in cash paid by the Company to the Seller was primarily obtained through equity and debt financing and to a lesser extent from working capital.

     NNSI provides multiple source long distance services and related consulting and professional services throughout the United States. For the nine months ended March 31, 2002, NNSI's net sales were $16,279,000, its gross profit from sales was $5,964,000, its operating expenses (including a management fee to its parent, Norstan, Inc. of $1,481,000) was $4,177,000 and its income before income taxes was $1,787,000. As a result of the acquisition, we expect to increase our security solution revenues by leveraging NNSI's existing customer base. In addition, we expect the acquisition will enable us to expand the range of services we can offer our major customer as well as future customers. The results of NNSI's operations will be included in our consolidated financial statements commencing July 9, 2002.

NNSI's Mission/Methodology

     NNSI's mission is to understand its business partners' complex needs and translate them into solutions utilizing the largest carriers in the country. With its flexibility NNSI provides a multi-carrier solution under one contract and support structure to meet customers requirements.

     NNSI's methodology includes completing a thorough needs assessment to understand the current infrastructure and future requirements of the prospective customer. Upon completion of the assessment, NNSI designs a custom, unique and flexible solution utilizing multi-carrier alternatives under one contract, one invoice and support structure. Its account teams, strategic industry relationships and state of the art information and billing system allow NNSI to deliver a single source solution utilizing the best of what is available to solve the customer's communication and network needs.

NNSI's Business Partners

In addition to NNSI's own internal business units, its business partners include:

     --   Sprint
     --   MCI WorldCom
     --   Broadwing Communications
     --   Bell South
     --   SBC Communications
     --   Qwest (subagent to Global Communications)
     --   Ameritech
     --   TelePlus Consulting

NNSI's Primary Products and Services

Voice services

     --   Switched and dedicated inbound/outbound long distance
     --   Travel cards
     --   Conference Calling
     --   Local services

Data services

     --   IP Dedicated and Dial-up Services
     --   Broadband Services (including DSL, Cable and Satellite)
     --   Frame Relay
     --   Private Line

Integrated Information and Billing Systems

     NNSI's consolidated billing platform offers maximum flexibility in managing networks by providing the information needed in a format most useful to a customer's organization. This results in immediate and long-term cost savings for the customer. The end result is one easy-to-read invoice that streamlines your telecommunication expenses.

Customers

     NNSI currently works with more than 400 customers, ranging from start-up organizations to large well-established corporations, both domestic and global.


ITEM 2. PROPERTIES

     The Company currently maintains leased facilities in the locations listed below.

                                                     Square     Term of    Current annual
         Function                 Location            Feet       Lease      lease costs
         --------                 --------           -------    -------    --------------
NetWolves Corporation -    4002 Eisenhower Blvd.     20,520    12/20/05     $  467,000
Corporate Headquarters     Tampa, FL 33634

ComputerCOP Corp. -        One Corporate Drive        4,318    06/30/05     $  102,000
Corporate Headquarters*    Bohemia, NY 11716

Norstan Network Services,  5101 Shady Oak Road        6,700    07/03/03     $   92,000
Inc. - Corporate           Minnetonka, MN 55343
Headquarters

* Effective September 1, 2002 and in connection with the disposal of the ComputerCOP business segment, a majority of this facility was subleased for a period of six months at a monthly rental amount of $5,000, the effect of which is not included above.


     On February 27, 2001, the Company entered into an agreement with GATX Capital Corporation ("GATX"), whereby the Company assigned one of its leases to GATX through the term of the lease. In accordance with the terms of the agreement, the Company was required to make monthly payments approximating $2,500 through June 2002.

     Effective July 3, 2002, NNSI entered into a one year lease agreement with Norstan, Inc. to occupy the facilities it had previously utilized prior to the purchase of NNSI by NetWolves.

     The Company believes that its present facilities are adequate to meet its current business requirements and that suitable facilities for expansion will be available, if necessary, to accommodate further physical expansion of corporate operations and for additional sales and support offices.

ITEM 3. LEGAL PROCEEDINGS

The Sullivan Group

     On or about November 22, 2000 the Company commenced a lawsuit ("Action 1") in the United States District Court for the Southern District of New York against certain defendants who were officers and/or directors of TSG (the "Sullivan Group") and against an Ohio Corporation, ProCare, Inc. ("ProCare"). In response to Action 1, on or about December 19, 2000, the Sullivan Group commenced a lawsuit ("Action 2") in the United States District Court for the Southern District of New York against the Company and other defendants. The Company claimed that it was induced to enter into the merger agreement and consummate the merger transaction based upon fraudulent misrepresentations and the purposeful concealment of material information by the Sullivan Group. The Sullivan Group were contending, correspondingly, that it was the Company and certain of the current and former officers and directors who induced the Sullivan Group to enter into the merger agreement by making false or negligent misrepresentations regarding the Company's principal product. Service revenue from the TSG subsidiary has been, and will continue to be substantially reduced as a result of the reduction in its operations.

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

     Subsequently, the Sullivan Group (as the Plaintiffs in Action 2) sought an Order compelling the Company to issue an opinion that the shares originally issued to the Sullivan Group (the "Shares") are freely saleable without any restrictions or limitations under Rule 144. The Company opposed this application on the ground that independent of the aggregation or "acting in concert" limitation under Rule 144 which the Company contends was applicable, the return of the Shares was an element of the relief sought by the Company in Action 1.

     In a decision dated May 8, 2001, which addressed all three motions, the Court granted the Sullivan Group's motion to dismiss Action No. 1 on the ground that full diversity of citizenship between the plaintiffs and the defendants did not exist, and, therefore, as a procedural matter, the Court lacked subject matter jurisdiction. As a consequence, in addition to denying the material allegations of the Sullivan Group's complaint and setting forth several affirmative defenses to the 10b-5 claim and the claims for fraud, negligent misrepresentation and breach of the Employment Agreements, the Company and TSG had then reasserted as counterclaims in their answer in Action No. 2, all of the claims which they had asserted against the Sullivan Group and ProCare (as an additional defendant on the counterclaims) in their complaint in Action No. 1 plus an additional claim against the Sullivan Group for breach of certain of the express representations and warranties in the Merger Agreement. Based on the foregoing, the Company and TSG were seeking compensatory damages in excess of $5 million, punitive damages in the amount of $5 million and injunctive and other ancillary relief. Based upon the allegations in their complaint, the Sullivan Group were seeking $8 million in compensatory damages and $8 million in punitive damages. Although the Court did enjoin the Company to have its counsel issue an opinion letter under Rule 144, the Sullivan Group nevertheless were restricted to selling as a group during the prescribed temporal periods only that limited number of shares permitted under the aggregation proscriptions of Rule 144(e). The Court further mandated that as a condition of granting such preliminary injunctive relief, the Sullivan Group were compelled to deposit all of the proceeds of such sales into an escrow.

     In July 2002, this action including all of the counterclaims was settled in all respects pursuant to a settlement agreement which provided essentially for the exchange of releases among the parties and the reimbursement to David Sullivan of $50,000 in respect of prior unpaid expenses incurred by him on behalf of the Sullivan Group.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on June 28, 2002. Four directors were elected at the Annual Meeting. James A. Cannavino was elected at the Annual Meeting to serve in Class III until the Annual Meeting of Stockholders in 2002 or until his successor is duly elected and qualified. Walter R. Groteke was elected at the Annual Meeting to serve in Class I until the Annual Meeting of Stockholders in 2003 or until his successor is duly elected and qualified. Myron Levy and Walter M. Groteke were elected to serve in Class II until the Annual Meeting of Stockholders in 2004 or until their successors are duly elected and qualified. The votes cast in favor of their election and shares withheld are as follows:


        Name               Votes For          Votes Withheld
        ----               ---------          --------------
James A. Cannavino        6,688,167              20,114
Walter R. Groteke         6,678,167              30,114
Myron Levy                6,688,167              20,114
Walter M. Groteke         6,678,167              30,114


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

                          Fiscal 2002                     Fiscal 2001
                          -----------                     -----------

  Quarter               High            Low             High          Low
  -------               ----            ---             ----          ---

  First             $  3.800        $  1.890         $ 11.000      $ 4.625
  Second               4.050           2.190            7.500        2.625
  Third                4.150           2.000            6.000        2.969
  Fourth               2.450           1.120            5.420        2.594


     As of October 8, 2002, there were approximately 154 holders of record of the common stock. On October 8, 2002, the closing sales price of NetWolves common stock was $1.00 per share.

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

     The transfer agent and registrar of NetWolves' Common Stock is American Stock Transfer and Trust Co., 40 Wall Street, New York, New York 10005.

ITEM 6.  SELECTED FINANCIAL DATA

     The following consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto. The selected consolidated statement of operations data for the years ended June 30, 2002, 2001 and 2000 and the selected consolidated balance sheet data as of June 30, 2002 and 2001 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The selected consolidated statement of operations data for the year ended June 30, 1999 and the period from February 13, 1998 (inception) to June 30, 1998 and the selected consolidated balance sheet data as of June 30, 1999 and 1998 are derived from our audited consolidated financial statements that are not included in this annual report on Form 10-K. The historical results presented below are not necessarily indicative of future results.

                                                                                                       Period from
                                                                                                       February 13,
                                                                   Year ended June 30,                     1998
                                               ----------------------------------------------------    (inception) to
                                               2002          2001          2000          1999          June 30, 1998
                                               ----          ----          ----          ----          --------------
Consolidated Statements of Operations
  Data:
     Revenue                              $     738,748   $  1,425,138  $   1,423,690  $   1,789,144  $     29,621
     Cost of revenue                            700,398      1,345,120        959,039        582,724         5,681
                                          -------------  -------------  -------------  -------------  ------------
     Gross profit                                38,350         80,018        464,651      1,206,420        23,940

     Operating expenses                      10,704,422     15,982,067     24,281,166      8,666,381       149,510
                                          -------------  -------------  -------------  -------------  ------------
     Loss before other income (expense)
       and income taxes                     (10,666,072)   (15,902,049)   (23,816,515)    (7,459,961)     (125,570)

     Investment income (expense), net            79,576        650,003        611,746         58,884         6,501
     Other (expense) income                       9,160         (3,545)        68,012        478,063          (345)
                                          -------------  -------------  -------------  -------------  ------------
     Loss before income taxes               (10,577,336)   (15,255,591)   (23,136,757)    (6,923,014)     (119,414)
     (Provision for) benefit from income
         taxes                                        -              -        (25,000)             -        20,000
                                          -------------  -------------  -------------  -------------  ------------
Net loss from continuing operations         (10,577,336)   (15,255,591)   (23,161,757)    (6,923,014)      (99,414)

Discontinued business
     Loss from discontinued operations                -     (4,725,901)    (1,165,191)             -             -
     Loss on disposal of discontinued
         operations                          (1,053,274)      (650,000)            -               -             -
                                          -------------  -------------  -------------  -------------  ------------
Net loss                                   $(11,630,610)  $(20,631,492)  $(24,326,948)   $(6,923,014)  $   (99,414)
                                          =============  =============  =============  =============  ============
Basic and diluted net loss per share
    Loss from continuing operations        $      (0.90)  $      (1.74) $      (3.29)   $     (1.48)   $     (0.04)
    Loss from discontinued operations             (0.09)          (.61)         (.17)             -              -
                                          -------------  -------------  -------------  -------------  ------------
                                           $      (0.99)  $      (2.35) $      (3.46)   $     (1.48)   $     (0.04)
                                          =============  =============  =============  =============  ============
     Weighted average common shares
     Outstanding, basic and diluted          11,756,220      8,776,928     7,034,994       4,691,651     2,810,102
                                          =============  =============  =============  =============  ============

                                                                            June 30,
                                          ---------------------------------------------------------------------------
                                               2002           2001           2000           1999           1998
                                               ----           ----           ----           ----           ----
Consolidated Balance Sheet Data:
    Cash and cash equivalents             $    656,880   $  4,087,767  $ 20,204,309     $ 5,585,981    $   1,118,416
    Marketable securities, available for
       sale                                     82,250         71,000        99,500         606,000        1,063,828
    Working capital                          1,110,257      3,794,438    19,459,099       5,799,246        2,918,327
    Total assets                             3,224,454      6,860,444    25,543,130      12,811,934        2,959,451
    Long-term debt, net of current
       maturities                                 -            80,000       418,102         266,537            -
    Minority interest                          272,533        281,693       305,761         704,500            -
    Total shareholders' equity               1,493,868      4,662,230    22,807,629      11,099,802        2,928,003

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

     On July 9, 2002, the Company, through its wholly owned subsidiary, NetWolves Acquisitions, Inc., acquired all of the outstanding capital stock of Norstan Network Services, Inc. ("NNSI") pursuant to a Stock Purchase Agreement dated as of January 30, 2002, as amended, among Norstan, Inc. (the "Seller") and

NNSI, both Minnesota corporations, the Company and NetWolves Acquisitions, Inc., a Delaware corporation. The Company paid to the Seller $7,500,000, $3,750,000 of which was paid in cash on or prior to closing and $3,750,000 is payable under the term of a non-interest bearing promissory note due July 9, 2003. The purchase price was determined through arms' length negotiations. The $3,750,000 in cash paid by the Company to the Seller was primarily obtained through equity and debt financing and to a lesser extent from working capital.

     NNSI provides multiple source long distance services and related consulting and professional services throughout the United States. As a result of the acquisition, we expect to increase our security solution revenues by leveraging NNSI's existing customer base. In addition, we expect the acquisition will enable us to expand the range of services we can offer our major customer as well as future customers. The results of NNSI's operations will be included in our consolidated financial statements commencing July 9, 2002.

     In January 1999, the Company entered into an agreement with Sales & Management Consulting, Inc. (d/b/a The Sullivan Group), a consulting organization serving the needs of the automobile aftermarket, convenience stores and oil industry. In July 1999, the Company acquired The Sullivan Group and the five principal officers and employees of The Sullivan Group were retained under long-term employment contracts. On or about November 22, 2000 the Company commenced a lawsuit in the United States District Court for the Southern District of New York against certain defendants who were officers and/or directors of TSG. This lawsuit was settled during July 2002 (see Item 3 - Legal Proceedings).

     In February 2000, NetWolves acquired ComputerCOP Corporation, whose assets included ComputerCOP technology, inventory and $20.5 million in cash intended to fund future growth. The shares issued by the Company in connection with the acquisition were subject to a Voting Trust Agreement, wherein the Company's chief executive officer had been granted the right to vote all Trust Shares for two years, subject to earlier termination on the sale of the shares based on certain parameters. During June 2001, the Company formally adopted a plan to discontinue its ComputerCOP software operations. At that time, this consisted primarily of ComputerCOP software technology, inventory and property and equipment. The Company has accrued a provision for estimated losses during the phase out period operations of approximately $497,000 at June 30, 2001 and has restated the consolidated financial statements for the years prior to fiscal 2001 to separately report results of discontinued operations from the results of continuing operations. Effective August 31, 2002, the Company terminated all remaining employees of ComputerCOP and subleased a majority of the space previously occupied by ComputerCOP for $5,000 per month for a period of six months. The sublease also provides the lessee use of certain furniture and equipment during the period of the lease.

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

     On September 26, 2002, the Company entered into a three year agreement with General Electric Consumer Finance, the consumer financing arm of the General Electric Company. The agreement covers the use of the Company's technology by General Electric Consumer Finance in all of its offices worldwide, encompassing 36 countries. The first rollouts of NetWolves' products are in Japan and Germany.

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

     The year ended June 30, 2002 ("Fiscal 2002") compared to the year ended June 30, 2001 ("Fiscal 2001") is as follows:

Revenue

     Revenue from continuing operations decreased to $738,748 in Fiscal 2002 from $1,425,138 in Fiscal 2001. The decrease was primarily the result of a decrease in revenue from the Training and Consulting segment due to the termination of a contract with BP Amoco in December 2000. Service revenue from the TSG subsidiary has been substantially reduced as a result of the reduction in its operations and the recently settled dispute between the parties. The decrease in sales of the Company's Internet products and services (Technology segment) was primarily the result of reduced shipments to the Company's major customer. Sales to this major customer were delayed largely as a result of requests by this customer that the Company develop and add new Failover technology to be utilized in future large- scale deployments. The Company believes this additional feature will result in substantial additional benefits, since the feature added to its core products should assist the Company in facilitating sales to other Fortune 1000 companies. The Company intends to generate continuing revenue from the sale of its Internet products and services in the coming year, including continuing revenue from this customer, including sales under its September 2002 agreement with General Electric Consumer Finance.

     Revenue from discontinued operations increased to $220,267 compared to $102,525 in the prior year. The increase was due to an increased effort to sell as much product as possible preceding the discontinuance of operations.

Cost of revenue and gross profit

     Cost of revenue for sale of the Company's Internet products and services include manufacturing costs, which to date have been outsourced, packaging and shipping costs and warranty expenses. Cost of revenue in connection with management and consulting services include direct expenses of employees and consultants utilized in the generation of management and consulting revenue. Cost of revenue from continuing operations decreased to $700,398 for Fiscal 2002 as compared to $1,345,120 for Fiscal 2001.

     Overall gross profit percentage from continuing operations was at 5% for Fiscal 2002 as compared to 6% for Fiscal 2001. Negative gross profit in the technology segment resulted from a writedown of inventory approximating
$193,000, caused by the substantial upgrades and improvements made by the Company to its core products by discontinuing its FoxBox line of 4U products with the introduction of its WolfPac Security Platform 2U product line as compared to a writedown of $243,000 in the prior period. The gross profit percentage in the training and consulting segment remained constant and the Company does not anticipate a significant change in such percentage in the near future.

     Cost of revenue from discontinued operations increased to $37,970 compared to $8,356 in Fiscal 2001. The increase is consistent with an increase in sales of ComputerCOP software during the year end June 30, 2002.

Engineering and development

     Engineering and development expenses, which are expensed as incurred, consist primarily of salaries and related expenses for personnel utilized in designing, maintaining and enhancing our products as well as material costs for test units and prototypes. Costs associated with the development of software products are generally capitalized once technological feasibility is reached. Engineering and development expenses from continuing operations decreased to $1,856,223 in Fiscal 2002 from $1,893,372 in Fiscal 2001. The decrease in engineering and development costs was primarily the result of a limited reduction of engineering and development personnel. Additionally, the Company capitalized approximately $73,000 in software development costs during Fiscal

2002 as compared to approximately $116,000 in Fiscal 2001. We expect to incur engineering and development costs in the future as we continue to maintain our existing product line as well as develop new products and features, as evidenced by the development of our intelligent Failover and continued development of our SRM2 TM technology.

     Engineering and development expenses from discontinued operations decreased to $83,007 in Fiscal 2002 compared to $478,068 in Fiscal 2001. The decrease was primarily due a reduction of engineering personnel in accordance with the cessation of operations.

Sales and  marketing

     Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as costs associated with trade shows, promotional activities, advertising and public relations. Sales and marketing expenses from continuing operations decreased to $2,500,793 in Fiscal 2002 from $4,958,719 in Fiscal 2001. The decrease in sales and marketing expenses was primarily the result of a reduction in the number of sales personnel and a decrease in marketing efforts to focus primarily on direct sales to Fortune 1000 customers. The Company intends to continue to aggressively promote its current and future products and, therefore, expects sales and marketing costs to increase in absolute dollars in the future.

     Sales and marketing expenses from discontinued operations decreased to $381,024 in Fiscal 2002 compared to $681,636 in Fiscal 2001. The decrease was primarily due a reduction in the number of sales and marketing personnel in accordance with the cessation of operations.

General and  administrative

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance, facilities and human resources personnel, recruiting expenses and professional fees. General and administrative expenses from continuing operations decreased to $6,347,406 in Fiscal 2002 compared to $7,714,047 in Fiscal 2001. The decrease was primarily due to a reduction in equity compensation given to various financial consultants and staff reductions. We expect general and administrative costs to increase in absolute dollars in the future.

     General and administrative expenses from discontinued operations decreased to $671,540 in Fiscal 2002 compared to $1,551,384 in Fiscal 2001. The decrease was primarily due to no amortization expense on the acquired ComputerCOP software technology in the current year and a reduction of administrative personnel in accordance with the cessation of operations.

Impairment charges

     There were no impairment charges from continuing operations in Fiscal 2002 compared to $1,415,929 in Fiscal 2001. In June 2001, the Company determined that the remaining unamortized value of a warrant previously issued to Comdisco, Inc., was impaired and, accordingly, recorded a charge to operations of approximately $1,245,000 during fiscal 2001.

     Impairment charges from discontinued operations decreased to $100,000 in Fiscal 2002 compared to $2,108,982 in Fiscal 2001. On December 31, 2000, the Company recorded a writedown of its ComputerCOP technology in the amount of $2,000,000, reducing the carrying value of the asset to $202,395 at December 31, 2000. Additionally, in June 2001 the Company recorded an impairment of the remaining carrying value of the ComputerCOP technology totaling $108,982. The asset was determined to be impaired because of the inability of the software technology to generate future operating income without substantial sales volume increases, which are uncertain. Fair value was based on discounted future cash flows.

Other income (expenses)

     Other income (expenses) from continuing operations consists primarily of investment portfolio income which decreased to $88,736 in Fiscal 2002 from $646,458 in Fiscal 2001. The decrease was primarily due to a reduction in interest income due to a decrease in the average cash balances during the current year.

The year ended June 30, 2001 ("Fiscal 2001") compared to the year ended June 30, 2000 ("Fiscal 2000") is as follows:

Revenue

     Revenue from continuing operations increased to $1,425,138 in Fiscal 2001 from $1,423,690 in Fiscal 2000. The increase in revenue was primarily the result of an increase in sales of the Company's Internet products and services (technology segment), partially offset by a decrease in management and consulting service revenue as a result of the continuing disputes between TSG and certain former employees (See "Item 3 - Legal Proceedings"). The increase in revenue in the technology segment is from shipments to its major customer within that segment. Additional sales to this major customer were delayed largely as a result of requests by this customer to add additional features in the products prior to delivery, including the embedding of third party software applications. The Company believes that the delay in delivery caused by adding these additional features will result in substantial additional benefits, since the features added to its core products should assist the Company in facilitating sales to other Fortune 1000 companies. The Company intends to generate continuing revenue from the sale of its Internet products and services in the coming year, including continuing revenue from this customer, as the requested additional features, including new third party software applications, have now been added to its products so that the focus will be on the production and sale of its core technology. The decrease in consulting revenue is primarily attributable to the termination of a contract with BP Amoco in December 2000. Service revenue from the TSG subsidiary will be substantially reduced as a result of the reduction in its operations and the continuing disputes between the parties.

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

Quarterly Results

     The following table presents certain unaudited quarterly results for the last eight quarters:

                                                                    Three months ended
                           Sep 30,      Dec 31,        Mar 31,      Jun 30,      Sept 30        Dec 31,        Mar 31,     Jun 30,
                            2000         2000           2001         2001         2001           2001           2002        2002
                          -------      -------        -------      -------       -------        -------        -------     -------
Revenue                 $  453,531   $  534,911    $  233,949   $  202,747     $  187,425    $  188,234    $  183,556   $  179,533
Cost of revenue            312,693      330,779       396,667      304,981        158,018       137,481       125,260      279,639
                        ----------   ----------    ----------   ----------     ----------    ----------    ----------   ----------
Gross profit (1)           140,838      204,132     (162,718)    (102,234)         29,407        50,753        58,296    (100,106)
Operating expenses(2)    4,511,822    3,780,837     3,064,945    4,624,463      3,155,942     2,430,376     2,689,172    2,428,932
Other income, net          272,720      200,344       106,995       66,399         44,896        19,289        12,741       11,810
                        ----------   ----------    ----------   ----------     ----------    ----------    ----------   ----------
Loss from continuing
   operations           (4,098,264)  (3,376,361)   (3,120,668)  (4,660,298)    (3,081,639)   (2,360,334)   (2,618,135)  (2,517,228)
Loss from
   discontinued
   operations (3)        (853,898)   (2,970,854)     (452,281)    (448,868)             -             -             -            -
Loss on disposal of
   discontinued
   operations                   -             -             -     (650,000)             -      (470,000)     (265,534)    (317,740)
                      ------------  -----------   -----------  -----------    -----------   -----------   -----------  -----------
Net loss              $(4,952,162)  $(6,347,215)  $(3,572,949) $(5,759,166)   $(3,081,639)  $(2,830,334)  $(2,883,669) $(2,834,968)
                      ============  ===========   ===========  ===========    ===========   ===========   ===========  ============

Basic and diluted
   loss per share:
Loss from continuing
   operations           $    (.47)   $     (.39)    $    (.36)   $    (.53)     $    (.30)    $    (.20)    $    (.21)   $    (.20)
                        ==========   ===========    ==========   ==========     ==========    ==========    ==========   ==========
Loss from
   discontinued
   operations           $    (.10)   $     (.34)    $    (.05)   $    (.13)     $       -     $    (.04)    $    (.02)   $    (.03)
                        ==========   ===========    ==========   ==========     ==========    ==========    ==========   ==========
Weighted average
   common shares
   outstanding, basic
   and diluted          8,667,613     8,742,613     8,742,613    8,742,613     10,439,135    11,520,765    12,490,132   12,599,976

(1) Negative gross profit for the quarters ended March 31, 2001, June 30, 2001 and June 30, 2002 is primarily due to writedowns of inventory due to obsolescence in such quarters.

(2) The increase in operating expenses during the quarter ended June 30, 2000 is primarily due to an impairment recorded on the training and consulting segment.

(3)  The increase in loss from discontinued  operations during the quarter ended
     December 31, 2000 is primarily due to an impairment recorded on the ComputerCOP software technology.


Liquidity and Capital Resources

     The year ended June 30, 2002 ("Fiscal 2002") compared to the year ended June 30, 2001 ("Fiscal 2001") is as follows:

     Our operating activities used cash of $8.5 million during the year ended June 30, 2002, as compared to $13.7 million during the prior year. Cash used for the year ended June 30, 2002 was primarily attributable to a net loss of $11.6 million, partially offset by non-cash expenses including equity compensation of $2.3 million. Cash used for the year ended June 30, 2001 was primarily attributable to a net loss of $20.6 million and a decrease in accounts payable and accrued expenses of $.9 million, partially offset by non-cash expenses including amortization, equity compensation and an impairment provision totaling $1.2 million, $2.0 million and $3.5 million, respectively. Cash used in operating activities included above relating to discontinued operations totaled $1.0 and $1.5 million for the years ended June 30, 2002 and 2001, respectively.

     Our investing activities used cash of $.9 million during the year ended June 30, 2002, as compared to using cash of $1.1 million during the prior year. Cash used in investing activities for the year ended June 30, 2002 was primarily attributable to a finders fee and purchase deposit of $.35 million and $.4 million, respectively, related to the purchase of NNSI. Cash used in investing activities for the year ended June 30, 2001 was primarily attributable to the Company's purchases of property and equipment totaling $.7 million. There were no cash flows from investing activities related to discontinued operations for the year ended June 30, 2002. Cash used in investing activities included above relating to discontinued operations totaled $.1 million for the year ended June 30, 2001.

     Our financing activities provided cash of $6.0 million during the year ended June 30, 2002, as compared to using cash of $1.0 million during the prior year. Cash provided by financing activities for the year ended June 30, 2002 was primarily attributable to the private sale of the Company's common stock for $6.3 million, exclusive of financing costs paid of $.3 million. Cash used in financing activities for the year ended June 30, 2001 was primarily attributable to the Company's repurchases of warrants relating to the Anicom settlement totaling $.7 million. There were no cash flows from financing activities related to discontinued operations for the years ended June 30, 2002 and 2001.

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

Post June 30, 2002 transactions

     On July 16, 2002 the Company amended its Certificate of Incorporation, as authorized by its Board of Directors, by designating 1,000,000 shares of its 2,000,000 shares of preferred stock as Series A Convertible Preferred Stock, par value $.0033 per share ("Series A Preferred Stock").

     Cumulative dividends on the Series A Preferred Stock will accrue at a rate of 8% per annum from the date of issuance and will be payable annually in additional shares of the Series A Preferred Stock. Each share of the Series A Preferred Stock will be convertible at the time of the holders' option into 10 shares of the common stock (an exercise price of $1.50 per share). Holders of Series A Preferred Stock will have voting rights on an as if converted basis and will vote as a single class with holders of the Company's common stock.

     Through August 15, 2002, the Company has issued 219,833 shares of its Series A Preferred Stock for a total cash consideration of $3,297,500. The shares were issued in connection with a private offering of the Company's securities pursuant to which shareholders also received warrants to purchase shares of the Company's common stock at an initial exercise price equal to $1.65 per share. Five warrants were issued for each share of Series A Preferred Stock (one-half warrant for each share of common stock issuable upon conversion of the Series A Preferred Stock). The warrants are exercisable for five years from the issuance date and are callable by the Company if the closing price of the Company's common stock is at or above three times the exercise price for 30 consecutive trading days.

     Approximately  $3,000,000  of the  proceeds  from the sale of the  Series A
Preferred Stock was utilized to purchase the outstanding capital stock of Norstan Network Services, Inc. The Company is seeking to sell additional shares of its Series A Preferred Stock, the proceeds of which are intended to be used for working capital

     On July 10, 2002, the Company received advances from certain individuals, some of whom are officers and directors of the Company, aggregating $600,000, of which, $100,000 was subsequently repaid. The advances are non-interest bearing, due on demand and have no scheduled repayment terms.

Summary

     Historically, the Company's source of liquidity has been equity financing which is used to fund losses from operating activities. NetWolves had cash and cash equivalents of approximately $657,000 at June 30, 2002 and an additional $4 million was received subsequent to June 30, 2002 (as noted above). In order for the Company to execute its business plan, additional cash outflows are necessary for, among other things, continued development of technology, conducting customer pilot programs and increased sales efforts. To the extent necessary, the Company intends to utilize the expected operating profits of the recently acquired Norstan Network Services, Inc. and raise additional monies from the sale of its capital stock to meet its funding needs over the next 12 to 24 months, however, there can be no assurance that the Company will have sufficient capital to finance its operations. If the Company is unable to raise additional monies from the sale of its capital stock, or there is a reduction in the expected operating profits of Norstan Network Services, Inc., management will institute cost saving measures intended to significantly reduce its overhead expenses and curtail the operations of certain business segments. However, even if the Company does raise sufficient operating capital and Norstan Network Services, Inc. continues to generate operating profits, there can be no assurances that the net proceeds will be sufficient to enable it to develop its business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern.

Critical accounting policies

     The Company's discussion and analysis of its financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the periods. Estimates have been made by management in several areas, including, but not limited to, revenue recognition, allowance for doubtful accounts, inventory reserves and the realizability of deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Allowance for doubtful accounts

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Income taxes

     As part of the process of preparing our consolidated financial statements we are required to prepare our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have fully reserved our deferred tax assets at June 30, 2002 and 2001.

Obsolete inventory

     Significant management judgment is required to determine the reserve for obsolete or excess inventory. Inventory on hand may exceed future demand either because the product is outdated, or obsolete, or because the amount on hand is more than can be used to meet future need, or excess. During the year ended June 30, 2002, the Company recorded a writedown of inventory approximating $193,000, caused by the substantial upgrades and improvements made by the Company to its core products by discontinuing its FoxBox line of 4U products with the introduction of its WolfPac Security Platform 2U product line


ITEM  7A.  QUANTITATIVE  AND  QUALITATIVE   DISCLOSURE  ABOUT  MARKET  RISK

     Management does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company and its subsidiaries are included herein:

     --   Reports of Independent Certified Public Accountants

     --   Consolidated Balance Sheets at June 30, 2002 and 2001

     -- Consolidated Statements of Operations, Cash Flows and Shareholders' Equity for the years ended June 30, 2002, 2001 and 2000

     --   Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Previously disclosed in Report on Form 8-K dated July 9, 2002.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company and their ages are as follows:

     Name                      Age                    Position
     ----                      ---                    --------

Walter M. Groteke              32       Chairman of the Board, President and
                                        Chief Executive Officer
Walter R. Groteke              55       Vice President - Sales and Marketing
                                        and Director
Peter C. Castle                34       Treasurer, Secretary, Vice President -
                                        Finance
Myron Levy                     61       Director



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

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the annual and long-term compensation with regard to the Chairman/Chief Executive Officer and each of the other executive officers of the Company who received more than $100,000 for services rendered during fiscal 2002. No bonuses or options were issued to any executive officer in fiscal 2002.

Summary Compensation Table

                                                                 Annual Compensation             Long Term Compensation
                                                     ----------------------------------------  ------------------------
                                                                                                              Securities
                                                                                   Other        Restricted    underlying
                                         Fiscal                                    annual         stock       options/
     Name and principal position          year       Salary        Bonus       Compensation(1)    awards       warrants
     ---------------------------         ------      ------        -----      ----------------  -----------   ----------
Walter M. Groteke                          2002    $    275,000  $         -   $         -      $         -  $         -
   Chairman and Chief Executive            2001         238,750            -             -                -      850,000
      Officer                              2000         130,000            -             -                -            -

Walter R. Groteke                          2002    $    175,000  $         -   $         -      $         -  $         -
  Senior Vice President                    2001         161,250            -             -                -      300,000
                                           2000         154,740            -             -                -            -

Peter C. Castle                            2002    $    150,000  $         -   $         -      $         -  $         -
  Treasurer, Secretary and                 2001         138,750            -             -                -      275,000
      Vice President Finance               2000          97,620            -             -                -       65,000


(1) Other annual compensation excludes certain perquisites and other non-cash benefits provided by the Company since such amounts do not exceed the lesser of $50,000 or 10% of the total annual base salary disclosed in the table for the respective officer.




Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

     The following table provides information regarding value realized from options exercised during fiscal 2002 and unexercised options held as of June 30, 2002 by our Chief Executive Officer and the other executive officers whose compensation exceeded $100,000 in fiscal 2002. The value of unexercised in-the-money options is calculated at June 30, 2002.


                                                       Number of securities            Value of unexercised
                                                      underlying unexercised               in-the-money
                        Shares                          options at fiscal                options at fiscal
                     acquired on       Value               year end (#)                  year end ($) (1)
Name                 exercise (#)  realized ($)    Exercisable    Unexercisable    Exercisable     Unexercisable
----                 ------------  ------------    -----------    -------------    -----------     -------------
Walter M. Groteke              -             -      1,050,000               -     $         -     $         -
Walter R. Groteke              -             -        500,000               -               -               -
Peter C. Castle                -             -        380,000               -               -               -


(1)  Based upon the closing price of common stock of $1.50 on June 30, 2002.



Employment Agreements

     Effective October 2000, the Company has entered into employment agreements with certain members of its executive management team. All of the employment agreements provide for certain payments following death or disability, for certain fringe benefits such as reimbursement for reasonable expenses and participation in medical plans, and for accelerated payments in the event of change of control of the Company. The specific terms are as follows:

     -- The agreement with the Walter M. Groteke, Chairman and Chief Executive Officer, is for a term of five years at an annual salary of $275,000 subject to cost of living increments.

     -- The agreement with the Walter R. Groteke, Senior Vice President, is for a term of three years, subject to two additional one-year extensions, at an annual salary of $175,000.

     -- The agreement with the Peter C. Castle, Treasurer, Secretary and Vice President of Finance, is for a term of three years, subject to two additional one-year extensions, at an annual salary of $150,000.

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


                                      Date               Maximum          Approximate net
                                      Date               Allowance           issuances        Maximum
           Plan name              plan adopted            Issuances         June 30, 2002   term in years
     -------------------      -------------------   -------------------  -----------------  -------------
          1998 Plan                June 1998               282,500              121,000         10
          2000 Plan                July 2000             1,500,000            1,394,000         10
          2001 Plan              February 2001           1,750,000              850,000         10
                                                         ---------            ---------
                                                         3,532,500            2,365,000
                                                         =========            =========

     In June 2002, the Company's Board of Directors authorized its 2002 stock option plan (the "2002 Plan") to grant non-qualified stock options to employees, directors and consultants to purchase up to a total of 3,000,000 shares of the Company's common stock. If any award under the Plans terminates, expires unexercised, or is canceled, the shares of common stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. As of September 30, 2002, no options had been issued under this plan.

Director's Compensation

     Directors who are not employees of the Company receive an annual fee of $1,500 and a fee of $1,000 for each board of directors or committee meeting attended. In addition, we reimburse out-of-state directors for their cost of travel and lodging to attend such meetings.

Limitation on Liability of Officers and Directors

     We have entered into indemnification agreements with each of our current officers and directors pursuant to which we have agreed, among other things, to indemnify these officers and directors to the fullest extent permitted by New York law.

Compensation Committee Interlocks and Insider Participation

     During fiscal 2002, our Compensation Committee consisted of Messrs. Cannavino, Levy and Walter R. Groteke. Except for Walter R. Groteke, who is an officer of the Company, none of these persons were officers or employees during fiscal 2002.

     In accordance with rules promulgated by the Securities and Exchange Commission, the information included under the caption "Compensation Committee Report on Executive Compensation" will not be deemed to be filed or to be proxy-soliciting material or incorporated by reference in any prior or future filings by the Company under the Securities Act of 1933 or the Securities Exchange Act.

            COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The compensation of our executive officers is generally determined by the Compensation Committee of our Board of Directors, subject to applicable employment agreements. The following report with respect to certain compensation paid or awarded to our executive officers during fiscal 2002 is furnished by the directors who comprised the Compensation Committee during fiscal 2002.

General Policies

     Our compensation programs are intended to enable us to attract, motivate, reward and retain the management talent required to achieve corporate objectives and thereby increase shareholder value. It is our policy to provide incentives to its senior management to achieve both short-term and long-term objectives and to reward exceptional performance and contributions to the development of our business. To attain these objectives, our executive compensation program includes a competitive base salary, cash incentive bonuses and stock-based compensation.

     Stock options are granted to employees, including our executive officers, by the Compensation Committee under Stock Option Plans. The Committee believes that stock options provide an incentive that focuses the executive's attention on managing us from the perspective of an owner with an equity stake in the business. Options are awarded with an exercise price equal to the market value of common stock on the date of grant, have a maximum term of ten years and generally become exercisable, in whole or in part, starting one year from the date of grant. Among our executive officers, the number of shares subject to options granted to each individual generally depends upon the level of that officer's responsibility. The largest grants are awarded to the most senior officers who, in the view of the Compensation Committee, have the greatest potential impact on our profitability and growth. Previous grants of stock options are reviewed but are not considered the most important factor in determining the size of any executive's stock option award in a particular year.

     From time to time, the Compensation Committee intends to utilize the services of independent consultants to perform analyses and to make recommendations to the Committee relative to executive compensation matters. No compensation consultant has so far been retained.

Relationship of Compensation to Performance and Compensation of Chief Executive Officer

     The Compensation Committee annually establishes, subject to the approval of the Board of Directors and any applicable employment agreements, the salaries that will be paid to our executive officers during the coming year. In setting salaries, the Compensation Committee takes into account several factors, including competitive compensation data, the extent to which an individual may participate in the stock plans maintained by us, and qualitative factors bearing on an individual's experience, responsibilities, management and leadership abilities, and job performance.

     The Compensation Committee did not make any determinations on executive compensation during fiscal 2002 since the executive officers are covered by prior employment agreements and no bonuses nor stock options were awarded to executive officers during fiscal 2002.

     Our Compensation Committee:

                Myron Levy, Chairman
                James A. Cannavino
                Walter R. Groteke

Performance Chart

     The following graph sets forth the cumulative total return to the Company's shareholders during the period indicated as well as an overall stock market index (S & P SmallCap 600 Index) and the Company's peer group index (S & P SmallCap 600 Systems Software Index):

                COMPARISON OF 40 MONTH CUMULATIVE TOTAL RETURN*
           AMONG NETWOLVES CORPORATION, THE S & P SMALLCAP 600 INDEX
               AND THE S & P SMALLCAP 600 SYSTEMS SOFTWARE INDEX

NETWOLVES CORPORATION

                                                   Cumulative Total Return ($)
                                        --------------------------------------------------

                                        3/1/99       6/99       6/00       6/01       6/02

NETWOLVES CORPORATION                   100.00      182.00     80.50       26.24     11.92
S & P SMALLCAP 600                      100.00      101.29    132.38      130.69    159.40
S & P SMALLCAP 600 SYSTEMS SOFTWARE     100.00      137.77    199.67      150.65     88.47


     *$100 invested on 3/1/99 in stock or on 2/28/99 in index-including reinvestment of dividends. Fiscal year ending June 30.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of shares of voting stock of the Company, as of September 3, 2002, of (i) each person known by the Company to beneficially own 5% or more of the shares of outstanding common stock, based solely on filings with the Securities and Exchange Commission, (ii) each of the Company's executive officers and directors and (iii) all of the Company's executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and investment and voting power is held by the persons named as owners.


Name and Address                      Amount and Nature
Of Beneficial Owner                   of Shares Ownership         Percentage
-------------------                   -------------------         ----------
Pequot Capital Management, Inc.           1,200,000                   8.2%
Credit Suisse Warburg Pincus              1,000,000                   6.8%
Westbury (Bermuda) Ltd.                   1,000,000                   6.8%
Walter M. Groteke                         1,478,064(1)               10.1%
Walter R. Groteke                           625,000(2)                4.3%
Peter C. Castle                             385,000(3)                2.6%
Myron Levy                                   70,000(4)                 * %
Executive officers and
  directors as a group (5 persons)        2,558,064                  17.5%

* less than one percent (1%) unless otherwise indicated.

(1) Includes an option to purchase 450,000 shares of common stock at $5.00 per share, options to purchase 400,000 shares of common stock at $4.00 per share and a warrant to purchase 200,000 shares of common stock at $1.63 per share.

(2) Includes an option to purchase 100,000 shares at $5.00 per share, an option to purchase 200,000 shares of common stock at $4.00 per share and a warrant to purchase 200,000 shares at $1.63 per share.

(3) Includes an option to purchase 40,000 shares of common stock at $5.00 per share, a warrant to purchase 65,000 shares of common stock at $12.00 per share, an option to purchase 75,000 shares of common stock at $5.00 per share and an option to purchase 200,000 shares at $4.00 per share.

(4) Includes a warrant issued to Mr. Levy to purchase 50,000 shares of common stock at $5.00 per share and an option issued to purchase 15,000 shares of common stock at $4.82 per share.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          None

                                    PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) See Index to Financial Statements at beginning of attached financial statements.

(b)  Reports on Form 8-K

     None.


(c)     Exhibits

3.1  Certificate of Incorporation, as amended.
3.2  By-Laws. *
4.1  Specimen common stock certificate.*
4.2  Form of warrant to investment banking firm. *
4.3  Form of warrant to employees.*
10.1 Agreement between The Sullivan Group and NetWolves Corporation dated January 5, 1999.*
10.2 Warrant Agreement between NetWolves Corporation and Walter M. Groteke dated June 17, 1998.*
10.3 1998 Stock Option Plan*
10.4 2000 Stock Option Plan **
10.5 2001 Stock Option Plan ***
10.6 2002 Stock Option Plan
10.7 Form of Indemnification Agreement*
10.8 Employment Agreement between NetWolves Corporation and Walter M. Groteke dated October 1, 2000. ***
10.9 Employment Agreement between NetWolves Corporation and Walter R. Groteke dated October 1, 2000. ****
10.10Employment  Agreement  between  NetWolves  Corporation  and Peter C. Castle dated October 1, 2000. ****
22   Subsidiaries of the Registrant

                                    State of Incorporation           Percentage
         Name                          of Incorporation             owned by Company
         ----                       ----------------------         -----------------
ComputerCOP Corp.                       New York                         100%
NetWolves Technologies Corporation      New York                         100%
NNS, Inc.                               Delaware                         100%
Norstan Network Services, Inc.          Minnesota                        100%
TSG Global Education, Inc.              Delaware                          97%


99      CEO and CFO Certifications Pursuant to Section 906 of the
        Sarbanes-Oxley Act of 2002.


  -----------------------------------------------------------------------------

*    Previously filed as exhibits to Report on Form 10, as amended.
** Previously filed as an exhibit to Report on Form 10-K for the fiscal year ended June 30, 2000.
*** Previously filed as an exhibit to Report on Form 10-K for the fiscal year ended June 30, 2001.
**** Previously filed as an exhibit to Report on Form 10-Q for the quarter ended
     March 31, 2001.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of October 2002.

                                        NetWolves Corporation

                                        By:   /s/ Walter M. Groteke
                                              Walter M. Groteke
                                              Chairman of the Board, President
                                              and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 10, 2002 by the following persons in the capacities indicated:



/s/ Walter M. Groteke                   Chairman of the Board and President
Walter M. Groteke                       Chief Executive Officer

/s/ Walter R. Groteke                   Vice President - Sales and Marketing
Walter R. Groteke                       and Director

/s/ Peter C. Castle                     Secretary and Treasurer
Peter C. Castle                         Principal Financial Officer and
                                        Principal Accounting Officer

/s/ Myron Levy                          Director
Myron Levy

CONTENTS



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                  F-1

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                  F-2

INDEPENDENT AUDITORS' REPORT                                        F-3

CONSOLIDATED BALANCE SHEETS
        June 30, 2002 and 2001                                      F-4

CONSOLIDATED STATEMENTS OF OPERATIONS
        For the years ended June 30, 2002, 2001 and 2000            F-5

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
        For the years ended June 30, 2000, 2001 and 2002            F-6 - F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the years ended June 30, 2002, 2001 and 2000            F-8 - F-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          F-10 - F-37

INDEPENDENT AUDITORS' REPORT ON SCHEDULE II                         F-38

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES        F-39

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of NetWolves Corporation:


We have audited the accompanying consolidated balance sheet of NetWolves Corporation (a New York corporation) and subsidiaries as of June 30, 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended June 30, 2002 listed in the index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetWolves Corporation and subsidiaries at June 30, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended June 30, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that NetWolves Corporation will continue as a going concern. As more fully described in Note 16, NetWolves Corporation has incurred recurring operating losses, declining revenues, negative cash flows from operations, and has limited cash and other resources to fund future operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 16. The financial statements do not include any adjustments to reflect the possible future effects of the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                        /s/ Ernst & Young LLP

Tampa, Florida
October 9, 2002

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


                                        /s/ Arthur Andersen LLP

Tampa, Florida
August 17, 2001 (except with respect to
  the matters discussed in Note 17, as to
  which the date is October 11, 2001)

The report is a copy of the previously issued Arthur Andersen accountants' report and such report has not been reissued by Arthur Andersen.

Board of Directors and Shareholders
NetWolves Corporation
Bohemia, New York


                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of NetWolves Corporation and subsidiaries (the "Company") for the year ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of NetWolves Corporation and subsidiaries for the year ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ Eisner LLP
Eisner LLP
(formerly Richard A. Eisner & Company, LLP)

New York, New York
August 24, 2000

                     NETWOLVES CORPORATION AND SUBSIDARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                  June 30,
                                                                      -------------------------------
                                                                           2002             2001
                                                                           ----             ----
ASSETS
Current assets
    Cash and cash equivalents                                         $     656,880    $   4,087,767
    Restricted cash                                                         366,276          323,890
    Marketable securities, available for sale                                82,250           71,000
    Accounts receivable, net of allowance for doubtful accounts of
       $191,164 and $152,259 at June 30, 2002 and 2001, respectively        107,178          366,868
    Inventories                                                             136,930          361,656
    Prepaid expenses                                                        129,293          234,648
    Purchase deposits                                                       841,000             -
    Other current assets                                                     13,491          185,130
                                                                      -------------    -------------
       Total current assets                                               2,333,298        5,630,959

Property and equipment, net                                                 682,395          982,748
Software, net                                                               104,874           73,414
Other assets                                                                103,887          173,323
                                                                      -------------    -------------
                                                                      $   3,224,454    $   6,860,444
                                                                      =============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued expenses                             $     675,321    $     926,634
    Accrued losses of discontinued operations                               137,958          496,927
    Deferred revenue                                                         46,780          129,978
    Current maturities of long-term debt                                    362,982          282,982
                                                                      -------------    -------------
       Total current liabilities                                          1,223,041        1,836,521

Accrued losses of discontinued operations                                   235,012             -
Long-term debt, net of current maturities                                      -              80,000
                                                                      -------------    -------------
       Total liabilities                                                  1,458,053        1,916,521
                                                                      -------------    -------------
Minority interest                                                           272,533          281,693
                                                                      -------------    -------------
Commitments and contingencies

Shareholders' equity
    Preferred stock, $.0033 par value; 2,000,000 and no shares authorized on June 30, 2002 and 2001, respectively; no
       shares issued and outstanding on June 30, 2002 and 2001                                   -                -
    Common stock, $.0033 par value; 50,000,000 shares authorized on June 30, 2002 and 2001; 12,607,119 and 9,167,613 shares
       issued and outstanding on June 30, 2002 and 2001, respectively        41,604           30,254
    Additional paid-in capital                                           65,176,647       57,748,499
    Unamortized value of equity compensation                                   -          (1,011,500)
    Accumulated deficit                                                 (63,611,478)     (51,980,868)
    Accumulated other comprehensive loss                                   (112,905)        (124,155)
                                                                      -------------    -------------
       Total shareholders' equity                                         1,493,868        4,662,230
                                                                      -------------    -------------
                                                                      $   3,224,454    $   6,860,444
                                                                      =============    =============
The accompanying notes to the financial statements
  are an integral part of these consolidated
  balance sheets.


                             NETWOLVES CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               For the year ended June 30,
                                                               ---------------------------
                                                      2002                2001                2000
                                                      ----                ----                ----
Revenue
    Products                                    $    246,016         $    341,203         $    132,825
    Services                                         492,732            1,083,935            1,290,865
                                                ------------         ------------         ------------
                                                     738,748            1,425,138            1,423,690
                                                ------------         ------------         ------------

Cost of revenue
    Products                                         304,809              439,799               56,739
    Services                                         395,589              905,321              902,300
                                                ------------         ------------         ------------
                                                     700,398            1,345,120              959,039
                                                ------------         ------------         ------------
Gross profit                                          38,350               80,018              464,651
                                                ------------         ------------         ------------
Operating expenses
    General and administrative                     6,347,406            7,714,047           14,067,059
    Engineering and development                    1,856,223            1,893,372            1,329,341
    Sales and marketing                            2,500,793            4,958,719            4,868,686
    Impairment charges                                  -               1,415,929            4,016,080
                                                ------------         ------------         ------------
                                                  10,704,422           15,982,067           24,281,166
                                                ------------         ------------         ------------
Loss before other income (expense)
    and income taxes                             (10,666,072)         (15,902,049)         (23,816,515)

Other income (expense)
    Investment income                                117,147              650,003              611,746
    (Loss) gain on sale of marketable securities      -                    -                   (35,000)
    Minority interest                                  9,160               24,068              148,739
    Interest expense                                 (37,571)             (27,613)             (45,727)
                                                ------------         ------------         ------------
Loss before income taxes                         (10,577,336)         (15,255,591)         (23,136,757)

    Provision for income taxes                          -                    -                 (25,000)
                                                ------------         ------------         ------------
Net loss from continuing operations              (10,577,336)         (15,255,591)         (23,161,757)

Discontinued business
    Loss from discontinued operations                   -              (4,725,901)          (1,165,191)
    Loss on disposal of discontinued operations,
       including $525,204 and none for
       operating losses at June 30, 2002 and
       2001, respectively.                        (1,053,274)            (650,000)               -
                                                ------------         ------------         ------------
Net loss                                        $(11,630,610)        $(20,631,492)        $(24,326,948)
                                                ============         ============         ============
Basic and diluted net loss per share
    Loss from continuing operations             $      (0.90)        $      (1.74)        $      (3.29)
    Loss from discontinued operations                  (0.09)                (.61)                (.17)
                                                ------------         ------------         ------------
                                                $      (0.99)        $      (2.35)        $      (3.46)
                                                ============         ============         ============
Weighted average common shares
  outstanding, basic and diluted                  11,756,220            8,776,928            7,034,994
                                                ============         ============         ============

The accompanying notes to the financial statements are an integral part of these consolidated statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 2000, 2001 AND 2002

                                                                        Accumulated
                                               Additional                  other        Unamortized        Total
                               Common stock     paid-in    Accumulated  comprehensive  value of equity  shareholders' Comprehensive
                            Shares    Amount    Capital      deficit    income(loss)   compensation        equity     income (loss)
                            ------    ------   ----------  -----------  -------------- ---------------- ------------ --------------
Balance, June 30, 1999    6,063,870  $ 20,011  $17,726,374  $(7,022,428) $   375,845     $      -       $ 11,099,802
  Common stock, options
  and warrants issued
  for services              212,500       701   10,543,272         -            -          (1,851,893)      8,692,08

Common stock issued
  in private placement,
  net of expenses           287,500       949    3,980,726         -            -                -         3,981,675

Common stock issued upon
  exercise of warrants
  (cashless)                114,855       379         (379)        -            -                -              -

Common stock and warrants
  issued in purchase
  business combination
  (Note 3)                1,900,000     6,270   23,576,250         -            -                -        23,582,520

Common stock issued in
  conversion of TSG
  preferred stock            13,888        46      249,954         -            -                -           250,000

Marketable securities
  valuation adjustment         -         -            -            -        (471,500)            -          (471,500)  $   (471,500)

Net loss, year ended
  June 30, 2000                -         -            -     (24,326,948)        -                -       (24,326,948)   (24,326,948)
                         ----------  --------   ----------  -----------   -----------    -----------    ------------   ------------
  Total comprehensive
    loss                                                                                                               $(24,798,448)
                                                                                                                       ============

Balance, June 30, 2000    8,592,613    28,356   56,076,197  (31,349,376)     (95,655)      (1,851,893)    22,807,629
Common stock, options
  and warrants issued
  for services              575,000     1,898    2,377,302         -            -             840,393      3,219,593

Marketable securities
  valuation adjustment         -         -            -            -         (28,500)            -           (28,500)   $   (28,500)

Repurchase of warrant          -         -        (705,000)        -            -                -          (705,000)

Net loss, year ended
  June 30, 2001                -         -            -     (20,631,492)        -                -       (20,631,492)   (20,631,492)
                         ----------  --------   ----------  -----------   -----------    -----------    ------------   ------------

  Total comprehensive
    loss                                                                                                               $(20,659,992)
                                                                                                                       ============

Balance, June 30, 2001    9,167,613  $  30,254 $57,748,499 $(51,980,868)  $ (124,155)     $(1,011,500)  $  4,662,230

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 2000, 2001 AND 2002

(continued)

                                                                        Accumulated
                                               Additional                  other        Unamortized        Total
                               Common stock     paid-in    Accumulated  comprehensive  value of equity  shareholders' Comprehensive
                            Shares    Amount    Capital      deficit    income(loss)   compensation        equity     income (loss)
                            ------    ------   ----------  -----------  -------------- ---------------- ------------ --------------

Balance, June 30, 2001    9,167,613 $  30,254  $57,748,499 $(51,980,868) $ (124,155)    $(1,011,500)    $  4,662,230

Common stock, options
  and warrants issued
  for services              130,000       429      466,569         -           -               -             466,998

Amortization of warrants       -         -           -             -           -          1,011,500        1,011,500

Common stock issued in
  settlement of
  employment agreements     350,000     1,155      956,345         -           -               -             957,500

Common stock issued in
  private placement,
  net of expenses of
  $310,000                2,830,000     9,339    6,005,661         -           -                -          6,015,000

Common stock issued
  upon exercise of
  warrants                  129,506       427         (427)        -           -                -               -

Marketable securities
  valuation adjustment        -          -          -              -         11,250             -             11,250    $   11,250

Net loss, year ended
  June 30, 2002               -          -          -       (11,630,610)       -                -        (11,630,610)  (11,630,610)
                         ----------  --------   ----------  -----------   -----------    -----------    ------------   ------------

  Total comprehensive
    loss                                                                                                              $(11,619,360)
                                                                                                                      =============

Balance, June 30, 2002  12,607,119  $  41,604  $65,176,647 $(63,611,478)  $(112,905)    $       -        $ 1,493,868
                        ==========  =========  =========== ============  ===========    ===========     ============


The accompanying notes to the financial statements are an integral part of these consolidated statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     For the year ended June 30,
                                                                    -------------------------------------------------------
                                                                           2002               2001               2000
                                                                           ----               ----               ----
Cash flows from operating activities
  Net loss                                                         $  (11,630,610)      $ (20,631,492)      $  (24,326,948)
   Adjustments to reconcile net loss to net cash used
      in operating activities
         Depreciation                                                     243,715             231,029               93,763
         Amortization                                                      42,390           1,190,223            2,968,786
         Realized loss on sale of marketable securities                      -                   -                  35,000
         Provision for impairment                                         100,000           3,524,911            4,016,080
         Provision for inventory obsolescence                             193,086             243,222                 -
         Loss on disposal of property and equipment                        91,723              64,435                 -
         Provision for doubtful accounts                                   38,905             141,101                4,747
         Provision for other assets                                        56,000                -                    -
         Non-cash charge to operations with respect to
             common stock, options and warrants issued for
             services                                                   2,344,998           1,974,799            8,692,080
         Minority interest                                                 (9,160)            (24,068)            (148,739)

   Changes in operating assets and liabilities
       Restricted cash                                                    (42,386)           (323,890)                -
       Accounts receivable                                                220,785            (225,519)            (176,701)
       Inventories                                                         15,021              86,484             (340,099)
           Prepaid expenses
                                                                          105,355             (83,304)             (83,443)
       Other current assets                                               165,639              14,551                7,928
       Accounts payable and accrued expenses                             (251,313)           (865,396)             978,694
       Accrued loss on disposal of discontinued operations               (123,957)             496,927                  -
       Deferred compensation                                                 -                   -                (100,000)
       Deferred revenue                                                   (83,198)            118,805               11,173
                                                                     ------------        ------------         ------------

          Net cash used in operating activities                        (8,523,007)        (14,067,182)          (8,367,679)
                                                                     ------------        ------------         ------------
   Cash flows from investing activities
       Finders fee paid in connection with acquisition of
          Norstan Network Services, Inc.                                 (350,000)              -                    -
       Deposit paid to Norstan, Inc. in connection with
          acquisition of Norstan Network Services, Inc.                  (400,000)              -                    -
       Issuance of notes receivable                                         -                   -                  (56,000)
       License fees paid                                                    -                (150,000)               -
       Patent costs paid                                                  (13,293)            (32,101)               -
       Finders fees paid in connection with acquisition of
          ComputerCOP Corp.                                                 -                   -                 (550,000)
       Appraisal fee paid in connection with acquisition of                 -                   -
          ComputerCOP Corp.                                                                                        (40,000)
       Cash acquired - ComputerCOP Corp.                                    -                   -               20,500,000
       Purchases of property and equipment                               (104,456)           (745,215)            (459,978)
       Capitalized software costs, net of funding                         (72,852)           (116,066)            (170,913)
       Return of (payments for) security deposits                          17,721             (37,423)             (31,018)
                                                                     ------------        ------------         ------------
          Net cash (used in) provided by investing
            activities                                                   (922,880)         (1,080,805)          19,192,091
                                                                     ------------        ------------         ------------

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     For the year ended June 30,
                                                                    -------------------------------------------------------
                                                                           2002               2001               2000
                                                                           ----               ----               ----
Cash flows from financing activities
    Repayment of long-term debt                                           -                (263,555)              (43,411)
    Repayment of advances from TSG officer                                -                   -                  (144,348)
    Repurchase of warrant                                                 -                (705,000)                -
    Cash proceeds from issuance of common stock                       6,325,000               -                 4,312,500
    Financing costs paid in connection with sale of
      common stock                                                     (310,000)             -                  (330,825)
                                                                   ------------        ------------         -------------

          Net cash provided by (used in) financing
             activities                                               6,015,000            (968,555)            3,793,916
                                                                   ------------        ------------         -------------
Net (decrease) increase in cash and cash equivalents                 (3,430,887)        (16,116,542)           14,618,328

Cash and cash equivalents, beginning of year                          4,087,767          20,204,309             5,585,981
                                                                   ------------        ------------         -------------
Cash and cash equivalents, end of year                             $    658,880        $  4,087,767         $  20,204,309
                                                                   ============        ============         =============



Cash paid for interest                                             $     16,250        $     27,613         $      45,727
                                                                   ============        ============         =============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
    FINANCING ACTIVITIES

    Noncash conversion of preferred stock to common stock
      (Note 3)                                                     $      -            $       -            $      250,000
                                                                   ============        ============         =============

    Common stock issued for services related to purchase
      of Norstan Network Services, Inc. (Note 17)                  $     91,000        $       -            $        -
                                                                   ============        ============         =============
    Software ($2,907,520) and inventory ($175,000)
       acquired through issuance of equity instruments             $      -            $       -            $    3,082,520
                                                                   ============        ============         =============


The accompanying notes to the financial statements
  are an integral part of these consolidated
  statements.                                         F-9

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

     In conjunction with TSG's acquisition of Sales and Management Consulting, Inc. (d/b/a The Sullivan Group, see Note 3), the Company provided consulting, educational and training services primarily to the oil and gas and automotive industries throughout the United States.

     Pursuant to an agreement dated February 10, 2000, the Company acquired all of the outstanding capital stock of ComputerCOP Corporation ("ComputerCOP"), a New York corporation and a subsidiary of Computer Concepts Corp. ("Computer Concepts"), in exchange for 1,775,000 restricted shares of the Company's common stock valued at $23,962,500 (Note 3). ComputerCOP's assets included ComputerCOP technology, inventory and $20.5 million in cash. In June 2001, management approved a formal plan of disposal of its computer software business segment and such segment was disposed of in August 2002 (Note 4).

     On July 9, 2002, the Company acquired all of the outstanding common stock of Norstan Network Services, Inc., a provider of multiple source long distance services to customers located throughout the United States (Note
     17).

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

     Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The separate ownership of one of the Company's subsidiaries is reflected in the Company's consolidated financial statements as minority interest (Note 3). The minority interest includes common stock representing 1.7% of the outstanding shares of the subsidiary and preferred stock, until January 24, 2000, at which time the preferred stockholder elected to convert the preferred stock into shares of NetWolves common stock (Note 3).

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

     Revenue recognition

     The Company records revenue in accordance with Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), issued by the American
     Institute of Certified Public Accountants (as modified by Statement of Position 98-9) and SEC Staff Accounting Bulletin No. 101 ("SAB 101") regarding revenue recognition in financial statements. SOP 97-2 provides additional guidance with respect to multiple element arrangements; returns, exchanges, and platform transfer rights; resellers; services; funded software development arrangements; and contract accounting. Accordingly, revenue from the sale of hardware and perpetual and term software licenses are recognized, net of provisions for returns, at the time of delivery and acceptance of hardware and software products by the customer, when the fee is fixed and determinable and collectibility is probable. Maintenance or monitoring revenue that is bundled with an initial license fee is deferred and recognized ratably over the maintenance or monitoring period. Amounts deferred for maintenance or monitoring are based on the fair value of equivalent maintenance or monitoring services sold separately. The Company recognizes revenue from consulting and training fees when the services are provided. Shipping and handling costs are included in cost of revenue in the accompanying consolidated statements of operations.

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

     Inventories

     Inventories consist of raw materials and finished goods. Inventories are valued at the lower of cost or net realizable value using the first-in, first-out method. During the year ended June 30, 2001, the Company recorded a writedown of inventory approximating $243,000. Additionally, raw material and finished goods amounted to $108,079 and $28,851, respectively, at June 30, 2002 and $154,331 and $207,325, respectively, at June 30, 2001.
     Included in inventory at June 30, 2001 is $25,000, of finished goods and raw materials inventory relating to discontinued operations (Note 4).

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




2    Significant accounting policies (continued)

     Property and equipment

     Property and equipment are stated at cost. Costs assigned to property and equipment of the acquired businesses (Note 3) were based on estimated fair value at acquisition. Depreciation is provided on furniture and fixtures and machinery and equipment over their estimated lives, ranging from 5 to 7 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the term of the respective lease or the useful lives of the related assets. Expenditures for maintenance and repairs are charged directly to the appropriate operating accounts at the time the expense is incurred. Expenditures determined to represent additions and betterments are capitalized and amortized over the lesser of their useful lives or the useful lives of the related assets. Depreciation and amortization is included in general and administrative expenses in the accompanying consolidated statements of operations.

     Software costs

     Costs associated with the development of software products are generally capitalized once technological feasibility is established in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Purchased software technologies are recorded at cost. Software costs associated with technology development and purchased software technologies are amortized using the greater of the ratio of current revenue to total projected revenue for a product or the straight-line method over its estimated useful life. Amortization of software costs begins when products become available for general customer release. The Company recorded approximately $41,000, $1,190,000 and $960,000 in amortization expense for the years ended June 30, 2002, 2001 and 2000, respectively, relating to software costs. Costs incurred prior to establishment of technological feasibility are expensed as incurred and reflected as engineering and development costs in the accompanying consolidated statements of operations. The Company capitalized software development costs of approximately $73,000, $116,000 and $170,000 and incurred approximately $1,856,000, $1,893,000 and $802,000 in research and development costs for the years ended June 30, 2002, 2001 and 2000, respectively. Accumulated amortization at June 30, 2002 was approximately $2,192,000.

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2    Significant accounting policies (continued)

     Stock options

     SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") establishes a fair value-based method of accounting for stock based compensation plans. The Company has chosen to adopt the disclosure requirements of SFAS 123 and continue to record stock compensation for its employees and outside directors in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, charges are made to operations in accounting for stock options granted to employees and outside directors when the option exercise prices are below the fair market value of the common stock at the measurement date. Options and other stock based compensation granted to non-employees are recorded in accordance with SFAS 123.

     Basic and diluted net loss per share

     The Company displays loss per share in accordance with SFAS No.128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires dual presentation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. The diluted loss per share does not include the impact of potential shares to be issued upon exercise of options and warrants aggregating approximately 7,474,200, 7,135,000 and 3,057,000, for the years ended June 30, 2002, 2001 and 2000, respectively, which would be antidilutive.

     Cash and cash equivalents

     Generally, the Company considers highly liquid investments in debt securities with original maturities of three months or less to be cash equivalents. At June 30, 2002, approximately $366,000 of the Company's cash is being utilized to secure various letters of credit.

     Concentrations and fair value of financial instruments

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and marketable securities. At June 30, 2002, the Company's cash investments are held at primarily one financial institution. The fair value of financial instruments approximates their recorded values.

     Comprehensive income (loss)

     The Company presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income (loss) and its components. As this statement pertains to disclosure information requirements, it has no impact on the Company's operating results or financial position. The Company's adjustment to arrive at comprehensive income (loss) consists of the marketable securities valuation adjustment and is presented in the accompanying consolidated statements of shareholders' equity and comprehensive income (loss).

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2    Significant accounting policies (continued)

     Summary of recent accounting pronouncements

     In June 2001, the FASB issued SFAS No. 141, Business Combinations ("SFAS No. 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 addresses financial accounting and reporting for business combinations while SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 141 applies to all business combinations initiated after June 30, 2001, while SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001. The adoption of SFAS No. 141 had a material impact on our financial statements due to the segregation of identifiable intangibles separate from goodwill. Identifiable intangible assets with other than indefinite lives will continue to be amortized in the financial statements, however, goodwill and identifiable intangible assets with indefinite lives will no longer be amortized. In connection with the acquisition discussed in Note 17 to the financial statements, the adoption of SFAS No. 141 will have a material impact on our financial statements. Other than the impact on amortization, the adoption of SFAS No. 142 is not expect to have a material impact on our financial statements although we will be required to review our intangibles and goodwill annually for indicators of impairment and this review could result in recognition of impairment losses.

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2    Significant accounting policies (continued)

     Summary of recent accounting pronouncements (continued)

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). This standard concludes that debt extinguishments used as part of a company's risk management strategy should not be classified as an extraordinary item. SFAS No. 145 also requires sale- leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity is recognized at fair value when the liability is incurred and is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect its adoption of this standard in fiscal 2003 to have a significant impact on its financial statements.

     Shipping and handling costs

     Shipping and handling costs are included in cost of revenue - products in the consolidated statements of operations.

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

3    Purchase acquisitions

     ComputerCOP Corporation

     Pursuant to an agreement dated February 10, 2000, the Company acquired all of the outstanding capital stock of ComputerCOP, a New York corporation and a subsidiary of Computer Concepts, in exchange for 1,775,000 restricted shares of the Company's common stock valued at $23,962,500. ComputerCOP's assets included ComputerCOP technology, inventory and $20.5 million in cash. In connection with the transaction, the Company incurred finders fees of approximately of $960,000 and issued 125,000 restricted shares of the Company's common stock valued at $2,405,000 and a five year warrant to purchase 300,000 shares of the Company's common stock valued at $2,928,000. In addition, a warrant to purchase 600,000 shares of the Company's common stock did not vest in accordance with its term and were canceled on March 31, 2000 (Note 9). In addition, the Company incurred professional fees relating to the acquisition aggregating $350,000. The fair value of the shares issued (approximately $24.0 million) and finders fees and other acquisition costs (approximately $6.6 million) have been allocated as follows: cash of $20,500,000, ComputerCOP software technology of $4,217,520 and inventory of $175,000, with a portion of the finders fees and other acquisition costs charged as a cost of raising capital.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3    Purchase acquisitions (continued)

     ComputerCOP Corporation (continued)

     Additionally, Computer Concepts purchased 225,000 shares of the Company's common stock from three other officers of the Company for $4.5 million.

     All of the shares issued by the Company in connection with the ComputerCOP acquisition as well as all the shares sold by the three officers (the "Trust Shares") were subject to a Voting Trust Agreement, wherein the Company's chief executive officer had been granted the right to vote all Trust Shares for two years, subject to earlier termination on the sale of those shares based on certain parameters.

     On December 31, 2000, the Company recorded a writedown of its ComputerCOP technology (computer software segment) in the amount of $2,000,000, reducing the carrying value of the asset to $202,395 at December 31, 2000. Additionally, in June 2001 the Company recorded an impairment of the remaining carrying value of the ComputerCOP technology totaling $108,982. These impairments are included in loss from discontinued operations in the consolidated statements of operations (Note 4). The asset was determined to be impaired because of the inability of the software technology to generate future operating income without substantial sales volume increases, which are uncertain. Fair value was based on discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

     In June 2001, management approved a formal plan of disposal of its computer software business segment and on August 31, 2002 the operations of ComputerCOP ceased (Note 4).

     Sales and Management Consulting, Inc.

     On July 7, 1999 (effective June 30, 1999), NetWolves and Sales and Management Consulting, Inc. (d/b/a The Sullivan Group) ("SMCI") executed a merger agreement (the "Merger") pursuant to which NetWolves acquired the outstanding capital stock of SMCI. Under the terms of the Merger, TSG Global Education Web, Inc. ("TSG") (a subsidiary of NetWolves), with 4,150,000 shares of common stock outstanding prior to the Merger, purchased all of the outstanding shares of SMCI's common stock in exchange for 180,000 shares of NetWolves' restricted common stock. The shareholders were restricted from selling, transferring or pledging such shares for an eighteen- month period. Upon consummation of the Merger SMCI merged into TSG and TSG was the surviving entity.

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3    Purchase acquisitions (continued)

     Sales and Management Consulting, Inc. (continued)

     On June 30, 2000, the Company recorded a writedown of its training content and goodwill (training and consulting segment) relating to the acquisition of SMCI in the amount of $4,016,080. This writedown eliminates all remaining intangible assets relating to the acquisition. The intangible assets were determined to be impaired because of the current financial condition of TSG and TSG's inability to generate future operating income without substantial sales volume increases which were uncertain. Moreover, anticipated future cash flows of TSG indicated that the recoverability of the asset was not reasonably assured. In November 2000, the Company commenced a lawsuit against certain defendants who were officers and/or directors of TSG (the "Sullivan Group") and against an Ohio Corporation, ProCare, Inc. ("ProCare"). This lawsuit was settled in July 2002 (Note 15).

4    Disposal of business segment

     During June 2001, the Company formally adopted a plan to discontinue its ComputerCOP software operations. At that time, this operation consisted primarily of ComputerCOP software technology, inventory and property and equipment. At June 30, 2001, the Company accrued a provision for estimated losses during the phase out period of approximately $497,000. During the year ended June 30, 2002, the Company recorded additional charges aggregating $1,053,275, which primarily represented the cost of salaries through an extended disposal date of August 31, 2002, coupled with an equity settlement of an employment contract (Note 14) and a revised estimate of the total leased facility costs, net of a sublease. At the time of the decision to discontinue this operation, the Company restated its consolidated financial statements for the years prior to fiscal 2001 to separately report results of discontinued operations from the results of continuing operations. A summary of the operating results of the discontinued operations follows:

                                                      For the year ended June 30,
                                              -------------------------------------------
                                              2002                2001               2000
                                              ----                ----               ----

Revenue                                    $   220,267         $   102,525      $       -
Cost of revenue                                 37,970               8,356              -
Selling, general and administrative          1,135,571           2,213,295          204,446
Amortization                                      -              1,147,793          960,745
Impairment                                     100,000           2,108,982              -
                                           -----------         -----------      -----------
                                             1,053,274           5,375,901        1,165,191

Loss on disposal of discontinued
  operations                                (1,053,274)           (650,000)            -
                                           -----------         -----------      -----------

Loss from discontinued operations          $      -            $(4,725,901)     $(1,165,191)
                                           ===========         ===========      ===========

     Effective August 31, 2002, the Company ceased all operations of ComputerCOP, terminated all remaining employees of ComputerCOP and subleased a majority of the space previously occupied by ComputerCOP for $5,000 per month for a period of six months. The sublease also provides the lessee use of certain furniture and equipment during the period of the lease.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5       Marketable securities, available for sale
        The following is a summary of marketable securities, available for sale:

                                                     Gross
                                  Amortized        unrealized
                                    cost              loss         Fair value
                                  ----------      -----------      -----------
        June 30, 2002
        Bonds                    $  195,155       $(112,905)       $  82,250
                                 ==========       =========        =========

        June 30, 2001
        Bonds                    $  195,155       $(124,155)       $  71,000
                                 ==========       =========        =========

     There were no sales of marketable securities during the years ended June 30, 2002, 2001 and 2000 and the Company recognized a realized loss of $35,000 on the expiration of a warrant to purchase restricted common stock of an unrelated publicly traded company during the year ended June 30, 2000.

     The maturities of the Company's investments in debt securities at June 30, 2002 are as follows:

                                                Amortized         Fair
                                                  cost            value
                                                ---------      ----------
     Due in one year or less                    $  -           $    -
     Due after one year through five years        195,155         82,250
                                                ---------      ---------
                                                $ 195,155      $  82,250
                                                =========      =========

6    Property and equipment, net

     Property and equipment consist of the following:

                                                                June 30,
                                                      --------------------------
                                                           2002           2001
                                                           ----           ----
     Machinery and equipment                          $   755,045    $   867,832
     Furniture and fixtures                               218,497        281,484
     Leasehold improvements                               140,875        152,150
                                                        1,114,417      1,301,466
     Less: accumulated depreciation and amortization     (432,022)      (318,718)
                                                      -----------    -----------
     Property and equipment, net                      $   682,395    $   982,748
                                                      ===========    ===========

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7    Accounts payable and accrued expenses

     Accounts payable and accrued expenses consist of the following:

                                                                     June 30,
                                                            -------------------------
                                                                2002          2001
                                                                ----          ----
     Trade accounts payable and other accrued operating
       expenses                                             $   490,311   $   777,226
     Compensated absences                                       182,671       143,206
     Commissions payable                                          1,300         2,000
     Payroll/sales taxes payable                                  1,039         4,202
                                                            -----------   -----------
                                                            $   675,321   $   926,634
                                                            ===========   ===========


8    Long-term debt

     Long-term debt consists of the following:

                                                                     June 30,
                                                            -------------------------
                                                                2002          2001
                                                                ----          ----
     Notes payable to DVI                                   $   242,982   $   242,982
     Finders fee payable                                        120,000       120,000
                                                            -----------   -----------
                                                                362,982       362,982
     Less current maturities of long-term debt                 (362,982)     (282,982)
                                                            -----------   -----------
     Long-term debt, net of current maturities              $      -      $    80,000
                                                            ===========   ===========

     The notes payable (the "DVI Notes") to the Duffy-Vinet Institute, Inc. ("DVI") were assumed by the Company in connection with the Merger (Note 3). The DVI Notes are secured by all of the assets SMCI had acquired from DVI in 1992. These assets consisted of furniture, fixtures and equipment (with a net book value of $12,000) and a portion of the intangible assets acquired from SMCI including a library of master tapes and completed training programs. At the time of the Merger, the fair value of the liability (totaling $309,948) was determined by calculating the present value of the future payments to be made using an implied interest rate of 11%. At June 30, 1999, the DVI Notes required 66 monthly payments of $6,280, including interest.

     During fiscal 2001, TSG ceased making payments on the DVI Notes and is attempting to negotiate a restructuring of such debt. Accordingly, all amounts due have been included in current liabilities.

     In connection with the Company's purchase of ComputerCOP Corporation, the Company incurred finder fees of $960,000, $360,000 of which are payable at $10,000 per month over 36 months commencing on March 1, 2000. The Company has ceased making payments on the debt in the current fiscal year and has classified all amounts due as current liabilities.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9    Shareholders' equity

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

     For the year ended June 30, 2000, the Company issued 2,528,743 shares of its common stock as follows:

     --   The Company sold 287,500  shares of  unregistered  common stock during
          the  year  to  accredited   investors  at  $15  per  share   (totaling
          $4,312,500) exclusive of commissions and fees of approximately 7%.

     -- On November 20, 1999, 12,500 shares were issued to a financial consultant for services rendered during the three months ending December 31, 1999, which resulted in a charge to operations of $275,000.

     -- During January 2000, its preferred stockholder elected to convert the preferred stock into 13,888 shares of NetWolves common stock (at fair market value at the time of conversion).

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

     -- In June 2000, the Company issued General Electric Company ("GE"), 200,000 shares of common stock valued at $1,926,000, which is included in Sales and Marketing expenses in the Consolidated Statements of Operations (Note 13).

     --   A total of 114,855 shares of the Company's  common stock was issued to
          outside   consultants   upon  the  exercise  of  warrants   (cashless)
          previously issued to these individuals.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9    Shareholders' equity (continued)

     Common stock issuances (continued)

     For the year ended June 30, 2001, the Company issued 575,000 shares of its common stock as follows:

     -- In August 2000, 150,000 unregistered shares were issued to a consulting firm for services rendered, which resulted in a charge to operations of $807,000 and is included in sales and marketing in the consolidated statements of operations. One of the Company's employees, who is also a shareholder, has an ownership interest in this consulting firm.

     -- On May 14, 2001 and in connection with the Company entering into a one year agreement with its investment bankers, the Company issued 400,000 unregistered shares. The fair value of the shares, $1,156,000, was amortized over the life of the agreement and is included in general and administrative in the consolidated statements of operations. The investment bankers have demand registration rights on the shares issued 90 days after the commencement of the agreement.

     -- In June 2001, 25,000 unregistered shares were issued to a consulting firm for services rendered, which resulted in a charge to operations of $89,250 and is included in general and administrative in the consolidated statements of operations.

     For the year ended June 30, 2002, the Company issued 3,439,506 shares of its common stock as follows:

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

     -- In November 2001, the Company completed private placements with Credit Suisse Asset Management, LLC, and Whiffletree Partners, LP, which is managed by Palisade Capital Management, LLC, whereby the Company sold an aggregate of 1,500,000 shares of unregistered common stock at $2.00 per share (a total of $3,000,000) exclusive of commissions and professional services aggregating $310,000, $300,000 of which was paid to a company in which an employee of NetWolves has an ownership interest.

     -- In November 2001, and in consideration for the termination of a three year employment agreement, the Company issued 200,000 shares of unregistered common stock and a warrant to purchase 100,000 shares of unregistered common stock to such employee, which resulted in a charge to loss from discontinued operations of $320,000 (exclusive of $150,000 which had been previously accrued).

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9    Shareholders' equity (continued)

     Common stock issuances (continued)

     -- In January 2002, the Company issued 100,000 shares of unregistered common stock for professional and consulting services relating to potential business acquisitions to a company in which an employee of NetWolves has an ownership interest. A portion of the cost of such issuance has been included in other current assets in the condensed consolidated balance sheets at June 30, 2002.

     -- During the year the Company issued a total of 30,000 shares of unregistered common stock to two consultants for professional services which resulted in a charge to fiscal 2002 operations of $68,300.

     -- A total of 129,506 shares of the Company's common stock were issued to individuals upon the cashless exercise of warrants previously issued to these individuals.

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

                                                           Approximate
                                          Maximum         net cumulative
                                         allowable          issuances         Maximum
       Plans          Date adopted       issuances        June 30, 2002    term in years
       -----          ------------       ---------       ----------------  -------------

     1998 Plan         June 1998          282,500            121,000             10
     2000 Plan         July 2000        1,500,000          1,394,000             10
     2001 Plan       February 2001      1,750,000            850,000             10
                                        ---------          ---------
                                        3,532,500          2,365,000
                                        =========          =========

     Warrants

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9    Shareholders' equity (continued)

     Warrants (continued)

     -- On July 31, 1999, a financial consultant to the Company was granted a five-year warrant to purchase 100,000 shares of common stock, at an exercise price of $12 per share. The warrants are immediately exercisable and the shares issuable pursuant to the warrants have piggyback registration rights. The value of the warrants of $1,704,000 was being amortized over a period of three months.

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

     -- In connection with the February 10, 2000 acquisition of ComputerCOP Corporation, the Company issued a warrant to purchase an aggregate of 300,000 shares of the Company's stock that are initially exercisable at $25 per share if exercised on or before September 30, 2002 and $30 thereafter until they expire on February 10, 2005. The fair value of this warrant of $2,928,000 has been allocated between the value of the software and the cost of capital obtained. In addition, the Company issued another warrant to purchase an aggregate of 600,000 shares of the Company's common stock. This warrant did not vest in accordance with its terms and was canceled on March 31, 2000.

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9    Shareholders' equity (continued)

     Warrants (continued)

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

     For the year ended June 30, 2001, the Company granted warrants to purchase its common stock as follows:

     -- In May 2001, seven consultants were granted warrants to purchase a total of 105,000 shares of common stock, at exercise prices ranging from $4 to $5 per share. All of the warrants are immediately exercisable and have terms ranging from 2 to 5 years. The value of the warrants resulted in a charge to operations of approximately $197,000 for the three months ended June 30, 2001, portions of which have been included in general and administrative and sales and marketing in the consolidated statements of operations.

     For the year ended June 30, 2002, the Company granted warrants to purchase its common stock as follows:

     -- In February 2002, a consultant was granted a warrant to purchase a total of 100,000 shares of common stock, at an exercise price of $2.94 per share. The warrant is immediately exercisable and has a term of 3 years. The value of the warrant resulted in a charge to operations of approximately $128,000 during the year ended June 30, 2002, which has been included in general and administrative in the consolidated statements of operations.

     The value of the warrants had been calculated using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility of 75%, 75% and 65% for fiscal 2002, 2001 and 2000, respectively, risk-free interest rates ranging from 3.55% to 6.69%, and expected life equaling the term of each respective warrant.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9    Shareholders' equity (continued)

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

                                                  For the year ended June 30,
                                        ------------------------------------------------
                                            2002             2001             2000
                                            ----             ----             ----
Net loss
  As reported                           $(11,630,610)    $(20,631,492)    $(24,326,948)
  Pro forma                             $(12,295,088)    $(32,903,464)    $(24,950,773)

Basic and diluted net loss per share
  As reported                           $      (0.99)    $      (2.35)    $      (3.46)
  Pro forma                             $      (1.05)    $      (3.74)    $      (3.55)


     The weighted average fair value per share of common stock, options and warrants granted to employees during the years ended June 30, 2002, 2001 and 2000, approximated $1.38, $2.73 and $10.97, respectively, are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility ranging from 65% to 75%, risk-free interest rates ranging from 4.57% to 6.69%, and expected lives ranging from 2 to 10 years.

     The following is a summary of all of the Company's stock options and warrants that were described in detail above (excluding the TSG stock options):

                                                                        Weighted
                                                                        average
                                               Number options and       exercise
                                                    warrants           price per
                                                                         share
                                               -------------------     ----------
Outstanding at June 30, 1999                        2,115,500          $   3.13
   Granted                                          1,901,500          $  18.86
   Exercised                                         (120,500)         $   1.90
   Forfeited                                         (839,667)         $  19.68

Outstanding at June 30, 2000                        3,056,833          $   6.29
   Granted                                          4,830,250          $   4.63
   Exercised                                                -          $      -
   Forfeited                                         (752,583)         $   8.23

Outstanding at June 30, 2001                        7,134,500          $   4.96
   Granted                                            719,700          $   3.43
   Exercised                                         (129,506)         $   1.63
   Forfeited                                         (250,494)         $   5.29
                                                    ---------
Outstanding at June 30, 2002                        7,474,200          $   4.86
                                                    =========

At June 30, 2002, there were approximately 1,167,500 options available for future issuance.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



9    Shareholders' equity (continued)

     Summary of options and warrants (continued)

     The following table summarizes information about all of the Company's options and warrants outstanding at June 30, 2002:

                                        Options and warrants                Options and warrants
                                           outstanding at                      exercisable at
                                           June 30, 2002                       June 30, 2002
                                        --------------------                ---------------------
                                             Weighted
                                              average       Weighted                     Weighted
                                             remaining      average                       average
        Range of              Number of     contractual     exercise      Number of      exercise
     exercise prices            shares          life         price         Shares          price
     ---------------          ---------    -------------   ---------      ----------    ---------
     $  1.63-$1.75            1,507,000         3.54        $  1.67      1,007,000        $  1.63
     $  2.94-$3.30              557,500         4.30        $  3.18        102,500        $  2.94
     $  4.00-$4.82            1,997,000         3.76        $  4.03      1,961,667        $  4.03
     $  5.00-$5.25            2,327,200         3.13        $  5.10      2,277,333        $  5.10
     $  6.00-$9.50              244,500         2.58        $  7.14        134,833        $  8.03
     $10.00-$13.00              623,500         4.07        $ 10.94        611,167        $ 10.92
     $15.00-$18.00              217,500         1.86        $ 16.42        217,500        $ 16.42
                              ---------                                  ---------
                              7,474,200                                  6,312,000
                              =========                                  =========

     Options exercisable as of June 30, 2001 and June 30, 2000 was 6,345,832 and 2,297,000, respectively.

     All employee based stock compensation awards issued for the year ended June 30, 2002 had no intrinsic value and, accordingly, resulted in no charge to operations in such period.

10   Segment information

     The Company reports segments in accordance with Financial Accounting Standards Board Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information". As of June 30, 2002, the Company and its subsidiaries operate in two separate business segments, the Technology segment and the Training and Consulting segment. These operating segments are representative of the Company's management approach to its evaluation of its operations. The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies. The Technology segment, which operates worldwide, is primarily engaged in the design, development, marketing and support of information delivery hardware products and software. The Training and Consulting segment, which operates domestically, provides management, consulting, educational and training services primarily to the oil and gas and automotive industries throughout the United States.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10   Segment Information (contined)

                                                For the year ended June 30,
                                       -------------------------------------------
                                            2002            2001           2000
                                            ----            ----           ----
     Revenue
       Technology                      $    404,498     $    487,588    $    132,825
       Training and consulting              334,250          937,550       1,290,865
                                       ------------     ------------    ------------
         Total                         $    738,748     $  1,425,138    $  1,423,690
                                       ============     ============    ============
     Operating loss
       Technology                      $(10,127,644)    $(14,460,314)   $(14,786,837)

     Training and consulting               (538,428)      (1,441,735)     (9,029,678)
                                       ------------     ------------    ------------
       Total                           $(10,666,072)    $(15,902,049)   $(23,816,515)
                                       ============     ============    ============

                                                                       June 30,
                                                                -----------------------
                                                                2002               2001
                                                                ----               ----
     Identifiable assets
       Technology                                           $ 3,114,692        $ 6,413,782
       Training and consulting                                   45,143            241,369
                                                            -----------        -----------
                                                              3,159,835          6,655,151
       Net assets of discontinued operations                     64,619            205,293
                                                           ------------        -----------
       Total                                               $  3,224,454        $ 6,860,444
                                                           ============        ===========

       Net revenue by geographic area follows:


                                                For the year ended June 30,
                                       -------------------------------------------
                                            2002            2001           2000
                                            ----            ----           ----
     Revenue
       United States                   $    686,882     $  1,115,838     $  1,423,690
       Foreign                               51,866          309,300             -
                                       ------------     ------------     ------------
         Total                         $    738,748     $  1,425,138     $  1,423,690
                                       ============     ============     ============

     The Company incurred interest expense of $16,250 and $21,321 in the Technology and the Training and Consulting segments, respectively for the year ended June 30, 2002. Additionally, the Company incurred depreciation expense of $198,971 and $7,319 in the Technology and the Training and Consulting segments, respectively, for the year ended June 30, 2002.

     The Company had one major customer in the Technology segment, which accounted for 34% of consolidated revenue for the year ended June 30, 2002 and four customers, one in the Technology segment and three in the Training and Consulting segment that accounted for 29%, 10%, 13% and 21% of consolidated accounts receivable at June 30, 2002. The Company had two major customers, one in the Technology segment and one in the Training and Consulting segment, which accounted for 21% and 35%, respectively, of consolidated revenue for the year ended June 30, 2001 and two customers that accounted for 56% and 12% of consolidated accounts receivable at June 30, 2001. The Company had two major customers, both included in the Training and Consulting segment, which accounted for 46% and 24% of consolidated revenue for the year ended June 30, 2000.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11   Income taxes

     The  provision for income taxes consists of the following:


                                           For the year ended June 30,
                                           2002        2001        2000
                                           ----        ----        ----

     Current - Federal and States       $    -      $    -      $ (25,000)
     Deferred - Federal                      -           -           -
     Deferred - States                       -           -           -
                                        ----------  ----------  ----------
     Provision for income taxes         $    -      $    -      $ (25,000)
                                        ==========  ==========  ==========


     The following table summarizes the significant differences between the Federal statutory tax rate and the Company's effective tax rate for financial reporting purposes:

                                              For the year ended June 30,
                                              2002        2001        2000
                                              ----        ----        ----
     Federal statutory tax rate            (34.0)%     (34.0)%     (34.0)%
     State and local taxes net of Federal
     Tax effect                             (6.0)       (6.0)       (6.0)
     Stock and option compensation            .4          .8         9.2
     Other items                               -         (.1)          -
     Loss on disposal                          -         1.1           -
     Depreciation & amortization               -          .5           -
     Effect of graduated tax rates             -           -           -
     Impairment                                -         5.8         5.7
     Permanent differences                    .2          .2          .1
     Valuation allowance on deferred tax
     Asset                                  39.4        31.7        25.1
                                           ------      ------      ------
     Effective tax rate                      0.0%        0.0%        0.1%
                                           ======      ======      ======

     The tax effects of temporary differences and carryforwards that give rise to deferred tax assets or liabilities are summarized as follows:

                                                                 June 30,
                                                    ---------------------------------
                                                        2002                 2001
                                                        ----                 ----
     Non deductible reserves and other               $    216,000      $     266,000
     Loss on disposal of discontinued operations          148,000            260,000
     Net operating loss carryforward                   16,246,000         11,465,000
     Intangible assets                                  2,407,000          2,758,000
     Valuation allowance on net deferred tax asset    (19,017,000)       (14,749,000)
                                                     ------------      -------------
        Deferred tax asset, net                      $          -      $           -
                                                     ============      =============

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11   Income taxes (continued)

     Due to the history of net operating losses for income tax purposes, the Company has provided for full valuation allowances on the net deferred tax asset due to it being more likely than not that the deferred tax asset will not be utilized.

     At June 30, 2002, the Company has net tax operating loss carryforwards of approximately $40.6 million. A portion or all of these losses may be subject to Section 382 of the Internal Revenue Code and therefore not available to offset future income tax liabilities. The carryforward losses expire in the years 2012 through 2022 and have not been recognized in the accompanying consolidated financial statements as a result of a valuation allowance against the deferred tax asset.

12   Related party transactions

     In connection with the Merger, the Company had assumed obligations and entered into commitments with one of the Company's shareholders, who was also a director and treasurer of TSG, as follows:

     -- Deferred compensation payable aggregating $100,000 at June 30, 1999, represented unpaid salary to the TSG officer for services rendered prior to the Merger. The deferred compensation was payable in six monthly installments of $16,667 commencing in October 31, 1999.

     -- TSG leased its office facilities from the TSG officer for annual lease payments of approximately $75,000 (exclusive of sales tax) through December 2004, which approximates fair market value. The Company paid approximately $53,000 and $79,000 in connection with this lease for the years ended June 30, 2001 and 2000, respectively.

     -- The loans and advances from the TSG officer of $144,348 were payable in four equal monthly installments of $37,203 (including interest at 8%) commencing on July 1, 1999.

     In addition, in July 1999, another shareholder, who was the President and Chief Executive Officer of TSG, borrowed $50,000 from the Company at an interest rate of 6% per annum. Interest on the loan was payable quarterly and the entire principal balance was payable upon the third anniversary date of issuance. In connection with the settlement of the TSG lawsuit, the note was forgiven (Note 15).

     In August 2000, 150,000 unregistered shares were issued to a consulting firm for services rendered (Note 9). One of the Company's employees, who is also a shareholder, has an ownership interest in this consulting firm. In December 2000, the Company reduced the exercise price of 300,000 warrants previously issued to this consulting firm to $5 per share and shortened the remaining term of the warrant to three years, which resulted in a charge to operations of $468,000 that is included in general and administrative expenses. The market price of the Company's common stock at the time of this reduction was $4.188 per share.

     In July 2001, the Company paid $300,000 for marketing services to a consulting firm in which one of the Company's employees has an ownership interest. This amount is included in sales and marketing in the consolidated statements of operations for the year ended June 30, 2001.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



13   Major customers/significant agreements

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

     On June 22, 2000 and in connection with the Company entering into the agreement with GE, the Company issued a warrant to purchase 500,000 shares of common stock (Note 9).

     In June 2000, the Company issued 200,000 shares of common stock to GE (Note
     9).

     Amoco Oil Company

     On December 1, 1999, the Company entered into a three-year agreement (the "Management Agreement") with Amoco Oil Company ("Amoco"), whereby the Company was granted the exclusive right to service and support certain franchised automotive maintenance and repair businesses located within Minnesota. For the years ended June 30, 2001 and 2000, the Company recorded management fee revenue from the Management Agreement of approximately $500,000 and $650,000, respectively.

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

     On April 10, 2000, the Company exercised its right to terminate its exclusive distributorship agreement with Anicom pursuant to its terms.

14   Commitments and contingencies

     Leases

     The Company has entered into several leases for office space, office equipment and vehicles. At June 30, 2002, the approximate future minimum annual lease payments, are summarized as follows:


     Fiscal year ending June 30,

        2003                             $  607,000
        2004                                604,000
        2005                                608,000
        2006                                270,000
                                         ----------
                                         $2,089,000
                                         ==========

     The above future minimum annual lease payments include approximately $307,000 in payments for discontinued operations.

     Total rent expense (excluding discontinued operations) for the years ended June 30, 2002, 2001 and 2000 was $590,508, $576,914, and $394,184,
     respectively.

     Employment agreements

     In connection with the Merger (Note 3), TSG entered into employment agreements with 5 executives who were the principals of SMCI. Each of the agreements were substantially identical and provided for the following significant terms:

     -- employment terms of three years with automatic renewals for additional one-year terms unless terminated by either party through written notice,

     -- annual salaries of $150,000 for two individuals and $100,000 for three individuals adjusted annually for cost of living increases,

     -- two of the executives were to receive 5% of pre-tax profits of TSG (up to a maximum of 100% of each employee's base salary) and three of the executives were to receive 1.67% of pre-tax profits of TSG (up to a maximum of 50% of each employee's base salary),

     -- an aggregate of 605,000 incentive TSG stock options issued to the employees (Note 3),

     -- an aggregate of 175,000 contingently issuable incentive TSG stock options to the employees (Note 3),

     -- if within eighteen months of the Merger, TSG had not initiated an initial public offering or acquired a publicly held shell, two executives were to receive 10% of pre- tax profits of TSG up to $10 million and 5% of pre-tax profits in excess of $10 million, not to exceed, in the aggregate, $1.5 million in compensation in any year.

     In November 2000, the Company ceased payments under the TSG employment agreements in connection with litigation with The Sullivan Group and all agreements were cancelled as part of the settlement of such litigation (Note 15).

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



14   Commitments and contingencies (continued)

     Employment agreements (continued)

     In August 2000 the Company entered into employment agreements with four employees with the following terms:

     -- One of the agreements was for a period of three years and granted the employee warrants to purchase 250,000 shares of common stock of the Company at a purchase price of $5.25 per share, subject to a vesting schedule as specified in such agreement. This agreement was terminated in July 2001 (Note 9).

     -- Another agreement is for a thirty-month period and provides for a monthly salary of $12,000, plus reimbursement of certain expenses of $3,000 per month. In addition, the agreement also grants the employee warrants to purchase 350,000 shares of common stock of the Company at a purchase price of $5.25 per share, subject to a vesting schedule as specified in such agreement. In July 2000 and before commencement of employment, this individual received $250,000 in consulting fees relating to the Company's agreement with General Electric Company.

     -- Another agreement is for a period of three years and grants the employee/stockholder, who is affiliated with a law firm who provided legal services to the Company, warrants to purchase 275,000 shares of common stock of the Company at a purchase price of $5.125 per share, subject to a vesting schedule as specified in such agreement;

     -- The last agreement was for a period of three years and provided for monthly compensation of $20,000, and the agreement also granted the employee warrants to purchase 200,000 shares of common stock of the Company at a purchase price of $5.25 per share, subject to a vesting schedule as specified in such agreement. This agreement was terminated in November 2001 (Note 4).

     Effective October 2000, the Company has entered into employment agreements with certain members of its executive management team. All of the employment  agreements  provide for  certain  payments  following  death or disability, for certain fringe benefits such as reimbursement for reasonable expenses and participation in medical plans, and for accelerated payments in the event of change of control of the Company. The specific terms are as follows:

     -- The agreement with the Chief Executive Officer is for a term of five years at an annual salary of $275,000 subject to cost of living increments.

     -- The agreement with the Senior Vice President is for a term of three years, subject to two additional one-year extensions, at an annual salary of $175,000.

     -- The agreement with the Vice President of Finance is for a term of three years, subject to two additional one-year extensions, at an annual salary of $150,000.

     Benefit plans

     The Company has established a 401(k) defined contribution plan. Employees 21 years or older with at least six months of service are eligible to participate in the plan. Participants may elect to contribute, on a tax-deferred basis, up to 15% of their compensation, not to exceed $11,000, in 2002. The Company did not make any contributions to the plan in 2002, 2001 and 2000.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



14   Commitments and contingencies (continued)

     Benefit plans (continued)

     As of a result of the Merger, TSG had assumed the obligations of a 401(k) defined contribution plan that provided retirement benefits to qualified TSG employees. Company contributions to the plan were discretionary. In addition, employees had the option of deferring and contributing a portion of their annual compensation to the plan in accordance with the provisions of the plan. Pension expense was approximately $7,000 and $2,000 for the years ended June 30, 2001 and 2000, respectively. There was no pension expense for the year ended June 30, 2002.

15   Legal matters

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

     The Sullivan Group

     On or about November 22, 2000 the Company commenced a lawsuit ("Action 1") in the United States District Court for the Southern District of New York against certain defendants who were officers and/or directors of TSG (the "Sullivan Group") and against an Ohio Corporation, ProCare, Inc. ("ProCare"). In response to Action 1, on or about December 19, 2000, the Sullivan Group commenced a lawsuit ("Action 2") in the United States District Court for the Southern District of New York against the Company and other defendants. The Company claimed that it was induced to enter into the merger agreement and consummate the merger transaction based upon fraudulent misrepresentations and the purposeful concealment of material information by the Sullivan Group. The Sullivan Group was contending, correspondingly, that it was the Company and certain of the current and former officers and directors who induced the Sullivan Group to enter into the merger agreement by making false or negligent misrepresentations regarding the Company's principal product. Service revenue from the TSG subsidiary has been, and will continue to be substantially reduced as a result of the reduction in its operations.

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



15   Legal matters (continued)

     The  Sullivan  Group  (continued)

     Subsequently, the Sullivan Group (as the Plaintiffs in Action 2) sought an Order compelling the Company to issue an opinion that shares previously issued to the Sullivan Group (the "Shares") are freely saleable without any restrictions or limitations under Rule 144. The Company opposed this application on the ground that independent of the aggregation or "acting in concert" limitation under Rule 144 which the Company contends was applicable, the return of the Shares was an element of the relief sought by the Company in Action 1.

     In a decision dated May 8, 2001, which addressed all three motions, the Court granted the Sullivan Group's motion to dismiss Action No. 1 on the ground that full diversity of citizenship between the plaintiffs and the defendants did not exist, and, therefore, as a procedural matter, the Court lacked subject matter jurisdiction. As a consequence, in addition to denying the material allegations of the Sullivan Group's complaint and setting forth several affirmative defenses to the 10b-5 claim and the claims for fraud, negligent misrepresentation and breach of the Employment Agreements, the Company and TSG had then reasserted as counterclaims in their answer in Action No. 2, all of the claims which they had asserted against the Sullivan Group and ProCare (as an additional defendant on the counterclaims) in their complaint in Action No. 1 plus an additional claim against the Sullivan Group for breach of certain of the express representations and warranties in the Merger Agreement. Based on the foregoing, the Company and TSG were seeking compensatory damages in excess of $5 million, punitive damages in the amount of $5 million and injunctive and other ancillary relief. Based upon the allegations in its complaint, the Sullivan Group was seeking $8 million in compensatory damages and $8 million in punitive damages. Although the Court did enjoin the Company to have its counsel issue an opinion letter under Rule 144, the Sullivan Group nevertheless were restricted to selling as a group during the prescribed temporal periods only that limited number of shares permitted under the aggregation proscriptions of Rule 144(e). The Court further mandated that as a condition of granting such preliminary injunctive relief, the Sullivan Group was compelled to deposit all of the proceeds of such sales into an escrow.

     In July 2002, this action including all of the counterclaims was settled in all respects pursuant to a settlement agreement which provided essentially for the exchange of releases among the parties and the reimbursement to David Sullivan of $50,000 in respect of prior unpaid expenses incurred by him on behalf of the Sullivan Group.

     Security guard business

     Certain  claims,  suits and  complaints  arising in the normal  course with respect to the Company's former uniformed security guard services operations have been filed or are pending against the Company. Generally, these matters are covered by the Company's general liability insurance policy. In the opinion of management, all such matters are without merit or are of such kind, or involve such matters, as would not have a significant effect on the financial position or results of operations of the Company, if disposed of unfavorably.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



16   Management's plan

     Historically, the Company's source of liquidity has been equity financing which is used to fund losses from operating activities. NetWolves had cash and cash equivalents of approximately $657,000 at June 30, 2002 and an additional $4 million was received subsequent to June 30, 2002 (Note 17). In order for the Company to execute its business plan, additional cash outflows are necessary for, among other things, continued development of technology, conducting customer pilot programs and increased sales efforts. To the extent necessary, the Company intends to utilize the expected operating profits of the recently acquired Norstan Network Services, Inc. and raise additional monies from the sale of its capital stock to meet its funding needs over the next 12 to 24 months, however, there can be no assurance that the Company will have sufficient capital to finance its operations. If the Company is unable to raise additional monies from the sale of its capital stock, or there is a reduction in the expected operating profits of Norstan Network Services, Inc., management will institute cost saving measures intended to significantly reduce its overhead expenses and curtail the operations of certain business segments. However, even if the Company does raise sufficient operating capital and Norstan Network Services, Inc. continues to generate operating profits, there can be no assurances that the net proceeds will be sufficient to enable it to develop its business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. However, the accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

17   Subsequent events

     Acquisition of Norstan Network Services, Inc.

     On July 9, 2002, the Company, through its wholly owned subsidiary, NetWolves Acquisitions, Inc., acquired all of the outstanding capital stock of Norstan Network Services, Inc. ("NNSI") pursuant to a Stock Purchase Agreement dated as of January 30, 2002, as amended, among Norstan, Inc. ("Seller") and NNSI, both Minnesota corporations, the Company and NetWolves Acquisitions, Inc., a Delaware corporation. The Company paid to the Seller $7,500,000, $3,750,000 of which was paid in cash on or prior to closing and $3,750,000 is payable under the term of a non-interest bearing promissory note due July 9, 2003. The purchase price was determined through arms' length negotiations. The $3,750,000 in cash paid by the Company to the Seller was primarily obtained through equity and debt financing (see below) and to a lesser extent from working capital. The total purchase price, including acquisition costs, is summarized as follows:


     Cash paid to Norstan, Inc., on or prior to closing       $  3,750,000
     Promissory note payable*                                    3,479,850
     Finders fee                                                   350,000
     Professional fees                                             218,500
                                                              ------------
                                                              $  7,798,350
                                                              ============

*The non-interest bearing promissory note payable with a face value of $3,750,000 was discounted using a rate of 7.5% and is due on July 9, 2003.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



17   Subsequent events (continued)

     Acquisition of Norstan Network Services, Inc. (continued)

     NNSI provides multiple source long distance services and related consulting and professional services throughout the United States. As a result of the acquisition, the Company expects to increase its security solution revenues by leveraging NNSI's existing customer base. In addition, the Company expects the acquisition will enable it to expand the range of services it can offer its major customer as well as future customers. The results of NNSI's operations will be included in our consolidated financial statements commencing July 9, 2002.

     The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the July 9, 2002 acquisition date. The fair value of intangibles was obtained from a third party appraisal, the cost of which is included in the purchase price. The determination of the fair value of assets and liabilities at the acquisition date as well as the identification of other intangible assets is continuing and may be subject to change.


Current assets                                            $  2,860,923
Equipment                                                       56,300
Intangible assets not subject to amortization - licenses       203,000
Intangible assets subject to amortization
   (estimated 5 year useful life)                            3,376,000
Goodwill                                                     3,574,219
                                                          ------------
Total assets acquired                                       10,070,442
                                                          ------------
Current liabilities                                         (2,272,092)
                                                          ------------
Total liabilities assumed                                   (2,272,092)
                                                          ------------
Net assets acquired                                       $  7,798,350
                                                          ============


     As summary of the fair value of acquired intangible assets subject to amortization, as determined by a third party appraisal, as well as their respective estimated useful lives, is as follows:

                                         Estimated
                                         Useful Life        Fair Value
                                         -----------        ----------
Customer base                              5 Years         $ 2,436,000
Computer billing software                  5 Years             940,000
                                                           -----------
Total intangible assets                                    $ 3,376,000
                                                           ===========

     All of the goodwill arising from this acquisition is expected to be deductible for income tax purposes over a period of 15 years.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



17   Subsequent events (continued)

     Post year end financing

     On July 16, 2002 the Company amended its Certificate of Incorporation, as authorized by its Board of Directors, by designating 1,000,000 shares of its 2,000,000 shares of preferred stock as Series A Convertible Preferred Stock, par value $.0033 per share ("Series A Preferred Stock").

     Cumulative dividends on the Series A Preferred Stock will accrue at a rate of 8% per annum from the date of issuance and will be payable annually in additional shares of the Series A Preferred Stock. Each share of the Series A Preferred Stock will be convertible at the time of the holders' option into 10 shares of the common stock (an exercise price of $1.50 per share). Holders of Series A Preferred Stock will have voting rights on an as if converted basis and will vote as a single class with holders of the Company's common stock.

     Through August 15, 2002, the Company has issued 219,833 shares of its Series A Preferred Stock for a total cash consideration of $3,297,500. The shares were issued in connection with a private offering of the Company's securities pursuant to which shareholders also received warrants to purchase shares of the Company's common stock at an initial exercise price equal to $1.65 per share. Five warrants were issued for each share of Series A Preferred Stock (one-half warrant for each share of common stock issuable upon conversion of the Series A Preferred Stock). The warrants are exercisable for five years from the issuance date and are callable by the Company if the closing price of the Company's common stock is at or above three times the exercise price for 30 consecutive trading days.

     Approximately $3,000,000 of the proceeds from the sale of the Series A Preferred Stock was utilized to purchase the outstanding capital stock of Norstan Network Services, Inc. in July 2002. The Company is seeking to sell additional shares of its Series A Preferred Stock, the proceeds of which are intended to be used for working capital.

     On July 10, 2002, the Company received advances from certain individuals, some of whom are officers and directors of the Company, aggregating $600,000, of which, $100,000 was subsequently repaid. The advances are non-interest bearing, due on demand and have no scheduled repayment terms.

     Stock option plan

     In June 2002, the Company's Board of Directors authorized the creation of the 2002 stock option plan (the "2002 Plan") to grant non-qualified stock options to employees, directors and consultants to purchase up to a total of 3,000,000 shares of the Company's common stock. If any award under the Plans terminates, expires unexercised, or is canceled, the shares of common stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. As of September 30, 2002, no options had been issued under this plan.

To the Board of Directors and
   Stockholders of
NetWolves Corporation



                          INDEPENDENT AUDITORS' REPORT

The audit referred to in our report dated August 24, 2000 on the consolidated financial statements of NetWolves Corporation and subsidiaries, which appear in
Part II,  also  include  Schedule  II for the year  ended  June 30,  2000.  This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein, in compliance with the applicable accounting regulations of the Securities and Exchange Commission.


/s/ Eisner LLP
Eisner LLP
(formerly Richard A. Eisner & Company, LLP)



New York, New York
August 24, 2000

                                  SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                                     Additions
                                                    Balance at       charged to     Deductions      Balance
                                                    beginning        costs and         from         at end
                                                    of period        expenses       allowances      of period
                                                    ---------        ----------     ----------      ----------
Year ended June 30, 2002:
  Allowance for doubtful notes and accounts
     receivable                                     $  152,259       $   38,905     $     -        $  191,164
  Allowance for other assets                        $   33,589       $   56,000     $     -        $   89,589
  Accrued losses of discontinued operations         $  496,927       $        -     $  123,957     $  372,970

Year ended June 30, 2001:
  Allowance for doubtful accounts receivable        $   44,747       $  107,512     $     -        $  152,259
  Allowance for other assets                        $        -       $   33,589     $     -        $   33,589
  Accrued losses of discontinued operations         $        -       $  496,927     $     -        $  496,927

Year ended June 30, 2000:
  Allowance for doubtful accounts receivable        $   40,000       $   30,000     $   25,253     $   44,747
  Provision for impairment of intangible assets     $        -       $4,016,080     $     -        $4,016,080
