Form 10-Q
period 2002-09-30
NETWOLVES CORP
filed 2002-11-14
CIK 1084103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002

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


                 4002 Eisenhower Blvd, Tampa, Florida 33634-7511
                    (Address of principal executive offices)

                                 (813) 286-8644
              (Registrant's telephone number, including area code)

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

                          Yes    X        No
                                ---


Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

                                                 NUMBER OF SHARES OUTSTANDING ON
        TITLE OF CLASS                                 October 23, 2002
------------------------------                   -------------------------------
Common Stock, $.0033 par value                           12,607,119

                                                         ----------

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                         FORM 10-Q - SEPTEMBER 30, 2002

                                     INDEX


PART I - FINANCIAL INFORMATION


    ITEM 1 - FINANCIAL STATEMENTS

    CONDENSED CONSOLIDATED BALANCE SHEETS
       September 30, 2002 (unaudited) and June 30, 2002                    1 - 2

    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
     COMPREHENSIVE LOSS
       For the three months ended September 30, 2002 (unaudited)
        and September 30, 2001 (unaudited)                                 3 - 4

    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the three months ended September 30, 2002 (unaudited)
        and September 30, 2001 (unaudited)                                 5 - 6

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                  7 - 13

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                        14 - 19

    ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK        19

    ITEM 4 - CONTROLS AND PROCEDURES                                          19


PART II - OTHER INFORMATION

    ITEM 1 - LEGAL PROCEEDINGS                                                20

    ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                        20

    ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                  20

    ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              20

    ITEM 5 - OTHER INFORMATION                                                20

    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                 20

SIGNATURES                                                                    21

CERTIFICATIONS                                                           22 - 24

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    September 30,           June 30,
                                                                        2002                  2002
                                                                 ------------------    ------------------
                                                                      (Unaudited)
ASSETS

Current assets
     Cash and cash equivalents                                   $        1,248,105    $          656,880
     Restricted cash                                                        294,563               366,276
     Marketable securities, available for sale, at market value                 -                  82,250
     Accounts receivable, net                                             3,142,063               107,178
     Inventories                                                            135,900               136,930
     Prepaid expenses                                                        61,783               129,293
     Purchase deposits                                                          -                 841,000
     Other current assets                                                    18,847                13,491
                                                                 ------------------    ------------------
         Total current assets                                             4,901,261             2,333,298

Property and equipment, net                                                 699,260               682,395

Software, net                                                               988,342               104,874

Intangible assets, net                                                    2,574,568                45,394

Goodwill                                                                  3,515,698                   -

Other assets                                                                 58,493                58,493
                                                                 ------------------    ------------------
                                                                 $       12,737,622    $        3,224,454
                                                                 ==================    ==================

The accompanying notes to the financial statements are an integral part of these condensed consolidated balance sheets.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS


(continued)                                                         September 30,           June 30,
                                                                        2002                  2002
                                                                 ------------------    ------------------
                                                                      (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued expenses                       $        3,203,982    $          675,321
    Accrued losses of discontinued operations                              103,043               137,958
    Deferred revenue                                                       637,884                46,780
    Due to Norstan, Inc.                                                   221,570                 -
    Advances from related parties                                          500,000                 -
    Current maturities of long-term debt                                 3,904,600               362,982
                                                                 ------------------    ------------------
       Total current liabilities                                         8,571,079             1,223,041
Accrued losses of discontinued operations                                  200,964               235,012
                                                                 ------------------    ------------------
         Total liabilities                                               8,772,043             1,458,053
                                                                 ------------------    ------------------
Minority interest                                                          272,304               272,533
                                                                 ------------------    ------------------
Commitment and contingencies

Shareholders' equity
    Preferred stock, $.0033 par value; 2,000,000 shares authorized on September 30, 2002 and June 30, 2002; 262,462 and no shares issued and outstanding on September 30, 2002 and June 30,
      2002, respectively                                                 2,906,851                  -

    Common stock, $.0033 par value; 50,000,000 shares authorized on
      September 30, 2002 and June 30, 2002; 12,607,119 shares issued
      and outstanding on September 30, 2002 and June 30, 2002               41,604                41,604
     Additional paid-in capital                                         65,879,102            65,176,647
     Accumulated deficit                                               (65,134,282)          (63,611,478)
     Accumulated other comprehensive loss                                      -                (112,905)
                                                                 ------------------    ------------------
       Total shareholders' equity                                        3,693,275             1,493,868
                                                                 ------------------    ------------------
                                                                 $       12,737,622    $        3,224,454
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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
                                  (Unaudited)

                                                            For the three months ended
                                                                    September 30,
                                                            --------------------------

                                                              2002                  2001
                                                      -------------------   -------------------
 Revenue
    Products                                          $         4,682,744    $           56,872
    Services                                                      142,006               130,553
                                                      -------------------   -------------------
                                                                4,824,750               187,425
                                                      -------------------   -------------------
 Cost of revenue
    Products                                                    3,122,574                44,310
    Services                                                       93,091               113,708
                                                      -------------------   -------------------
                                                                3,215,665               158,018
                                                      -------------------   -------------------
 Gross profit                                                   1,609,085                29,407
                                                      -------------------   -------------------
 Operating expenses
    General and administrative                                  1,821,368             1,888,878
    Engineering and development                                   448,974               499,183
    Sales and marketing                                           686,353               767,881
                                                      -------------------   -------------------
                                                                2,956,695             3,155,942
                                                      -------------------   -------------------
 Loss before other income (expense)                            (1,347,610)           (3,126,535)

 Other income (expense)
    Investment income                                              1,546                 48,363
    Realized loss on sale of marketable securities              (115,201)                   -
    Minority interest                                                229                  2,413
    Interest expense                                             (61,768)                (5,880)
                                                      -------------------   -------------------
Net loss                                                      (1,522,804)            (3,081,639)

 Other comprehensive loss:
    Marketable securities valuation adjustment                       -                   (4,500)
                                                      -------------------   -------------------
 Comprehensive loss                                   $        (1,522,804)  $       (3,086,139)
                                                      ===================   ===================


The accompanying notes to the financial statements are an integral part of these condensed consolidated statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                  (Unaudited)


(continued)

                                              For the three months ended
                                                    September 30,
                                              --------------------------
                                                 2002              2001
                                                 ----              ----
Basic and diluted net loss per share:

Net loss                                     $ (1,522,804)    $ (3,081,639)
  Dividends on preferred stock                    (57,133)            -
                                             -------------    -------------

Net loss available to common shareholders    $ (1,579,937)    $ (3,081,639)
                                             =============    =============
Basic and diluted net loss per share         $       (.13)    $       (.30)
                                             =============    =============
Weighted average common shares
    outstanding, basic and diluted             12,607,119       10,439,135
                                             =============    =============


The accompanying notes to the financial statements are an integral part of these condensed consolidated statements.


                     NETWOLVES CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                            For the three months ended
                                                                   September 30,
                                                            --------------------------
                                                              2002              2001
                                                              ----              ----
Cash flows from operating activities
  Net loss                                              $  (1,522,804)    $  (3,081,639)
  Adjustments to reconcile net loss to net
    cash used in operating activities
      Depreciation                                             57,198            64,906
      Amortization                                            167,855             7,691
      Noncash charge to operations with respect to
        stock and warrants issued for services and
        amortization of previously issued warrants                  -           776,500
      Minority interest                                          (229)           (2,413)
      Loss on sale of marketable securities                   115,201                 -
      Interest expense                                         61,768                 -
      Loss on disposal of property and equipment                2,634            12,571

  Changes in operating assets and liabilities
      Restricted cash                                          71,713                 -
      Accounts receivable                                  (1,164,799)              643
      Inventories                                               1,030            (2,003)
      Prepaid expenses                                         67,510            91,870
      Other current assets                                     60,163            50,215
      Accounts payable and accrued expenses                   695,257          (413,040)
      Accrued loss on disposal of discontinued operations     (68,963)         (197,777)
      Deferred revenue                                        177,148           (37,616)
      Due to Norstan, Inc.                                  1,068,044                 -
                                                          -----------       -----------
        Net cash used in operating activities                (211,274)       (2,730,092)
                                                          -----------       -----------
Cash flows from investing activities

      Capitalized software costs                                    -            (6,699)
      Proceeds from sale of marketable securities              79,954                 -
      Payment to purchase Norstan Network Services, Inc.   (3,350,000)                -
      Acquisition costs paid                                  (72,000)                -
      Patent costs paid                                        (1,497)                -
      Payments of security deposits                                 -            (6,840)
      Purchases of property and equipment                     (20,397)          (19,107)
                                                          -----------       -----------
        Net cash used in investing activities             $(3,363,940)      $   (32,646)
                                                          -----------       -----------


The accompanying notes to the financial statements are an integral part of these condensed consolidated statements.


                     NETWOLVES CORPORATION AND SUBSIDIARIES

                CONDENSED COMSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



(continued)

                                                                    For the three months ended
                                                                           September 30,
                                                                    --------------------------
                                                                      2002              2001
                                                                      ----              ----
Cash flows from financing activities
  Cash proceeds from private sale of preferred stock and
    warrants                                                     $ 3,936,972       $        -
  Cash proceeds from private sale of common stock                          -        3,325,000
  Financing costs paid                                              (270,533)               -
  Advances                                                           600,000                -
  Repayment of advances                                             (100,000)               -
                                                                 -----------      -----------
     Net cash provided by financing activities                     4,166,439        3,325,000
                                                                 -----------      -----------
Net increase in cash and cash equivalents                            591,225          562,262

Cash and cash equivalents, beginning of period                       656,880        4,411,657
                                                                 -----------      -----------
Cash and cash equivalents, end of period                         $ 1,248,105      $ 4,973,919
                                                                 -----------      -----------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES

Purchase acquisition (Note 4)
  Accounts receivable, net                                       $ 1,870,086      $         -
  Due from Norstan, Inc.                                             846,474                -
  Other receivable                                                    65,519                -
  Property and equipment                                              56,300                -
  Software                                                           940,000                -
  Intangibles                                                      2,639,000                -
  Goodwill                                                         3,515,698                -
  Accounts payable and accrued expenses                           (1,713,771)               -
  Deferred revenue                                                  (413,956)               -
  Note payable to Norstan, Inc.                                   (3,479,850)               -
  Acquisition costs                                                 (575,500)               -
  Purchase deposit                                                  (400,000)               -
                                                                 ------------     -----------

     Payment to purchase Norstan Network Services, Inc.          $ 3,350,000      $         -
                                                                 ===========      ===========
Dividends on preferred stock (Note 7)                            $    57,133      $         -
                                                                 ===========      ===========


The accompanying notes to the financial statements are in integral part of these condensed consolidated statements

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                 THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001




1    Interim financial information

     The summary financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. The accompanying condensed consolidated financial statements, footnotes and discussions of NetWolves Corporation ("NetWolves" or the "Company") should be read in conjunction with the Company's consolidated financial statements, and notes thereto, for the years ended June 30, 2002, 2001 and 2000. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2    The Company

     The condensed consolidated financial statements include the accounts of NetWolves Corporation and its subsidiaries, NetWolves Technologies Corporation ("NWT"), Norstan Network Services, Inc. ("NNSI"), ComputerCOP Corporation ("ComputerCOP") and its majority owned TSG Global Education Web, Inc. ("TSG") (collectively "NetWolves" or the "Company").

     NWT designs, develops, assembles and sells Internet infrastructure security platforms, coupled with network based management services, designed to significantly reduce the up-front and ongoing costs associated with small, medium and remote offices' global Internet access. NNSI provides multiple source data and voice services and related consulting and professional services throughout the United States. TSG provides management and consulting services to the automotive industry. Effective August 31, 2002, the Company ceased all operations of ComputerCOP, terminated all remaining employees of ComputerCOP and subleased a majority of the space previously occupied by ComputerCOP.

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                 THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001




3    Significant accounting policies (continued)

     Inventories

     Inventories consist of raw materials and finished goods. Inventories are valued at the lower of cost or net realizable value using the first-in, first-out method. Raw material and finished goods amounted to $99,523 and $36,377, respectively, at September 30, 2002 and $108,079 and $28,851,
     respectively, at June 30, 2002.

     Business combinations and goodwill

     In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Standards ("SFAS") No. 141, Business Combinations ("SFAS No. 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 addresses financial accounting and reporting for business combinations while SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 141 applies to all business combinations initiated after June 30, 2001, while SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001. Identifiable intangible assets with other than indefinite lives will continue to be amortized in the financial statements, however, goodwill and identifiable intangible assets with indefinite lives will no longer be amortized. In connection with the acquisition of NNSI, the adoption of SFAS No. 141 has had a material impact on the Company's financial statements. Other than the impact on amortization, the adoption of SFAS No. 142 has not had material impact on the Company's financial statements although the Company will be required to review its intangibles and goodwill annually for indicators of impairment and this review could result in recognition of impairment losses.

     Reclassifications

     Certain reclassifications have been made to the condensed consolidated financial statements shown for the prior periods in order to have them conform to the current period's classifications.

4    Business combination

     On July 9, 2002, the Company, through its wholly owned subsidiary, NetWolves Acquisitions, Inc., acquired all of the outstanding capital stock of NNSI pursuant to a Stock Purchase Agreement dated as of January 30, 2002, as amended, among Norstan, Inc. ("Seller") and NNSI, both Minnesota corporations, the Company and NetWolves Acquisitions, Inc., a Delaware corporation. NNSI provides multiple source data and voice services and related consulting and professional services throughout the United States.

     The Company paid to the Seller $7,500,000, $3,750,000 of which was paid in cash on or prior to closing and $3,750,000 is payable under the term of a non-interest bearing promissory note due July 9, 2003. The purchase price was determined through arms' length negotiations. The $3,750,000 in cash paid by the Company to the Seller was primarily obtained through equity and debt financing (Note 7) and to a lesser extent from working capital.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                 THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001




4    Business combination (continued)

     The total purchase price, including acquisition costs, is summarized as follows:


     Cash paid to Norstan, Inc., on or prior to closing         $  3,750,000
     Promissory note payable*                                      3,479,850
     Finders fee                                                     350,000
     Professional fees                                               225,500
                                                                ------------
                                                                $  7,805,350
                                                                ============

*The non-interest bearing promissory note payable with a face value of $3,750,000 was discounted using a rate of 7.5% and is due on July 9, 2003.


     As a result of the acquisition, the Company expects to increase its security solution revenues by leveraging NNSI's existing customer base. In addition, the Company expects the acquisition will enable it to expand the range of services it can offer its existing customers as well as future customers. The results of NNSI's operations have been included in our consolidated financial statements commencing July 9, 2002.

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

        Current assets                                            $   2,782,079
        Equipment                                                        56,300
        Intangible assets not subject to amortization - licenses        203,000
        Intangible assets subject to amortization (estimated 5
          year useful life)                                           3,376,000
        Goodwill                                                      3,515,698
                                                                  -------------
        Total assets acquired                                         9,933,077
                                                                  -------------
        Current liabilities                                          (2,127,727)
                                                                  -------------
        Total liabilities assumed                                    (2,127,727)
                                                                  -------------
        Net assets acquired                                       $   7,805,350
                                                                  =============


                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                 THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001



4    Business combination (continued)

     As summary of the fair value of acquired intangible assets subject to amortization, as determined by a third party appraisal, as well as their respective estimated useful lives, is as follows:

                                         Estimated
                                         Useful Life       Fair Value
                                         -----------       ----------
Customer base                              5 Years         $2,436,000
Computer billing software                  5 Years            940,000
                                                           ----------
Total intangible assets                                    $3,376,000
                                                           ==========

     All of the goodwill arising from this acquisition is expected to be deductible for income tax purposes over a period of 15 years and is included in the Telecommunications segment.

     The following unaudited pro forma financial information has been prepared assuming that the acquisition of NNSI had taken place at the beginning of the periods presented. The pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning those periods, nor is it necessarily indicative of the results that may occur in the future.

                                                For the three months ended
                                                      September 30,
                                                --------------------------
                                                  2002             2001
                                                  ----             ----
Revenue                                         $ 5,176,572    $ 5,525,780
Net loss                                        $(1,457,285)    (2,184,763)
Net loss available to common shareholders       $(1,593,144)   $(2,320,622)
Basic and diluted net loss per share            $      (.13)   $      (.22)



5    Balance sheet components

                                                September 30,        June 30,
                                                   2002                2002
                                                -------------        --------
Property and equipment, net
  Machinery and equipment                        $  825,134        $  755,045
  Furniture and fixtures                            218,497           218,497
  Leasehold improvements                            141,555           140,875
                                                 ----------        ----------
                                                  1,185,186         1,114,417
Less: accumulated depreciation and amortization    (485,926)         (432,022)
                                                 ----------        ----------
Property and equipment, net                      $  699,260        $  682,395
                                                 ==========        ==========


                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                 THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


5       Balance sheet components (continued)

                                                September 30,        June 30,
                                                   2002                2002
                                                -------------        --------
Accounts payable and accrued expenses
  Trade accounts payable and other accrued
     operating expenses                         $ 2,260,814        $   490,311
  Sales, excise and universal services
     charges payable                                310,703                  -
  Compensated absences                              205,102            182,671
  Other liabilities                                 156,049              1,039
  Equity financing fees payable                     107,898                  -
  Bonuses and commissions payable                   106,283              1,300
  Dividend payable                                   57,133                  -
                                                -----------        -----------
                                                $ 3,203,982        $   675,321
                                                ===========        ===========


6    Advances from related parties

     On July 10, 2002, the Company received advances from certain individuals, some of whom are officers and directors of the Company, aggregating $600,000, of which, $100,000 was subsequently repaid. The advances are non-interest bearing, due on demand and have no scheduled repayment terms.

7    Shareholders' equity

     Preferred stock

     On July 16, 2002 the Company amended its Certificate of Incorporation, as authorized by its Board of Directors, by designating 1,000,000 shares of its 2,000,000 shares of preferred stock as Series A Convertible Preferred Stock, par value $.0033 per share ("Series A Preferred Stock").

     Cumulative dividends on the Series A Preferred Stock accrue at a rate of 8% per annum from the date of issuance through June 30, 2004 and thereafter at a rate of 12% per annum and will be payable annually in additional shares of the Series A Preferred Stock. Each share of the Series A Preferred Stock is convertible at the holders' option into 10 shares of the common stock (at an exercise price of $1.50 per share). Holders of Series A Preferred Stock will have voting rights on an as if converted basis and will vote as a single class with holders of the Company's common stock.

     Through September 30, 2002, the Company has issued 262,462 shares of its Series A Preferred Stock for a total cash consideration of $3,936,972. The shares were issued in connection with a private offering of the Company's securities pursuant to which shareholders also received warrants to purchase shares of the Company's common stock at an initial exercise price equal to $1.65 per share. Five warrants were issued for each share of Series A Preferred Stock (one-half warrant for each share of common stock issuable upon conversion of the Series A Preferred Stock). The warrants are exercisable for five years from the issuance date and are callable by the Company if the closing price of the Company's common stock is at or above three times the exercise price for 30 consecutive trading days.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                 THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001



7    Shareholders' equity (continued)

     Preferred stock (continued)

     Approximately $3,000,000 of the proceeds from the sale of the Series A Preferred Stock was utilized to purchase the outstanding capital stock of NNSI (Note 4). The Company is seeking to sell additional shares of its Series A Preferred Stock, the proceeds of which are intended to be used for working capital and to pay the NNSI note.

     Stock option plan

     In June 2002, the Company's Board of Directors authorized the creation of the 2002 stock option plan (the "2002 Plan") to grant non-qualified stock options to employees, directors and consultants to purchase up to a total of 3,000,000 shares of the Company's common stock. If any award under the 2002 Plan terminates, expires unexercised, or is canceled, the shares of common stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. As of September 30, 2002, no options had been issued under the 2002 Plan.

8    Segment information

     The Company reports segments in accordance with Financial Accounting Standards Board Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information". The Company and its subsidiaries operate in three separate business segments, the Technology segment, the Telecommunications segment and the Management and consulting segment. These operating segments are representative of the Company's management approach to its evaluation of its operations. The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies. The Technology segment, which operates worldwide, is primarily engaged in the design, development, marketing and support of information delivery hardware products and software. The Telecommunications segment, which operates domestically, provides multiple source data and voice services and related consulting and professional services. The Management and consulting segment, which operates domestically, provides management and consulting services primarily to the automotive industry throughout the United States.

                                        For the three months ended
                                              September 30,
                                        --------------------------
                                          2002              2001
                                          ----              ----
Revenue
  Technology                            $   106,921      $   107,715
  Telecommunications                      4,637,054                -
  Management and consulting                  80,775           79,710
                                        -----------      -----------
       Total                            $ 4,824,750      $   187,425
                                        ===========      ===========
Operating income (loss)
  Technology                            $(1,797,198)     $(2,985,287)
  Telecommunications                        463,453                -
  Management and consulting                 (13,865)        (141,248)
                                        -----------      -----------
      Total                             $(1,347,610)     $(3,126,535)
                                        ===========      ===========

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                 THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


8    Segment information (continued)

                                        September, 30            June 30,
                                            2002                   2002
                                        -------------            --------
Identifiable assets
  Technology                            $  1,816,185           $  3,114,692
  Telecommunications                      10,889,136                      -
  Management and consulting                   32,301                 45,143
                                        ------------           ------------
                                          12,737,622              3,159,835
Net assets of discontinued operations              -                 64,619
                                        ------------           ------------
  Total                                 $ 12,737,622           $  3,224,454
                                        ============           ============

     The Company had two major customers, both in the Telecommunications segment, which accounted for 31% and 13%, respectively, of consolidated revenue for the three months ended September 30, 2002 and two major customers, both in the Technology segment, which accounted for 28% and 10% of consolidated revenue for the three months ended September 30, 2001, respectively. Additionally, the Company had one customer in the Telecommunications segment that accounted for 17% of consolidated accounts receivable at September 30, 2002 and four customers, one in the Technology segment and three in the Management and consulting segment that accounted for 29%, 10%, 13% and 21% of consolidated accounts receivable at June 30, 2002.

9    Management's plan

     Historically, the Company's source of liquidity has been equity financing which is used to fund losses from operating activities. NetWolves had cash and cash equivalents of approximately $1,248,000 at September 30, 2002. In order for the Company to execute its business plan, additional cash outflows are necessary for, among other things, continued development of technology, conducting customer pilot programs and increased sales efforts. To the extent necessary, the Company will seek to raise additional monies from the sale of its capital stock and /or obtain debt financing to meet its funding needs over the next 12 to 24 months, however, there can be no assurance that the Company will have sufficient capital to finance its operations.

     Management has instituted cost saving measures intended to reduce its overhead expenses and, if the Company is unable to raise sufficient funding to sustain its operations, it will curtail the operations of certain business segments. However, even if the Company does raise sufficient operating capital, there can be no assurances that the net proceeds will be sufficient to enable it to develop its business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

     NNSI provides multiple source data and voice services and related consulting and professional services throughout the United States. As a result of the acquisition, we expect to increase our security solution revenues by leveraging NNSI's existing customer base. In addition, the Company expects the acquisition will enable it to expand the range of services it can offer its existing customers as well as future customers. The results of NNSI's operations have been included in the Company's consolidated financial statements commencing July 9, 2002.

     NNSI's Mission/Methodology

     NNSI's mission is to understand its business partners' complex needs and translate them into solutions utilizing the largest carriers in the country. With its flexibility NNSI provides a multi- carrier solution under one contract and support structure to meet customers requirements.

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

     Agreement with General Electric

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

     Results of Operations

     The Company currently operates in three business segments, the Technology segment, the Telecommunications segment and the Management and consulting segment. During June 2001, the Company formally adopted a plan to discontinue its ComputerCOP software operations, eliminating the Computer Software segment. Effective August 31, 2002, the Company ceased all operations of ComputerCOP, terminated all remaining employees of ComputerCOP and subleased a majority of the space previously occupied by ComputerCOP.


     Three months ended September 30, 2002 and 2001

          Revenue

     Revenue from continuing operations increased to $4,824,750 for the three months ended September 30, 2002, compared to $187,425 for the same period in the prior year. The increase in revenue was primarily the result of the inclusion of the results of Norstan Network Services, Inc., commencing July 9, 2002. The Company intends to generate continuing revenue from the sale of its Internet products and services in the coming year, including sales under its September 2002 agreement with General Electric Consumer Finance.

          Cost of revenue and gross profit

     Cost of revenue for sale of the Company's Internet products and services include manufacturing, packaging and shipping costs and warranty expenses. Cost of revenue in connection with the Telecommunications segment includes costs of multiple source data and voice service providers. Cost of revenue in connection with management and consulting services include direct expenses of employees and consultants utilized in the generation of management and consulting revenue. Cost of revenue increased to $3,215,665 for the three months ended September 30, 2002, compared to $158,018 for the same period in the prior year.

     Overall gross profit was at 33% for the three months ended September 30, 2002, compared to 16% for the same period in the prior year. The increase in gross profit was primarily the result of the inclusion of the results of Norstan Network Services, Inc., commencing July 9, 2002

          General and administrative

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance, facilities and human resources personnel, recruiting expenses and professional fees. General and administrative expenses decreased to $1,821,368 for the three months ended September 30, 2002, compared to $1,888,878 for the same period in the prior year. The decrease was primarily due to significant staff reductions and reduced consulting costs in the Company's Technology segment, partially offset by the inclusion of the results of Norstan Network Services, Inc., commencing July 9, 2002. We expect general and administrative costs to increase in absolute dollars in the future.

          Engineering and development

     Engineering and development expenses, which are expensed as incurred, consist primarily of salaries and related expenses for personnel utilized in designing, maintaining and enhancing our products as well as material costs for test units and prototypes. Costs associated with the development of software products are generally capitalized once technological feasibility is reached. Engineering and development expenses decreased to $448,974 for the three months ended September 30, 2002, compared to

     $499,183 for the same period in the prior year. The decrease in engineering and development costs was primarily the result of a limited reduction of engineering and development personnel. We expect to incur engineering and development costs in the future as we continue to maintain our existing product line as well as develop new products and features, as evidenced by the development of our intelligent Failover and continued development of our SRM2 TM technology.

          Sales and marketing

     Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as costs associated with trade shows, promotional activities, advertising and public relations. Sales and marketing expenses decreased to $686,353 for the three months ended September 30, 2002, compared to $767,881 for the same period in the prior year. The decrease in sales and marketing expenses was primarily the result of a reduction in the number of sales personnel and a decrease in marketing efforts to focus primarily on direct sales to Fortune 1000 customers, partially offset by the inclusion of the results of Norstan Network Services, Inc., commencing July 9, 2002. The Company intends to continue to aggressively promote its current and future products and, therefore, expects sales and marketing costs to increase in absolute dollars in the future.

          Other income (expenses)

     Other income (expenses) consists primarily of realized gains and losses on marketable securities and investment portfolio income and decreased to $(175,194) for the three months ended September 30, 2002, compared to $44,896 for the same period in the prior year. The decrease was primarily due to an increase in interest expense on the note payable to Norstan, Inc. and a loss on the sale of marketable securities.

     Liquidity and Capital Resources

     Our operating activities used cash of $.2 million during the three months ended September 30, 2002, as compared to $2.7 million for the same period in the prior year. Cash used for the three months ended September 30, 2002 was primarily attributable to a net loss of $1.5 million and an increase in accounts receivable of $1.2 million, partially offset by an increase in accounts payable and accrued expenses and collection of amounts owed by Norstan, Inc. of $.7 million and $1.1 million, respectively. Cash used for the three months ended September 30, 2001 was primarily attributable to a net loss of $3.1 million and a decrease in accounts payable and accrued expenses of $.4 million, partially offset by non-cash equity compensation totaling $.8 million.

     Our investing activities used cash of $3.4 million during the three months ended September 30, 2002, as compared to $.03 million for the same period in the prior year. Cash used in investing activities for the three months ended September 30, 2002 was primarily attributable to a payment of $3.4 million, exclusive of acquisition costs paid of $.07 million, to acquire Norstan Network Services, Inc. Cash used in investing activities for the three months ended September 30, 2001 was primarily attributable to the Company's purchases of property and equipment totaling $.02 million.

     Our financing activities provided cash of $4.2 million during the three months ended September 30, 2002, as compared to providing cash of $3.3 million during the same period in the prior year. Cash provided by financing activities for the three months ended September 30, 2002 was due to the private sale of the Company's preferred stock and warrants and advances from certain individuals, one of whom is an officer of the Company. Cash provided by financing activities for the three months ended September 30, 2001 was due to the private sale of the Company's common stock.

     Management's plan

     Historically, the Company's source of liquidity has been equity financing which is used to fund losses from operating activities. NetWolves had cash and cash equivalents of approximately $1,248,000 at September 30, 2002. In order for the Company to execute its business plan, additional cash outflows are necessary for, among other things, continued development of technology, conducting customer pilot programs and increased sales efforts. To the extent necessary, the Company will seek to raise additional monies from the sale of its capital stock and /or obtain debt financing to meet its funding needs over the next 12 to 24 months, however, there can be no assurance that the Company will have sufficient capital to finance its operations.

     Management has instituted cost saving measures intended to reduce its overhead expenses and, if the Company is unable to raise sufficient funding to sustain its operations, it will curtail the operations of certain business segments. However, even if the Company does raise sufficient operating capital, there can be no assurances that the net proceeds will be sufficient to enable it to develop its business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 4 - CONTROLS AND PROCEDURES

     As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     None


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     For the quarter ended September 30, 2002, the Company has issued 262,462 shares of its Series A Preferred Stock for a total cash consideration of $3,936,972. The shares were issued in connection with a private offering of the Company's securities pursuant to which shareholders also received warrants to purchase shares of the Company's common stock at an initial exercise price equal to $1.65 per share. Five warrants were issued for each share of Series A Preferred Stock (one-half warrant for each share of common stock issuable upon conversion of the Series A Preferred Stock). The warrants are exercisable for five years from the issuance date and are callable by the Company if the closing price of the Company's common stock is at or above three times the exercise price for 30 consecutive trading days.

     Approximately $3,000,000 of the proceeds from the sale of the Series A Preferred Stock was utilized to purchase the outstanding capital stock of Norstan Network Services, Inc. and the remainder was used for working capital purposes.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


ITEM 5. OTHER INFORMATION

     Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          Current report on Form 8-K dated July 9, 2002.
          Current report on Form 8-K dated July 9, 2002.
          Current report on Form 8-K dated July 16, 2002.
          Current report on Form 8-K/A dated July 9, 2002.

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


                                   BY:     NETWOLVES CORPORATION

                                      /s/  Walter M. Groteke
                                      ---------------------------
                                           Walter M. Groteke
                                           Chairman of the Board and President

                                     /s/   Peter C. Castle
                                     ----------------------------
                                           Peter C. Castle
                                           Secretary and Treasurer
                                           Principal Financial Officer and
                                           Principal Accounting Officer


Date: November 13, 2002

                               CERTIFICATIONS

Certificate Pursuant to

             18 U.S.C. Section 1350,
             as Adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of NetWolves Corporation (the "Company") on Form 10-Q for the quarter ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Walter
M. Groteke, President, Chief Executive Officer and Chairman of the Board, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:  November 13, 2002


                                        /s/ Walter M. Groteke
                                        Walter M. Groteke
                                        Chairman of the Board, President
                                        and Chief Executive Officer



            Certificate Pursuant to

             18 U.S.C. Section 1350,
             as Adopted Pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of NetWolves Corporation (the "Company") on Form 10-Q for the quarter ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter
C. Castle, Secretary and Treasurer, Chief Financial Officer and Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 13, 2002

                                        /s/ Peter C. Castle
                                            Peter C. Castle
                                            Secretary and Treasurer
                                            Chief Financial Officer and
                                            Chief Accounting Officer



[PARAGRAPHS 4, 5 AND 6 ARE OMITTED PURSUANT TO THE TRANSITION PROVISIONS OF SECURITIES EXCHANGE ACT OF 1934 RELEASE 34-46427 BECAUSE THIS ANNUAL REPORT ON FORM 10-K COVERS A PERIOD ENDED PRIOR TO THE EFFECTIVE DATE OF RULE 13A-14.]

   CERTIFICATIONS

I, Walter M. Groteke, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of NetWolves Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002


                                        /s/ Walter M. Groteke
                                        -----------------------------
                                        Walter M. Groteke
                                        Chairman of the Board, President and
                                        Chief Executive Officer

                                 CERTIFICATIONS

I, Peter C. Castle, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of NetWolves Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002


                                     /s/ Peter C. Castle
                                     -------------------------------
                                     Peter C. Castle
                                     Secretary and Treasurer
                                     Principal Financial Officer and Principal
                                     Accounting Officer