Form 10-Q
period 2002-12-31
NETWOLVES CORP
filed 2003-02-14
CIK 1084103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002
                                               -----------------
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

                                              NUMBER OF SHARES OUTSTANDING ON
        TITLE OF CLASS                              January 23, 2003
------------------------------                -------------------------------
Common Stock, $.0033 par value                         12,607,119
                                                       ----------

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                           FORM 10-Q DECEMBER 31, 2002



                                     INDEX


PART I - FINANCIAL INFORMATION


   ITEM 1 - FINANCIAL STATEMENTS

   CONDENSED CONSOLIDATED BALANCE SHEETS
      December 31, 2002 (unaudited) and June 30, 2002                        1-2

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
    COMPREHENSIVE LOSS
      For the three and six months ended December 31, 2002 (unaudited)
       and December 31, 2001 (unaudited)                                     3-4

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the three and six months ended December 31, 2002 (unaudited)
       and December 31, 2001 (unaudited)                                     5-6

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                     7-16

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                            17-23

   ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK         24

   ITEM 4 - CONTROLS AND PROCEDURES                                           24


PART II - OTHER INFORMATION

   ITEM 1 - LEGAL PROCEEDINGS                                                 25

   ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                         25

   ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                   25

   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               25

   ITEM 5 - OTHER INFORMATION                                                 25

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                  26

SIGNATURES                                                                    27

OFFICERS' CERTIFICATIONS                                                   28-29

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                        December 31,              June 30,
                                                                            2002                    2002
                                                                        ------------              --------
                                                                        (Unaudited)
ASSETS
Current assets
     Cash and cash equivalents                                     $        2,207,970    $          656,880
     Restricted cash                                                          295,649               366,276
     Marketable securities, available for sale, at market value                   -                  82,250
     Accounts receivable, net                                               2,078,219               107,178
     Inventories                                                              109,045               136,930
     Prepaid expenses                                                          51,371               129,293
     Purchase deposits                                                            -                 841,000
     Other current assets                                                      31,295                13,491
                                                                   ------------------     -----------------
         Total current assets                                               4,773,549             2,333,298

Property and equipment, net                                                   695,058               682,395

Software, net                                                                 927,766               104,874

Intangible assets, net                                                      2,452,768                45,394

Goodwill                                                                    3,515,698                 -

Other assets                                                                   63,493                58,493
                                                                   ------------------     -----------------
                                                                   $       12,428,332     $       3,224,454
                                                                   ==================     =================




The accompanying notes to the financial statements are an integral part of these condensed consolidated balance sheets.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

(continued)
                                                                        December 31,              June 30,
                                                                            2002                    2002
                                                                        ------------              --------
                                                                        (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued expenses                           $        3,657,116    $          675,321
    Accrued losses of discontinued operations                                   94,070               137,958
    Deferred revenue                                                           647,163                46,780
    Due to Norstan, Inc.                                                       179,761                 -
    Advances from related parties                                              500,000                 -
    Current maturities of long-term debt                                     3,970,587               362,982
                                                                    ------------------     -----------------
       Total current liabilities                                             9,048,697             1,223,041

Accrued losses of discontinued operations                                      182,012               235,012
                                                                    ------------------     -----------------
         Total liabilities                                                   9,230,709             1,458,053
                                                                    ------------------     -----------------
Minority interest                                                              271,781               272,533
                                                                    ------------------     -----------------
Commitment and contingencies

Shareholders' equity
    Series A Preferred stock, $.0033 par value; $8,359,620
     liquidation preference; 1,000,000 and no shares authorized on
     December 31, 2002 and June 30, 2002, respectively; 269,462 and no shares issued and outstanding on December 31, 2002
     and June 30, 2002, respectively                                         3,013,157                   -
    Series B Preferred stock, $.0033 par value; $1,425,794
     liquidation preference; 500,000 and no shares authorized on
     December 31, 2002 and June 30, 2002, respectively; 47,194
     and no shares issued and outstanding on December 31, 2002
     and June 30, 2002, respectively                                           606,707                   -
    Preferred stock, $.0033 par value; 500,000 and 2,000,000
     shares authorized on December 31, 2002 and June 30, 2002,
     respectively; no shares issued and outstanding on December
     31, 2002 and June 30, 2002                                                    -                     -
    Common stock, $.0033 par value; 50,000,000 shares authorized on December 31, 2002 and June 30, 2002; 12,607,119 shares
     issued and outstanding on December 31, 2002 and June 30,
     2002                                                                       41,604                41,604
    Additional paid-in capital                                              65,838,525            65,176,647
    Accumulated deficit                                                    (66,574,151)          (63,611,478)
    Accumulated other comprehensive loss                                           -                (112,905)
                                                                    ------------------     -----------------
       Total shareholders' equity                                            2,925,842             1,493,868
                                                                    ------------------     -----------------
                                                                    $       12,428,332     $       3,224,454
                                                                    ==================     =================

The accompanying notes to the financial statements are an integral part of these condensed consolidated balance sheets.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                  (Unaudited)


                                            For the three months ended                For the six months ended
                                                 December 31,                                  December 31,
                                     -----------------------------------------  --------------------------------------


                                             2002                    2001               2002                   2001
                                     -------------------  --------------------  -----------------     ------------------

 Revenue
     Products                        $         5,127,593  $             62,232  $       9,810,337     $          119,104
     Services                                    132,644               126,002            274,650                256,555
                                     -------------------  --------------------  -----------------     ------------------
                                               5,260,237               188,234         10,084,987                375,659
                                     -------------------  --------------------  -----------------     ------------------
 Cost of revenue
    Products                                   3,416,561                33,055          6,539,135                 77,365
    Services                                      98,225               104,426            191,316                218,134
                                     -------------------  --------------------  -----------------     ------------------
                                               3,514,786               137,481          6,730,451                295,499
                                     -------------------  --------------------  -----------------     ------------------
 Gross profit                                  1,745,451                50,753          3,354,536                 80,160
                                     -------------------  --------------------  -----------------     ------------------
 Operating expenses
    General and administrative                 1,922,479             1,390,734          3,743,847              3,279,612
    Engineering and development                  403,929               427,890            852,903                927,073
    Sales and marketing                          797,238               611,752          1,483,591              1,379,633
                                     -------------------  --------------------  -----------------     ------------------
                                               3,123,646             2,430,376          6,080,341              5,586,318
                                     -------------------  --------------------  -----------------     ------------------

 Loss before other income (expense)           (1,378,195)           (2,379,623)        (2,725,805)            (5,506,158)

 Other income (expense)
    Investment income                              3,790                38,881              5,336                 87,244

    Realized loss on sale of                                                                                         -
      marketable securities                          -                    -              (115,201)                   -
    Minority interest                                523                 2,178                752                  4,591
    Interest expense                                                                     (127,755)              (27,650)
                                                (65,987)              (21,770)
                                     -------------------  --------------------  -----------------     ------------------
 Net loss from continuing operations         (1,439,869)           (2,360,334)         (2,962,673)            (5,441,973)

 Discontinued business
    Loss on disposal of
      discontinued operations                       -                (470,000)               -                 (470,000)
                                     -------------------  --------------------  -----------------     ------------------
 Net loss                                    (1,439,869)           (2,830,334)         (2,962,673)           (5,911,973)

 Other comprehensive income (loss)
      Marketable securities
        valuation adjustment                        -                   4,000                  -                   (500)
                                     -------------------  --------------------  -----------------     ------------------
 Comprehensive loss                  $       (1,439,869)  $        (2,826,334)  $      (2,962,673)    $      (5,912,473)
                                     ==================   ===================   =================     =================


The accompanying notes to the financial statements are an integral part of these condensed consolidated statements.


                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (Unaudited)

(continued)
                                            For the three months ended                For the six months ended
                                                 December 31,                                  December 31,
                                     -----------------------------------------  --------------------------------------


                                             2002                    2001               2002                   2001
                                     -------------------  --------------------  -----------------     ------------------
Basic and diluted net loss per share

Net loss                             $       (1,439,869)  $        (2,830,334)  $      (2,962,673)    $      (5,911,973)


    Beneficial conversion on preferred
      stock                                    (35,379)                   -               (35,379)                  -
    Dividends on preferred stock               (85,689)                   -              (142,822)                  -
                                     -------------------  --------------------  -----------------     ------------------
Net loss available to common
     shareholders                    $      (1,560,937)   $        (2,830,334)  $      (3,140,874)    $       (5,911,973)
                                     ===================  ====================  =================     ==================

Basic and diluted net loss per share

    Loss from continuing operations  $           (.12)    $              (.20)  $            (.25)    $             (.50)
    Loss from discontinued operations               -                    (.04)                  -                   (.04)
                                     -------------------  --------------------  -----------------     ------------------
                                     $           (.12)    $              (.25)  $            (.25)    $             (.54)
                                     ===================  ====================  =================     ==================

 Weighted average common shares
    outstanding, basic and diluted         12,607,119              11,520,765          12,607,119             10,979,950
                                     ===================  ====================  =================     ==================

The accompanying notes to the financial statements are an integral part of these condensed consolidated statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   For the six months ended
                                                                                       December 31,
                                                                         ---------------------------------------

                                                                                  2002                  2001
                                                                         --------------------   ----------------

Cash flows from operating activities
     Net loss                                                             $        (2,962,673)  $     (5,911,973)
     Adjustments to reconcile net loss to net cash provided
      by (used in) operating activities
          Depreciation                                                                116,235            121,221
          Amortization                                                                350,231             16,211

          Non-cash charge to operations with respect to
           stock and warrants issued for services and
           amortization of previously issued warrants                                     -            1,583,800
          Minority interest                                                              (752)            (4,591)
          Loss on sale of marketable securities                                       115,201                -
          Amortization of imputed interest                                            127,755                -
          Loss on disposal of property and equipment                                    2,634             80,439

     Changes in operating assets and liabilities
       Restricted cash                                                                 70,627                -
       Accounts receivable                                                           (100,955)            84,620
       Inventories                                                                     27,885             16,659
       Prepaid expenses                                                                77,922            (15,051)
       Other current assets                                                            47,715             79,309
       Accounts payable and accrued expenses                                        1,075,202           (324,304)
       Accrued loss on disposal of discontinued operations                            (96,888)          (337,793)
       Deferred revenue                                                               186,427            (42,498)
       Due to Norstan, Inc.                                                         1,026,235                -
                                                                          -------------------   ----------------
         Net cash provided by (used in) operating activities                           62,801         (4,653,951)
                                                                          -------------------   ----------------
Cash flows from investing activities
     Capitalized software costs                                                           -              (23,159)
     Proceeds from sale of marketable securities                                       79,954                -
     Payment to purchase Norstan Network Services, Inc.                            (3,350,000)               -
     Acquisition costs paid                                                           (84,500)               -
     Patent costs paid                                                                 (1,497)            (4,735)
     (Payments for) refunds of security deposits                                       (5,000)             4,693
     Purchases of property and equipment                                              (75,232)           (75,749)
                                                                          -------------------   ----------------
       Net cash used in investing activities                                      $(3,436,275)          $(98,950)
                                                                          -------------------   ----------------



The accompanying notes to the financial statements are an integral part of these condensed consolidated statements.


                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(continued)
                                                                                   For the six months ended
                                                                                        December 31,
                                                                         ---------------------------------------

                                                                                  2002                  2001
                                                                         --------------------   ----------------
Cash flows from financing activities
     Cash proceeds from private sale of preferred stock and
      warrants                                                            $        4,797,072    $            -
     Cash proceeds from private sale of common stock                                     -             6,325,000
     Financing costs paid                                                           (372,508)           (310,000)
     Advances from related parties                                                   600,000                 -
     Repayment of advances                                                          (100,000)                -
                                                                         --------------------   ----------------
       Net cash provided by financing activities                                   4,924,564           6,015,000
                                                                         --------------------   ----------------
Net increase in cash and cash equivalents                                          1,551,090           1,262,099

Cash and cash equivalents, beginning of period                                       656,880           4,411,657
                                                                         --------------------   ----------------
Cash and cash equivalents, end of period                                 $         2,207,970    $      5,673,756
                                                                         ====================   ================


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES

Purchase acquisition (Note 4)
     Accounts receivable, net                                             $        1,870,086    $            -
     Due from Norstan, Inc.                                                          846,474                 -
     Other receivable                                                                 65,519                 -
     Property and equipment                                                           56,300                 -
     Software                                                                        940,000                 -
     Intangibles                                                                   2,639,000                 -
     Goodwill                                                                      3,515,698                 -
     Accounts payable and accrued expenses                                        (1,713,771)                -
     Deferred revenue                                                               (413,956)                -
     Acquisition costs                                                              (575,500)                -
     Payments to Norstan, Inc.                                                    (3,750,000)                -
                                                                         --------------------   ----------------
       Non-interest bearing promissory note                              $          3,479,850   $            -
                                                                         ====================   ================

Dividends on preferred stock (Note 7)                                    $            142,822   $            -
                                                                         ====================   ================



The accompanying notes to the financial statements are an integral part of these condensed consolidated statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                  SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001


1    Interim financial information

     The summary financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. These financial statements, including the condensed consolidated balance sheet as of June 30, 2002, which have been derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and consequently may not include all disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-K. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002. The results of operations for the three and six months ended December 31, 2002 are not necessarily indicative of the results to be expected for the full year.

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

                  SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001


3    Significant accounting policies (continued)

     Inventories

     Inventories consist of raw materials and finished goods. Inventories are valued at the lower of cost or net realizable value using the first-in, first-out method. Raw material and finished goods amounted to $80,099 and $28,946, respectively, at December 31, 2002 and $108,079 and $28,851, respectively, at June 30, 2002.

     Business combinations and goodwill

     In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Standards ("SFAS") No. 141, Business Combinations ("SFAS No. 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 addresses financial accounting and reporting for business combinations while SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 141 applies to all business combinations initiated after June 30, 2001, while SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001. Identifiable intangible assets with other than indefinite lives will continue to be amortized in the financial statements, however, goodwill and identifiable intangible assets with indefinite lives will no longer be amortized. In connection with the acquisition of NNSI, the adoption of SFAS No. 141 has had a material impact on the Company's financial statements. The adoption of SFAS No. 142 has not had material impact on the Company's financial statements although the Company will be required to review its intangibles and goodwill annually for indicators of impairment and this review could result in recognition of impairment losses. SFAS No. 142 requires that the Company test all goodwill for impairment within six months of implementation. The Company has performed the required first step of testing for impairment by utilizing the discounted cash flow method and did not find any impairment of goodwill.

     Basic and diluted net loss per share

     The diluted loss per share does not include the impact of potential shares to be issued upon exercise of convertible preferred stock, options and warrants aggregating approximately 15.9 Million and 7.3 million at December 31, 2002 and 2001, respectively, because the Company had a net loss from operations and, therefore, the effect would be antidilutive.

     Revenue recognition

     NWT records revenue in accordance with Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), issued by the American Institute of Certified Public Accountants (as modified by Statement of Position 98-9) and SEC Staff Accounting Bulletin No. 101 ("SAB 101") regarding revenue recognition in financial statements. SOP 97-2 provides additional guidance with respect to multiple element arrangements; returns, exchanges, and platform transfer rights; resellers; services; funded software development arrangements; and contract accounting. Accordingly, revenue from the sale of hardware and perpetual and term software licenses are recognized at the time of delivery and acceptance of hardware and software products by the customer, when the fee is fixed and determinable and collectibility is probable. Maintenance or monitoring revenue that is bundled with an initial license fee is deferred and recognized ratably over the maintenance or monitoring period. Amounts deferred for maintenance or monitoring are based on the fair value of equivalent maintenance or monitoring services sold separately.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                  SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001



3    Significant accounting policies (continued)

     Revenue recognition (continued)

     Revenues from NNSI generated from the resale of long distance services are recognized as services are provided. Revenues from NNSI primarily consist of monthly fees, which are recognized over the monthly period and long distance charges, which are recognized as incurred. These revenues are included within products in the condensed consolidated statements of operations.

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

     Summary of recent accounting pronouncements

     In December 2002, the FASB issued SFAS No. 148. This statement amends the transition and disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Specifically, SFAS No. 148 provides more transition alternatives for companies that wish to adopt the fair- value based provisions of SFAS No. 123 and increases the disclosure required of companies that continue to account for their stock-based compensation under the intrinsic-value method prescribed under APB No. 25, Accounting for Stock Issued to Employees. The annual disclosure and transition provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 (for us, effective for 2003 and thereafter). The interim disclosure provisions are effective for interim periods beginning after December 15, 2002 (for us, effective beginning the third quarter of 2003). We will implement the disclosure provisions of this statement in the third quarter of 2003 and do not anticipate any effect on the Company's financial statements.

4    Business combination

     On July 9, 2002, the Company acquired all of the outstanding capital stock of NNSI pursuant to a Stock Purchase Agreement dated as of January 30, 2002, as amended, among Norstan, Inc. ("Seller") and NNSI, both Minnesota corporations, the Company and NetWolves Acquisitions, Inc., a Delaware corporation. NNSI provides multiple source data and voice services and related consulting and professional services throughout the United States.

     The Company paid to the Seller $7,500,000, $3,750,000 of which was paid in cash on or prior to closing and $3,750,000 is payable under the terms of a non-interest bearing promissory note due July 9, 2003. The purchase price was determined through arms' length negotiations. The $3,750,000 in cash paid by the Company to the Seller was primarily obtained through equity and debt financing and to a lesser extent from working capital.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                  SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001



4    Business combination (continued)

     The total purchase price, including acquisition costs, is summarized as follows:

        Cash paid to Norstan, Inc., on or prior to closing     $       3,750,000
        Promissory note payable*                                       3,479,850
        Finders fee                                                      350,000
        Professional fees                                                225,500
                                                               -----------------
                                                               $       7,805,350
                                                               =================

          *The non-interest bearing promissory note payable with a face value of $3,750,000 was discounted using a rate of 7.5% and is due on July 9, 2003.

     The results of NNSI's operations have been included in our consolidated financial statements commencing July 9, 2002.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the July 9, 2002 acquisition date.

        Current assets                                         $       2,782,079
        Equipment                                                         56,300
        Intangible assets not subject to amortization - licenses         203,000
        Intangible assets subject to amortization (estimated 5
         year useful life)                                             3,376,000
        Goodwill                                                       3,515,698
                                                                ----------------
        Total assets acquired                                          9,933,077
                                                                ----------------
        Current liabilities                                           (2,127,727)
                                                                ----------------
        Total liabilities assumed                                     (2,127,727)
                                                                ----------------
        Net assets acquired                                     $      7,805,350
                                                                ================

     The fair value of acquired intangible assets subject to amortization, as well as their respective estimated useful lives, is as follows:

                                                Estimated
                                               Useful Life          Fair Value
                                               -----------          ----------
        Contractual customer relationships      5 Years         $       2,436,000
        Computer billing software               5 Years                   940,000
                                                                -----------------
        Total intangible assets                                 $       3,376,000
                                                                =================

     All of the goodwill arising from this acquisition is expected to be deductible for income tax purposes over a period of 15 years and is included in the Telecommunications segment. Based on intangible assets held at December 31, 2002, estimated amortization of the Company's identifiable intangible assets will equal approximately $675,000 in each of the five succeeding fiscal years. Accumulated amortization on such assets was $323,000 at December 31, 2002.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                  SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001


4    Business combination (continued)

     The following unaudited pro forma financial information has been prepared assuming that the acquisition of NNSI had taken place at the beginning of the periods presented. The pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning those periods, nor is it necessarily indicative of the results that may occur in the future. The quarter ended December 31, 2002 is included in the accompanying condensed consolidated statements of operations and comprehensive loss.

                                                      For the quarter          For the six months ended
                                                          ended                        December 31,
                                                        December 31,
                                                           2001                  2002                 2001
                                                   -------------------  -------------------  ------------------

         Revenue                                   $         5,526,589  $        10,436,809  $       10,988,943
         Net loss from continuing operations
           available to common shareholders        $       (1,555,970)  $        (3,075,355) $       (3,843,093)
         Basic and diluted net loss per share
           from continuing operations              $             (.14)  $              (.24) $             (.35)
         Net loss available to common
           shareholders (including discontinued
           operations)                             $       (2,025,970)  $        (3,075,355) $       (4,313,093)
         Basic and dluted net loss per share
           (including discontinued operations)     $             (.18)  $              (.24) $             (.39)



5    Balance sheet components

                                                                             December 31,          June 30,
                                                                                2002                2002
                                                                        -----------------    ----------------
         Property and equipment, net
              Machinery and equipment                                   $         879,171    $         755,045
              Furniture and fixtures                                              218,497              218,497
              Leasehold improvements                                              142,353              140,875
                                                                                1,240,021            1,114,417
              Less: accumulated depreciation and amortization                    (544,963)            (432,022)
                                                                        -----------------    -----------------
              Property and equipment, net                               $         695,058    $         682,395
                                                                        =================    =================


                                                                            December 31,          June 30,
                                                                                2002                2002
                                                                        -----------------    -----------------
         Accounts payable and accrued expenses
              Trade accounts payable and other accrued operating
                 expenses                                               $       2,378,044    $         490,311
              Sales, excise and universal services charges payable                319,065                 -
              Compensated absences                                                268,209              182,671
              Provider settlement obligation                                      250,000                 -
              Other liabilities                                                   157,282                1,039
              Bonuses and commissions payable                                     141,694                1,300
              Dividends payable                                                   142,822                 -
                                                                        -----------------    -----------------
                                                                        $       3,657,116    $         675,321
                                                                        =================    =================

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                  SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001


6    Related party transactions

     On July 10, 2002, the Company received advances from four individuals, one of whom is an officer and director of the Company and another who is a director of the Company, aggregating $600,000, of which, $100,000 was subsequently repaid to a non-officer/director of the Company. The advances are non-interest bearing, due on demand and have no scheduled repayment terms.

     On November 1, 2002, the Company entered into a consulting agreement with a corporation whose majority owner is also a shareholder of the Company, for marketing and new business development opportunities, as well as strategic advisory services. The agreement commenced effective November 1, 2002 and requires payments of $20,000 per month, cancelable at the Company's option upon 30 days notice.

7    Shareholders' equity

     Preferred stock

     On July 16, 2002 the Company amended its Certificate of Incorporation, as authorized by its Board of Directors, by designating 1,000,000 shares of its 2,000,000 shares of preferred stock as Series A Convertible Preferred Stock, par value $.0033 per share ("Series A Preferred Stock").

     Cumulative dividends on the Series A Preferred Stock accrue at a rate of 8% per annum from the date of issuance through June 30, 2004 and thereafter at a rate of 12% per annum and will be payable annually at the Company's option in cash or Series A Preferred Stock. Each share of the Series A Preferred Stock is convertible at the holders' option into 10 shares of common stock. Each share of Series A Preferred Stock will have ten votes and will vote as a single class with holders of the Company's common stock.

     Through December 31, 2002, the Company has issued 269,465 shares of its Series A Preferred Stock for a total cash consideration of $4,041,972. The shares were issued in connection with a private offering of the Company's securities pursuant to which shareholders also received warrants to purchase shares of the Company's common stock at an initial exercise price equal to $1.65 per share. Five warrants were issued for each share of Series A Preferred Stock. The warrants have an exercise price equal to $1.65 per share and are exercisable for five years from the issuance date.

     Approximately $3,000,000 of the proceeds from the sale of the Series A Preferred Stock was utilized to purchase the outstanding capital stock of NNSI (Note 4).

     On October 30, 2002, the Company amended its Certificate of Incorporation, as authorized by its Board of Directors, by designating 500,000 shares of its 2,000,000 shares of preferred stock as Series B Convertible Preferred Stock, par value $.0033 per share ("Series B Preferred Stock").

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                  SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001


7    Shareholders' equity (continued)

     Preferred stock (continued)

     Cumulative dividends on the Series B Preferred Stock accrue at a rate of 8% per annum from the date of issuance through January 31, 2005 and thereafter at a rate of 12% per annum and will be payable annually at the Company's option in cash or Series A Preferred Stock. Each share of the Series B Preferred Stock is convertible at the holders' option into 20 shares of common stock. Each share of Series B Preferred Stock will have ten votes and will vote as a single class with holders of the Company's common stock.

     Through December 31, 2002, the Company has issued 47,194 shares of its Series B Preferred Stock for a total cash consideration of $755,100. For the period from January 1, 2003 through February 12, 2003, the Company has issued an additional 105,763 shares of its Series B Preferred Stock for cash consideration of approximately $1.7 million. The shares were issued in connection with a private offering of the Company's securities pursuant to which shareholders also received warrants to purchase shares of the Company's common stock at an initial exercise price equal to $1.25 per share. Five warrants were issued for each share of Series B Preferred Stock. The warrants have an exercise price equal to $1.25 per share and are exercisable for five years from the issuance date. Pursuant to the antidilution provision of the Series A Preferred Stock, each share of Series A Preferred Stock is now convertible into 18.75 shares of common stock.

     Proceeds from the issuance of the preferred stock and warrants were allocated to preferred stock and to additional paid-in capital based upon their relative fair value. Additionally, after allocating the proceeds, the Company determined that there was a beneficial conversion feature for the Series A Preferred Stock and Series B Preferred Stock, which has been included in the condensed consolidated statements of operations.

     Stock option plan

     In June 2002, the Company's Board of Directors authorized the creation of the 2002 stock option plan (the "2002 Plan") to grant non-qualified stock options to employees, directors and consultants to purchase up to a total of 3,000,000 shares of the Company's common stock. If any award under the 2002 Plan terminates, expires unexercised, or is canceled, the shares of common stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards. On December 20, 2002, the company issued approximately 815,000 options to employees, none of whom were officers or directors of the Company, with an exercise price of $1.00 per share and a term of 5 years.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                  SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001




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

                                                    For the three months ended          For the six months ended
                                                           December 31,                        December 31,
                                                 --------------------------------   -------------------------------

                                                       2002              2001              2002             2001
                                                 ---------------  ---------------   --------------   --------------

         Revenue
              Technology                           $     133,587     $    110,759   $    240,508     $     218,474
              Telecommunications                       5,046,155                -      9,683,209                 -
              Management and consulting
                                                          80,495           77,475        161,270           157,185
                                                   -------------     ------------   ------------      ------------
                  Total                            $   5,260,237     $    188,234   $ 10,084,987      $    375,659
                                                   =============     ============   ============      ============
         Operating income (loss)
              Technology                           $ (1,576,874)     $ (2,251,971)  $ (3,374,072)     $ (5,237,258)
              Telecommunications                         230,392                -        693,845                 -
              Management and consulting                 (31,713)         (127,652)       (45,578)         (268,900)
                                                   -------------     ------------   ------------      ------------
                  Total                            $ (1,378,195)     $ (2,379,623)  $ (2,725,805)     $ (5,506,158)
                                                   =============     ============   ============      ============

                                                                             December 31,           June 30,
                                                                                 2002                 2002
                                                                         -----------------   -----------------
             Identifiable assets
                 Technology                                              $       1,576,196   $       3,114,692
                 Telecommunications                                             10,794,190               -
                                                                         -----------------   -----------------
                 Management and consulting                                          57,946              45,143
                                                                                12,428,332           3,159,835
                 Net assets of discontinued operations                              -                   64,619
                                                                         -----------------   -----------------
                     Total                                               $      12,428,332   $       3,224,454
                                                                         =================   =================

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                  SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001



8    Segment information (continued)

     The Company had two major customers, both in the Telecommunications segment, which accounted for 32% and 12%, respectively, of consolidated revenue for the six months ended December 31, 2002 and one major customer in the Technology segment which accounted for 35% of consolidated revenue for the six months ended December 31, 2001. Additionally, the Company had two customers in the Telecommunications segment that accounted for 14% and 13% of consolidated accounts receivable at December 31, 2002 and four customers, one in the Technology segment and three in the Management and consulting segment that accounted for 29%, 10%, 13% and 21% of consolidated accounts receivable at June 30, 2002.

     The Company made purchases from two data and voice service providers included within the Telecommunications segment that aggregated approximately 86% and 13% of the total cost of revenue for the six months ended December 31, 2002.

9    Disposal of business segment

     During June 2001, the Company formally adopted a plan to discontinue its ComputerCOP software operations. At that time, this consisted primarily of ComputerCOP software technology, inventory and property and equipment. At June 30, 2001, the Company accrued a provision for estimated losses during the phase out period of approximately $497,000. During the year ended June 30, 2002, the Company recorded additional charges aggregating $1,053,275, which primarily represented the cost of salaries through an extended disposal date of August 31, 2002, coupled with an equity settlement of an employment contract and a revised estimate of the total leased facility costs, net of a sublease.

     Effective August 31, 2002, the Company ceased all operations of ComputerCOP, terminated all remaining employees of ComputerCOP and subleased a majority of the space previously occupied by ComputerCOP for $5,000 per month for a period of six months. The sublease also provides the lessee use of certain furniture and equipment during the period of the lease. Accrued losses of discontinued operations included within the condensed consolidated balance sheets at December 31, 2002 represent lease payment obligations on the ComputerCOP facility, net of estimated sublease payments, through the remaining term of the lease.

10   Provider liabilities and credits

     During the transition period of the Company's newly acquired subsidiary, NNSI, the Company was the target of a theft of telecommunications services. The Company is currently working with one of its major providers to resolve this issue and currently believes this obligation to approximate $250,000. Accordingly, the Company has accrued such amount and included it in general and administrative expenses within the condensed consolidated statements of operations.

     As a result of this theft of telecommunications services, management has since enacted new internal controls at the subsidiary level in order to deter future occurrences of this nature. It is the opinion of management that the outcome of this matter will not have a material adverse effect on our operations or our financial condition taken as a whole.

     Additionally, in November 2002, the Company was notified by this same provider, of credits of approximately $195,000 due to the Company from the misapplication of payments by the provider. The Company is currently verifying the validity of these credits and has not recorded such amount within its condensed consolidated financial statements at this time.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                  SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

11   Liquidity

     Historically, the Company's has experienced significant reoccurring net operating losses as well as negative cash flows from operations. The Company's main source of liquidity has been equity financing which is used to fund losses from operating activities. From July 1, 2002 to date, the Company has raised, exclusive of commissions, approximately $6.5 million from the sale of its preferred stock, of which approximately $1.7 million was raised subsequent to December 31, 2002. While approximately $3 million of the proceeds was utilized to purchase the outstanding capital stock of NNSI, the remainder of the proceeds has been and will continue to be utilized to fund ongoing operations as well as provide substantial payment of the $3.75 million note payable due to Norstan, Inc. on July 9, 2002. The note is collateralized by the common stock of NNSI.

     The Company will continue to utilize cash generated from its Telecommunications segment to fund the operations of its other segments and is seeking to raise additional monies from the sale of its capital stock and/or obtain debt financing to meet its funding needs over the next 12 months. Additionally, management has instituted cost saving measures over the past 12 months intended to reduce its overhead expenses, most notably, a reduction of staffing within its Technology segment and its discontinued ComputerCOP operations, aggregating approximately $2.5 million in annual salaries and related benefits.

     Currently, the Company does not have sufficient capital resources to fund operations for a period of 12 months from the filing of this current report and there can be no assurance that the Company will obtain sufficient capital to finance its operations. If the Company is unable to raise sufficient funding to sustain its operations, it will curtail the operations of certain business segments. However, even if the Company does raise sufficient operating capital, there can be no assurances that the net proceeds will be sufficient to enable it to develop its business to a level where it will generate profits and cash flows from operations. Due to the factors listed above, these matters raise substantial doubt about the Company's ability to continue as a going concern, as noted in the report of independent certified public accountants dated October 9, 2002, contained in the Company's Form 10-K for the fiscal year ended June 30, 2002. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Forward-Looking Statements

     This Form 10-Q includes, without limitation, certain statements containing the words "believes." "anticipates", "estimates", "expects", and words of a similar nature, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-Q are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward- looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations based on certain risks and uncertainties, including the risk factors referenced in the Company's filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements. The company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

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

     NetWolves products and services offer complete system solutions to organizations needing cost effective network security (firewall, routing, intrusion detection, content filtering, email, intranet, FTP, etc.) complete with advanced integrated hardware, a user-friendly interface, and Internet- based expansion capabilities. As companies migrate from the traditional private leased lines (dedicated point to point data or voice circuts) to public network connectivity to reduce costs, NetWolves provides cost-effective, value-added expansion technologies such as virtual private networking ("VPN"), a process used to allow secure data transmissions on a local area network, a wide area network, or to secure wireless network connections. This feature affords the user virtually all the benefits of lease-line service without the attendant recurring costs.

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

     Acquisition of Norstan Network Services, Inc.

     On July 9, 2002, the Company acquired all of the outstanding capital stock of Norstan Network Services, Inc. ("NNSI"). The Company paid to the Seller $7,500,000, $3,750,000 of which was paid in cash on or prior to closing and $3,750,000 is payable under the term of a non-interest bearing promissory note due July 9, 2003.

     NNSI provides multiple source data and voice services to approximately 400 customers throughout the United States. NNSI's products include voice services consisting of switched and dedicated inbound/outbound long distance, travel cards, conference calling and local services, and data services consisting of IP dedicated and dial up services, broadband services, frame relay and private line.

     NNSI's selling methodology includes completing a thorough needs assessment to understand the current infrastructure and future requirements of the prospective customer. Upon completion of the assessment, NNSI designs a custom, unique and flexible solution utilizing multi-carrier alternatives under one contract, one invoice and support structure. Its account teams, strategic industry relationships and consolidated information and billing platform allow NNSI to deliver a single source solution utilizing the best of what is available to solve the customer's communication and network needs.

     As a result of the acquisition, the Company expects to increase its security solution revenues within its Technology segment by leveraging NNSI's existing customer base. In addition, the Company expects the acquisition will enable it to expand the range of services it can offer its existing customers as well as future customers.

     Agreement with General Electric

     On September 26, 2002, the Company entered into a three year agreement with General Electric Consumer Finance, the consumer financing arm of the General Electric Company. The agreement covers the use of the Company's technology by General Electric Consumer Finance in all of its offices worldwide, encompassing 36 countries. The Company has commenced the rollout of its products initially within Germany and Japan.

     Results of Operations

     The Company currently operates in three business  segments,  the technology
     segment      ("Technology"),       the      telecommunications      segment
     ("Telecommunications") and the management and consulting segment ("Management and Consulting"). During June 2001, the Company formally adopted a plan to discontinue its ComputerCOP software operations, eliminating the Computer Software segment. Effective August 31, 2002, the Company ceased all operations of ComputerCOP, terminated all remaining employees of ComputerCOP and subleased a majority of the space previously occupied by ComputerCOP.

     Six months ended December 31, 2002 and 2001

          Revenue

     Revenue from continuing operations increased to $10,084,987 for the six months ended December 31, 2002, compared to $375,659 for the same period in the prior year. The increase in revenue was primarily the result of the inclusion of the results of Norstan Network Services, Inc., commencing July 9, 2002, which resulted in revenue from the Telecommunications segment of $9,683,209. Revenues from the Company's Technology and Management and Consulting segments did not experience significant change for the six months ended December 31, 2002 compared to the same period in the prior year. The Company anticipates a significant increase in revenue from its Technology segment due to the rollout of its products in fulfillment of the Company's September 2002 contract with General Electric Consumer Finance, including its current rollout in Germany and Japan. The Company does not anticipate any material change in revenues from its Management and Consulting segment in this fiscal year.

          Cost of revenue and gross profit

     Cost of revenue in connection with the Telecommunications segment includes costs of multiple source data and voice service providers. Cost of revenue in connection with the Technology segment include costs associated with the sale of the Company's Internet products and services and include manufacturing, packaging and shipping costs, amortization of capitalized software costs, and warranty expenses. Cost of revenue in connection with the Management and Consulting segment include direct expenses of consultants utilized in the generation of management and consulting revenue and software licensing costs. Cost of revenue increased to $6,730,451 for the six months ended December 31, 2002, compared to $295,499 for the same period in the prior year. The increase in cost of revenue was primarily the result of the inclusion of the results of Norstan Network Services, Inc., commencing July 9, 2002, which resulted in cost of revenue from the Telecommunications segment of $6,465,113. Cost of revenue within the Technology segment decreased to $134,997 compared to $154,299 for the same period in the prior year. This decrease was primarily the result of an aggregate reduction of inventory obsolescence for the period of $20,062. Cost of revenue within the Management and Consulting segment decreased to $130,341 compared to $141,200 for the same period in the prior year. This decrease was primarily the result of the consolidation of consulting services, which resulted in the termination of one such consultant at a savings of $11,975 for the current period.

     Overall gross profit was at 33% for the six months ended December 31, 2002, compared to 21% for the same period in the prior year. The increase in gross profit was primarily the result of the inclusion of the results of Norstan Network Services, Inc., commencing July 9, 2002, which resulted in gross profit from the Telecommunications segment of 33%.

          General and administrative

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance, facilities and human resources personnel, recruiting expenses and professional fees. General and administrative expenses increased to $3,743,847 for the six months ended December 31, 2002, compared to $3,279,612 for the same period in the prior year. The increase was primarily the result of the inclusion of the results of Norstan Network Services, Inc., totaling $1,608,573 for the period commencing July 9, 2002 through December 31, 2002. This was partially offset by a reduction of costs related to a settlement expense and equity compensation of consultants of $487,500 and $626,300, respectively, in the prior period, compared to no such amounts in the current period. We expect general and administrative costs to increase in absolute dollars in the future.

          Engineering and development

     Engineering and development expenses, which are expensed as incurred, consist primarily of salaries and related expenses for personnel utilized in designing, maintaining and enhancing our products as well as material costs for test units and prototypes. Costs associated with the development of software products are generally capitalized once technological feasibility is reached. Engineering and development expenses decreased to $852,903 for the six months ended December 31, 2002, compared to $927,073 for the same period in the prior year. The decrease in engineering and development costs was primarily the result of a limited reduction of engineering and development personnel, which resulted in reduced salary of $30,923 for the current period. We expect to incur engineering and development costs in the future as we continue to maintain our existing product line as well as develop new products and features, as evidenced by the development of our intelligent Failover and continued development of our SRM2 TM technology.

        Sales and marketing

     Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as costs associated with trade shows, promotional activities, advertising and public relations. Sales and marketing expenses increased to $1,483,591 for the six months ended December 31, 2002, compared to $1,379,633 for the same period in the prior year. The increase in sales and marketing expenses was primarily the result of the inclusion of the results of Norstan Network Services, Inc., totaling $915,678 for the period commencing July 9, 2002 through December 31, 2002. This was partially offset a reduction in the number of sales personnel in the Company's Technology segment totaling $493,675. Additionally, the Company has been changing its marketing efforts to focus primarily on direct sales to Fortune 1000 customers. The Company intends to continue to aggressively promote its current and future products and, therefore, expects sales and marketing costs to increase in absolute dollars in the future.

        Other income (expenses)

     Other income (expenses) consists primarily of realized gains and losses on marketable securities, interest expense and investment portfolio income and decreased to $(236,868) for the six months ended December 31, 2002, compared to $64,185 for the same period in the prior year. The decrease was primarily due to an increase in interest expense on the note payable to Norstan, Inc. of $127,755 and a loss on the sale of marketable securities of $115,201.

     Three months ended December 31, 2002 and 2001

        Revenue

     Revenue from continuing operations increased to $5,260,237 for the three months ended December 31, 2002, compared to $188,234 for the same period in the prior year. The increase in revenue was primarily the result of the inclusion of the results of Norstan Network Services, Inc. for the period, which resulted in revenue from the Telecommunications segment of $5,046,155. Revenues from the Company's Technology and Management and Consulting segments did not experience significant change for the three months ended December 31, 2002 compared to the same period in the prior year. The Company anticipates a significant increase in revenue from its Technology segment due to the rollout of its products in fulfillment of the Company's September 2002 contract with General Electric Consumer Finance. The Company does not anticipate any significant change in revenues from its Management and Consulting segment in the near term.

        Cost of revenue and gross profit

     Cost of revenue increased to $3,514,786 for the three months ended December 31, 2002, compared to $137,481 for the same period in the prior year. The increase in cost of revenue was primarily the result of the inclusion of the results of Norstan Network Services, Inc. for the period, which resulted in cost of revenue from the Telecommunications segment of $3,359,345. Cost of revenue from the Company's Technology and Management and Consulting segments did not experience significant change for the three months ended December 31, 2002 compared to the same period in the prior year

     Overall gross profit was at 33% for the three months ended December 31, 2002, compared to 27% for the same period in the prior year. The increase in gross profit was primarily the result of the inclusion of the results of Norstan Network Services, Inc. for the period, which resulted in gross profit from the Telecommunications segment of 33%.

        General and administrative

     General and administrative expenses increased to $1,922,479 for the three months ended December 31, 2002, compared to $1,390,735 for the same period in the prior year. The increase was primarily the result of the inclusion of the results of Norstan Network Services, Inc., totaling $956,106 for the period. This was partially offset by a reduction of costs related to equity compensation of consultants of $338,000, in the prior period, compared to no such amounts in the current period. We expect general and administrative costs to increase in absolute dollars in the future.

        Engineering and development

     Engineering and development expenses decreased to $403,929 for the three months ended December 31, 2002, compared to $427,890 for the same period in the prior year. The decrease in engineering and development costs was primarily the result of a limited reduction of engineering and development personnel, which resulted in reduced salary of $14,084 for the current period. We expect to incur engineering and development costs in the future as we continue to maintain our existing product line as well as develop new products and features, as evidenced by the development of our intelligent Failover and continued development of our SRM2 TM technology.

        Sales and marketing

     Sales and marketing expenses increased to $797,238 for the three months ended December 31, 2002, compared to $611,752 for the same period in the prior year. The increase in sales and marketing expenses was primarily the result of the inclusion of the results of Norstan Network Services, Inc., totaling $500,312 for the period commencing July 9, 2002 through December 31, 2002. This was partially offset a reduction in the number of sales personnel in the Company's Technology segment totaling $161,882. Additionally, the Company has been changing its marketing efforts to focus primarily on direct sales to Fortune 1000 customers. The Company intends to continue to aggressively promote its current and future products and, therefore, expects sales and marketing costs to increase in absolute dollars in the future.

        Other income (expenses)

     Other income (expenses) decreased to $(61,674) for the three months ended December 31, 2002, compared to $19,289 for the same period in the prior year. The decrease was primarily due to an increase in interest expense on the note payable to Norstan, Inc. of $65,987 for the current period.

     Liquidity and Capital Resources

     Our operating activities provided cash of $.06 million during the six months ended December 31, 2002, as compared to using $4.6 million for the same period in the prior year. Cash provided by operations for the six months ended December 31, 2002 was primarily attributable to an increase in accounts payable and accrued expenses and collection of amounts owed by Norstan, Inc. of $1.1 million and $1.0 million, respectively, partially offset by a net loss of $3.0 million, exclusive of non-cash charges aggregating $.7 million. Cash used for the six months ended December 31, 2001 was primarily attributable to a net loss of $5.9 million, partially offset by non-cash equity compensation totaling $1.6 million.

     Our investing activities used cash of $3.4 million during the six months ended December 31, 2002, as compared to $1.0 million for the same period in the prior year. Cash used in investing activities for the six months ended December 31, 2002 was primarily attributable to a payment of $3.4 million, exclusive of acquisition costs paid of $.07 million, to acquire Norstan Network Services, Inc. Cash used in investing activities for the six months ended December 31, 2001 was primarily attributable to the Company's purchases of property and equipment totaling $.08 million.

     Our financing activities provided cash of $4.9 million during the six months ended December 31, 2002, as compared to providing cash of $6.0 million during the same period in the prior year. Cash provided by financing activities for the six months ended December 31, 2002 was due to the private sale of the Company's preferred stock and warrants and advances from four individuals, one of whom is an officer and director of the Company and another who is a director of the Company. Cash provided by financing activities for the six months ended December 31, 2001 was due to the private sale of the Company's common stock.

     Following is a listing of the Company's contractual obligations as of December 31, 2002:

                                                               Payments Due by Period
   ---------------------------- -------------------------------------------------------------------------------------
   Contractual Obligations           Total         Less than 1       1-3 years        4-5 years       After 5 years
                                                      year
   ---------------------------- ---------------- ---------------- ---------------- ----------------- ----------------

   Long Term Debt               $   3,970,000    $   3,970,000    $            -   $            -    $            -
   ============================ ================ ================ ================ ================= ================
   Operating Leases             $   1,890,781    $      713,006   $      600,121   $      577,654    $            -
   ============================ ================ ================ ================ ================= ================
   Total Contractual Cash       $   5,860,781    $   4,683,006    $      600,121   $      577,654    $            -
       Obligations
   ---------------------------- ---------------- ---------------- ---------------- ----------------- ----------------

     During the transition period of the Company's newly acquired subsidiary, NNSI, the Company was the target of a theft of telecommunications services. The Company is currently working with one of its major providers to resolve this issue and currently believes this obligation to approximate $250,000. Accordingly, the Company has accrued such amount and included it in general and administrative expenses within the condensed consolidated statements of operations.

     In November 2002, the Company was notified by this same provider, of credits of approximately $195,000 due to the Company from the misapplication of payments by the provider. The Company is currently verifying the validity of these credits and has not recorded such amount within its condensed consolidated financial statements at this time.

     Management's plan

     Historically, the Company's has experienced significant reoccurring net operating losses as well as negative cash flows from operations. The Company's main source of liquidity has been equity financing which is used to fund losses from operating activities. From July 1, 2002 to date, the Company has raised, exclusive of commissions, approximately $6.5 million from the sale of its preferred stock, of which approximately $1.7 million was raised subsequent to December 31, 2002. While approximately $3 million of the proceeds was utilized to purchase the outstanding capital stock of NNSI, the remainder of the proceeds has been and will continue to be utilized to fund ongoing operations as well as provide substantial payment of the $3.75 million note payable due to Norstan, Inc. on July 9, 2002. The note is collateralized by the common stock of NNSI.

     The Company will continue to utilize cash generated from its Telecommunications segment to fund the operations of its other segments and is seeking to raise additional monies from the sale of its capital stock and /or obtain debt financing to meet its funding needs over the next 12 months. Additionally, management has instituted cost saving measures over the past 12 months intended to reduce its overhead expenses, most notably, a reduction of staffing within its Technology segment and its discontinued ComputerCOP operations, aggregating approximately $2.5 million in annual salaries and related benefits. The Company anticipates that negative cash flow from operations will average less than $200,000 per month for the quarter ended March 31, 2003.

     Currently, the Company does not have sufficient capital resources to fund operations for a period of 12 months from the filing of this current report and there can be no assurance that the Company will obtain sufficient capital to finance its operations. If the Company is unable to raise sufficient funding to sustain its operations, it will curtail the operations of certain business segments. However, even if the Company does raise sufficient operating capital, there can be no assurances that the net proceeds will be sufficient to enable it to develop its business to a level where it will generate profits and cash flows from operations. Due to the factors listed above, these matters raise substantial doubt about the Company's ability to continue as a going concern, as noted in the report of independent certified public accountants dated October 9, 2002, contained in the Company's Form 10-K for the fiscal year ended June 30, 2002. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.


ITEM 4  CONTROLS AND PROCEDURES

     Within 90 days prior to the filing date of this report, under the supervision of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as defined in rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were sufficient to provide reasonable assurances that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     During the transition period of the Company's newly acquired subsidiary, NNSI, the Company was the target of a theft of telecommunications services. The Company is currently working with one of its major providers to resolve this issue and currently believes this obligation to approximate $250,000. Accordingly, the Company has accrued such amount and included it in general and administrative expenses within the condensed consolidated statements of operations.

     As a result of this theft of telecommunications services, management has since enacted new internal controls at the subsidiary level in order to deter future occurrences of this nature. It is the opinion of management that the outcome of this matter will not have a material adverse effect on our operations or our financial condition taken as a whole.

     Other than the event listed above, there have been no significant changes in our internal controls or in other factors that could significantly affect those internal controls subsequent to the date of our evaluation thereof.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     For the quarter ended December 31, 2002, the Company has issued 7,000 shares of its Series A Preferred Stock for a total cash consideration of $105,000. Cumulative dividends on the Series A Preferred Stock accrue at a rate of 8% per annum from the date of issuance through June 30, 2004 and thereafter at a rate of 12% per annum and will be payable annually at the Company's option in cash or Series A Preferred Stock. Each share of Series A Preferred Stock will have ten votes and will vote as a single class with holders of the Company's common stock. The shares were issued in connection with a private offering of the Company's securities pursuant to which shareholders also received warrants to purchase shares of the Company's common stock at an initial exercise price equal to $1.65 per share. Five warrants were issued for each share of Series A Preferred Stock. The proceeds are to be used for working capital purposes.

     Additionally, for the quarter ended December 31, 2002, the Company has issued 47,194 shares of its Series B Preferred Stock for a total cash consideration of $755,100. Cumulative dividends on the Series B Preferred Stock accrue at a rate of 8% per annum from the date of issuance through January 31, 2005 and thereafter at a rate of 12% per annum and will be payable annually at the Company's option in cash or Series B Preferred Stock. Each share of the Series B Preferred Stock is convertible at the holders' option into 20 shares of common stock. Each share of Series B Preferred Stock will have ten votes and will vote as a single class with holders of the Company's common stock. The shares were issued in connection with a private offering of the Company's securities pursuant to which shareholders also received warrants to purchase shares of the Company's common stock at an initial exercise price equal to $1.25 per share. Five warrants were issued for each share of Series A Preferred Stock. The proceeds are to be used for working capital purposes.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.


ITEM 5. OTHER INFORMATION

        Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits
          ------------

     99.1 Certification of Walter M. Groteke pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification of Peter C. Castle pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K
          -----------------------

          Current report on Form 8-K dated July 16, 2002.

          Current report on Form 8-K dated January 8, 2003.

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




                                BY:     NETWOLVES CORPORATION





                                        /s/ Walter M. Groteke
                                        -----------------------------------
                                        Walter M. Groteke
                                        Chairman of the Board and President




                                        /s/ Peter C. Castle
                                        -----------------------------------
                                        Peter C. Castle
                                        Secretary and Treasurer
                                        Principal Financial Officer and
                                        Principal Accounting Officer








Date: February 14, 2003

                             OFFICER CERTIFICATIONS

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


Date: February 14, 2003



                                /s/ Walter M. Groteke
                                ------------------------------------------
                                Walter M. Groteke
                                Chairman of the Board, President and Chief
                                Executive Officer

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


Date: February 14, 2003



                                /s/ Peter C. Castle
                                -----------------------------------------
                                Peter C. Castle
                                Secretary and Treasurer
                                Principal Financial Officer and Principal
                                Accounting Officer