Form 10-Q
period 2003-03-31
NETWOLVES CORP
filed 2003-05-15
CIK 1084103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2003

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

                                      None
   Former name, former address and former fiscal year, if changed since last report)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X        No
                                   ---

Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

                                        NUMBER OF SHARES OUTSTANDING ON
        TITLE OF CLASS                            May 5, 2003
------------------------------          -------------------------------
Common Stock, $.0033 par value                    12,907,119
                                                --------------

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                            FORM 10-Q MARCH 31, 2003


                                     INDEX


PART I - FINANCIAL INFORMATION


   ITEM 1 - FINANCIAL STATEMENTS

   CONDENSED CONSOLIDATED BALANCE SHEETS
      March 31, 2003 (unaudited) and June 30, 2002                         1 - 2

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
    COMPREHENSIVE LOSS
      For the three and nine months ended March 31, 2003 (unaudited)
       and March 31, 2002 (unaudited)                                      3 - 4

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the nine months ended March 31, 2003 (unaudited)
       and March 31, 2002 (unaudited)                                      5 - 6

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                   7 - 18

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                          19 - 26

   ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK          26

   ITEM 4  CONTROLS AND PROCEDURES                                            26


PART II - OTHER INFORMATION

   ITEM 1  LEGAL PROCEEDINGS                                                  27

   ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS                          27

   ITEM 3  DEFAULTS UPON SENIOR SECURITIES                                    27

   ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                27

   ITEM 5  OTHER INFORMATION                                                  27

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                  27

SIGNATURES                                                                    28

OFFICERS' CERTIFICATIONS                                                 29 - 30

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     March 31,             June 30,
                                                                       2003                  2002
                                                                ------------------   -------------------
                                                                    (Unaudited)
ASSETS

Current assets
     Cash and cash equivalents                                  $        1,522,894    $          656,880
     Restricted cash                                                       296,676               366,276
     Marketable securities, available for sale, at market value               -                   82,250
     Accounts receivable, net                                            2,366,053               107,178
     Inventories                                                           112,240               136,930
     Prepaid expenses                                                      259,976               129,293
     Purchase deposits                                                        -                  841,000
     Other current assets                                                   33,726                13,491
                                                                ------------------    ------------------
         Total current assets                                            4,591,565             2,333,298

Property and equipment, net                                                635,632               682,395

Software, net                                                              867,190               104,874

Intangible assets, net                                                   2,331,726                45,394

Goodwill                                                                 3,515,698                 -

Other assets                                                                63,493                58,493
                                                                ------------------    ------------------
                                                                $       12,005,304    $        3,224,454
                                                                ==================    ==================


The accompanying notes to the financial statements are an integral part of these condensed consolidated balance sheets.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

(continued)                                                          March 31,             June 30,
                                                                       2003                  2002
                                                                ------------------   -------------------
                                                                    (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued expenses                       $        4,051,542    $          675,321
    Accrued losses of discontinued operations                              105,097               137,958
    Deferred revenue                                                       662,212                46,780
    Due to Norstan, Inc.                                                    27,977                 -
    Advances from related parties                                          150,000                 -
    Current maturities of long-term debt                                   120,000               362,982
                                                                ------------------    ------------------
       Total current liabilities                                         5,116,828             1,223,041

Accrued losses of discontinued operations                                  159,139               235,012
                                                                ------------------    ------------------
         Total liabilities                                               5,275,967             1,458,053
                                                                ------------------    ------------------
Minority interest                                                          276,510               272,533
                                                                ------------------    ------------------
Commitment and contingencies

Shareholders' equity
    Series A Preferred stock, $.0033 par value; $8,521,208
     liquidation preference; 1,000,000 and no shares authorized on
     March 31, 2003 and June 30, 2002, respectively; 269,462 and no shares issued and outstanding on March 31, 2003
     and June 30, 2002, respectively                                     2.843.456                  -
    Series B Preferred stock, $.0033 par value; $8,837,902
     liquidation preference; 500,000 and no shares authorized on
     March 31, 2003 and June 30, 2002, respectively; 290,663 and no shares issued and outstanding on March 31, 2003 and
     June 30, 2002, respectively                                         3,058,371                  -
    Preferred stock, $.0033 par value; 500,000 and 2,000,000
     shares authorized on March 31, 2003 and June 30, 2002,
     respectively; no shares issued and outstanding on March 31,
     2003 and June 30, 2002                                                   -                     -
    Common stock, $.0033 par value; 50,000,000 shares authorized on March 31, 2002 and June 30, 2002; 12,907,119 and
     12,607,119 shares issued and outstanding on March 31, 2003
     and June 30, 2002, respectively                                        42,593                41,604
    Additional paid-in capital                                          67,314,621            65,176,647
    Accumulated deficit                                                (66,806,213)          (63,611,478)
    Accumulated other comprehensive loss                                      -                 (112,905)
                                                                ------------------    ------------------
      Total shareholders' equity                                         6,452,827             1,493,868
                                                                ------------------    ------------------
                                                                $       12,005,304    $        3,224,454
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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
                                  (Unaudited)

                                            For the three months ended                 For the nine months ended
                                                    March 31,                                 March  31,
                                     -----------------------------------------  ----------------------------------------
                                             2003                   2002               2003                   2002
                                     -------------------  --------------------  ------------------    -------------------

 Revenue
    Products                         $         5,320,288  $             62,237  $       15,130,625    $           181,341
    Services                                     190,155               121,319             464,805                377,874
                                     -------------------  --------------------  ------------------    -------------------
                                               5,510,443               183,556          15,595,430                559,215
                                     -------------------  --------------------  ------------------    -------------------
 Cost of revenue
    Products                                   3,541,067                35,493          10,080,202                112,858
    Services                                      84,543                89,767             275,859                307,901
                                     -------------------  --------------------  ------------------    -------------------
                                               3,625,610               125,260          10,356,061                420,759
                                     -------------------  --------------------  ------------------    -------------------

 Gross profit                                  1,884,833                58,296           5,239,369                138,456
                                     -------------------  --------------------  ------------------    -------------------
Operating expenses
    General and administrative                 1,494,137             1,625,427           5,237,984              4,905,039
    Engineering and development                  384,950               479,891           1,237,853              1,406,964
    Sales and marketing                          897,450               583,854           2,381,041              1,963,487
                                     -------------------  --------------------  ------------------    -------------------
                                               2,776,537             2,689,172           8,856,878              8,275,490
                                     -------------------  --------------------  ------------------    -------------------
 Loss before other income (expense)             (891,704)           (2,630,876)         (3,617,509)            (8,137,034)

 Other income (expense)
    Investment income                              4,980                16,882              10,316                104,126

                                                                                                                     -
    Gain on extinguishment of debt               716,014                  -                716,014                   -
    Realized loss on sale of                                                                                         -
      marketable securities                         -                     -               (115,201)                  -
    Minority interest                             (4,729)                1,009              (3,977)                 5,600
    Interest expense                             (56,623)               (5,150)           (184,378)               (32,800)
                                     -------------------  --------------------  ------------------    -------------------
Net loss from continuing operations             (232,062)           (2,618,135)         (3,194,735)            (8,060,108)

 Discontinued business
    Loss on disposal of
      discontinued operations                       -                 (265,534)               -                  (735,534)
                                     -------------------  --------------------  ------------------    -------------------
 Net loss                                       (232,062)           (2,883,669)         (3,194,735)            (8,795,642)

Other comprehensive income (loss)
      Marketable securities
        valuation adjustment                        -                    9,500                -                     9,000
                                     -------------------  --------------------  ------------------    -------------------
 Comprehensive loss                  $          (232,062) $         (2,874,169) $       (3,194,735)   $        (8,786,642)
                                     ===================  ====================  ==================    ===================

The accompanying notes to the financial statements are an integral part of these condensed consolidated statements.


                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                                   (Unaudited)



(continued)                                 For the three months ended                 For the nine months ended
                                                    March 31,                                 March  31,
                                     -----------------------------------------  ----------------------------------------
                                             2003                   2002               2003                   2002
                                     -------------------  --------------------  ------------------    -------------------

 Basic and diluted net loss per share

 Net loss                            $         (232,062)  $       (2,883,669)   $      (3,194,735)    $       (8,795,642)

    Beneficial conversion on preferred
       stock                                   (103,293)                -                (138,672)                  -
    Dividends on preferred stock               (134,858)                -                (277,680)                  -
                                     -------------------  --------------------  ------------------    -------------------

Net loss available to common
   shareholders                      $         (470,213)  $       (2,883,669)   $      (3,611,087)    $       (8,795,642)
                                     ===================  ====================  ==================    ===================

Basic and diluted net loss per share

   Loss from continuing operations   $             (.04)  $             (.21)   $            (.29)    $             (.70)
   Loss from discontinued operations                 -                  (.02)                  -                    (.06)

                                     -------------------  --------------------  ------------------    -------------------
                                     $             (.04)  $             (.23)   $            (.29)    $             (.77)
                                     ===================  ====================  ==================    ===================
 Weighted average common shares
    outstanding, basic and diluted           12,662,202           12,490,132           12,625,212             11,475,994
                                     -------------------  --------------------  ------------------    -------------------

The accompanying notes to the financial statements are an integral part of these condensed consolidated statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   For the nine months ended
                                                                             March 31,
                                                                    -------------------------

                                                                       2003            2002
                                                                  --------------  --------------
Cash flows from operating activities
   Net loss                                                       $   (3,194,735) $   (8,795,642)
   Adjustments to reconcile net loss to net cash used in
   operating activities
       Depreciation                                                      176,610         175,841
       Amortization                                                      532,607          34,419
       Non-cash charge to operations with respect to
        stock and warrants issued for services and
        amortization of previously issued warrants                        79,250        2,180,498
       Minority interest                                                   3,977           (5,600)
       Provision for impairment on discontinued operations                  -             100,000
       Gain on extinguishment of debt                                   (716,014)            -
       Loss on sale of marketable securities                             115,201             -
       Amortization of imputed interest                                  184,378             -
       Loss on disposal of property and equipment                          4,412           82,526

   Changes in operating assets and liabilities
    Restricted cash                                                       69,600             -
    Accounts receivable                                                 (388,789)         196,949
    Inventories                                                           24,690           32,243
    Prepaid expenses                                                    (130,683)         (65,817)
    Other current assets                                                  45,284          119,235
    Accounts payable and accrued expenses                              1,441,074         (194,939)
    Accrued loss on disposal of discontinued operations                 (108,734)        (304,103)
    Deferred revenue                                                     201,476          (67,177)
    Due to Norstan, Inc.                                                 874,451             -
                                                                  --------------   --------------
     Net cash used in operating activities                              (785,945)      (6,511,567)
                                                                  --------------   --------------
Cash flows from investing activities
   Capitalized software costs                                               -            (125,715)
   Proceeds from sale of marketable securities                            79,954             -
     Payment to purchase Norstan Network Services, Inc.               (3,350,000)        (400,000)
     Acquisition costs paid                                             (129,500)        (350,000)
     Patent costs paid                                                    (2,255)         (11,690)
     (Payments for) refunds of security deposits                          (5,000)           4,693
     Purchases of property and equipment                                 (77,959)         (79,690)
                                                                  --------------   --------------
       Net cash used in investing activities                      $   (3,484,760)  $     (962,402)
                                                                  --------------   --------------

The accompanying notes to the financial statements are an integral part of these condensed consolidated statements.

                                       NETWOLVES CORPORATION AND SUBSIDIARIES

                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

(continued)                                                        For the nine months ended
                                                                             March 31,
                                                                    -------------------------

                                                                       2003            2002
                                                                  --------------  --------------
Cash flows from financing activities

   Cash proceeds from private sale of preferred stock and
    warrants                                                      $   8,692,472   $        -
   Cash proceeds from private sale of common stock                         -          6,325,000
   Repayment of notes payable                                        (2,907,500)           -
   Financing costs paid                                                (798,253)       (310,000)
   Advances from related parties                                        600,000            -
   Repayment of advances from related parties                          (450,000)           -
                                                                  -------------   -------------
       Net cash provided by financing activities                      5,136,719       6,015,000
                                                                  -------------   -------------
Net increase (decrease) in cash and cash equivalents                    866,014      (1,458,969)

Cash and cash equivalents, beginning of period                          656,880       4,411,657
                                                                  -------------   -------------
Cash and cash equivalents, end of period                          $   1,522,894   $   2,952,688
                                                                  =============   =============


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES

Issuance of non-interest bearing promissory note to Norstan,
   Inc. (Note 4)                                                  $   3,479,850   $        -
                                                                  =============   =============

Common stock issued in partial repayment of non-interest
   bearing promissory note to Norstan, Inc. (Note 4)              $     345,000   $        -
                                                                  =============   =============

Warrants issued in connection with Preferred Stock
  issuance                                                        $     470,990   $        -
                                                                  =============   =============

The accompanying notes to the financial statements
  are an integral part of these condensed consolidated
  statements.
                                        6

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                   NINE MONTHS ENDED MARCH 31, 2003 AND 2002


1    Interim financial information

     The summary financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. These financial statements, including the condensed consolidated balance sheet as of June 30, 2002, which has been derived from audited financial statements, are presented in accordance with the requirements of Form 10-Q and consequently may not include all disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-K. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002. The results of operations for the three and nine months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

2    The Company

     The condensed consolidated financial statements include the accounts of NetWolves Corporation and its subsidiaries, NetWolves Technologies Corporation ("NWT"), Norstan Network Services, Inc. ("NNSI"), ComputerCOP Corporation ("ComputerCOP") and its majority owned TSG Global Education Web, Inc. ("TSG") (collectively "NetWolves" or the "Company").

     NWT designs, develops, assembles and sells Internet infrastructure security platforms, coupled with network based management services, designed to significantly reduce the up-front and ongoing costs associated with small, medium and remote offices' global Internet access. NNSI provides multiple source data and voice services and related consulting and professional services throughout the United States. TSG provides management and consulting services to the automotive industry. Effective August 31, 2002, the Company ceased all operations of ComputerCOP and terminated all remaining employees of ComputerCOP.

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

     Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The separate ownership of one of the Company's subsidiaries is reflected in the Company's consolidated financial statements as minority interest. The minority interest consists of common stock representing 1.7% of the outstanding shares of the subsidiary.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                   NINE MONTHS ENDED MARCH 31, 2003 AND 2002




3    Significant accounting policies (continued)

     Inventories

     Inventories consist of raw materials and finished goods. Inventories are valued at the lower of cost or net realizable value using the first-in, first-out method. Raw material and finished goods amounted to $76,938 and $35,302, respectively, at March 31, 2003 and $108,079 and $28,851, respectively, at June 30, 2002.

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

     Basic and diluted net loss per share

     The diluted loss per share does not include the impact of potential shares to be issued upon exercise of convertible preferred stock, options and warrants aggregating approximately 23.7 million and 7.4 million at March 31, 2003 and 2002, respectively, because the Company had a net loss from operations and, therefore, the effect would be antidilutive.

     Revenue recognition

     NWT records revenue in accordance with Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), issued by the American Institute of Certified Public Accountants (as modified by Statement of Position 98-9) and SEC Staff Accounting Bulletin No. 101 ("SAB 101") regarding revenue recognition in financial statements. SOP 97-2 provides additional guidance with respect to multiple element arrangements; returns, exchanges, and platform transfer rights; resellers; services; funded software development arrangements; and contract accounting. Accordingly, revenue from the sale of hardware and software licenses are recognized at the time of delivery and acceptance of hardware and software products by the customer, when the fee is fixed and determinable and collectibility is probable. Maintenance or monitoring revenue that is bundled with an initial license fee is deferred and recognized ratably over the maintenance or monitoring period. Amounts deferred for maintenance or monitoring are based on the fair value of equivalent maintenance or monitoring services sold separately. The Company has established vendor specific objective evidence ("VSOE") on all undelivered elements of its software arrangements, which consists of
     maintenance,   monitoring  and,  at  times,  training  and  consulting.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                   NINE MONTHS ENDED MARCH 31, 2003 AND 2002


3    Significant accounting policies (continued) Revenue recognition (continued)

     The Company uses the residual method for the delivered elements. The Company's consulting projects are short-term in nature and are recorded as revenue when the project is complete.

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

     Summary of recent accounting pronouncements

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure". This statement amends the transition and disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Specifically, SFAS No. 148 provides more transition alternatives for companies that wish to adopt the fair-value based provisions of SFAS No. 123 and increases the disclosure required of companies that continue to account for their stock-based compensation under the intrinsic-value method prescribed under Accounting Principals Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. The annual disclosure and transition provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company has elected to continue to apply APB No. 25 and related interpretations in accounting for its stock option plans and warrants, as permitted under SFAS No. 123 and SFAS No. 148. The adoption of SFAS 148 has no material effect on the Company.

     If the Company had elected to recognize compensation expense based upon the fair value at the date of grant consistent with the methodology prescribed by SFAS No. 123 and No. SFAS 148, the effect on the Company's net loss and net loss per share would be as follows:

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                   NINE MONTHS ENDED MARCH 31, 2003 AND 2002


3    Significant accounting policies (continued)

     Summary of recent accounting pronouncements (continued)

                                               For the three months                 For the nine months
                                               ended March 31,                         ended March 31,
                                 ----------------------------------------  ---------------------------------

                                         2003                 2002                 2003                  2002
                                 ------------------   -----------------    -----------------     ----------------
Net loss available to common
  shareholders, as reported      $        (470,213)   $      (2,883,669)   $      (3,611,087)    $      (8,795,642)

Deduct:  Total stock-based
  employee compensation
  expense determined under
  fair value based method for
  all awards, net of related
  tax effects                             (161,259)            (170,170)            (483,735)             (510,508)
                                 -----------------    -----------------    -----------------     -----------------

Pro forma net loss               $      (  631,472)   $      (3,053,839)   $      (4,094,822)    $      (9,306,150)
                                 =================    =================    =================     =================
Basic and diluted net loss per
share
         As reported             $            (.04)   $            (.23)   $            (.29)    $            (.77)
         Pro forma               $            (.05)   $            (.24)   $            (.32)    $            (.81)

     The fair value of equity securities issued to non-employees in exchange for services is expensed in the accompanying condensed consolidated statement of operations and comprehensive loss as the services are provided.

     In November 2002, the FASB issued Statement of Financial Accounting Standards Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 addresses the accounting and disclosures to be made by a guarantor about obligations under certain guarantees that it has issued. It clarifies that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing those guarantees on a prospective basis for guarantees issued or modified after December 31, 2002. FIN 45 requires disclosure in all financial statement presentations issued after December 15, 2002. The adoption of FIN 45 has no material effect on the Company.

4    Business combination

     On July 9, 2002, the Company acquired all of the outstanding capital stock of NNSI pursuant to a Stock Purchase Agreement dated as of January 30, 2002, as amended, among Norstan, Inc. ("Seller") and NNSI, both Minnesota corporations and the Company. NNSI provides multiple source data and voice services and related consulting and professional services throughout the United States.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                   NINE MONTHS ENDED MARCH 31, 2003 AND 2002



4    Business combination (continued)

     The Company paid to the Seller $7,500,000, $3,750,000 of which was paid in cash on or prior to closing and $3,750,000 was payable under the terms of a non-interest bearing promissory note due July 9, 2003. The $3,750,000 in cash paid by the Company to the Seller was primarily obtained through equity and debt financing and to a lesser extent from working capital.

     On March 18, 2003, the Company agreed to pay Norstan, Inc. $2.9 million in cash and issued 300,000 shares of its common stock in full settlement of its outstanding $3.75 million non-interest bearing promissory note. Management determined the fair value of the common shares issued based on the quoted market price on such date. This note repayment and share issuance resulted in recognition of a gain on extinguishment of debt, which is reflected in the accompanying condensed consolidated statements of operations and comprehensive loss.

     The total purchase price, including acquisition costs, is summarized as follows:

       Cash paid to Norstan, Inc., on or prior to closing      $   3,750,000
       Promissory note payable*                                    3,479,850
       Finders fee                                                   350,000
       Professional fees                                             225,500
                                                               -------------
                                                               $   7,805,350
                                                               =============

          *The non-interest bearing promissory note payable with a face value of $3,750,000 was discounted using a rate of 7.5% and was due on July 9, 2003.

     The results of NNSI's operations have been included in our condensed consolidated financial statements commencing July 9, 2002.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the July 9, 2002 acquisition date.

          Current assets                                                   $       2,782,079
          Equipment                                                                   56,300
          Intangible assets not subject to amortization - licenses                   203,000
          Intangible  assets  subject to  amortization  (estimated 5
           year useful life)                                                       3,376,000
          Goodwill                                                                 3,515,698
                                                                           -----------------
          Total assets acquired                                                    9,933,077
                                                                           -----------------
          Current liabilities                                                     (2,127,727)
                                                                           -----------------
          Total liabilities assumed                                               (2,127,727)
                                                                           -----------------
          Net assets acquired                                              $       7,805,350
                                                                           =================

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                   NINE MONTHS ENDED MARCH 31, 2003 AND 2002


4    Business combination (continued)

     The fair value of acquired intangible assets subject to amortization, as well as their respective estimated useful lives, is as follows:

                                                    Estimated
                                                    Useful Life        Fair Value
                                                -----------------  -----------------
        Contractual customer relationships           5 Years       $       2,436,000
        Computer billing software                    5 Years                 940,000
                                                                   -----------------
        Total intangible assets                                    $       3,376,000
                                                                   =================

     All of the goodwill arising from this acquisition is expected to be deductible for income tax purposes over a period of 15 years and is included in the Company's Telecommunications segment. Based on intangible assets held at March 31, 2003, estimated amortization of the Company's identifiable intangible assets will equal approximately $675,000 in each of the five succeeding fiscal years. Accumulated amortization on such intangibles was $491,880 at March 31, 2003.

     The following unaudited pro forma financial information has been prepared assuming that the acquisition of NNSI had taken place at the beginning of the periods presented. The pro forma information is not necessarily indicative of the combined results that would have occurred had the acquisition taken place at the beginning those periods, nor is it necessarily indicative of the results that may occur in the future. The quarter ended March 31, 2003 is included in the accompanying condensed consolidated statements of operations and comprehensive loss.

                                                     For the quarter         For the nine months ended
                                                         ended                      March 31,
                                                        March 31,
                                                          2002                  2003                 2002
                                                   -------------------  -------------------  ------------------

     Revenue                                       $        5,521,911   $        15,947,252  $       16,457,999
     Net loss from continuing operations
         available to common shareholders          $       (1,813,771)  $        (3,545,568)         (5,807,835)
     Basic and diluted net loss per share from
         continuing operations                     $             (.15)  $              (.28) $            (.51)
     Net loss available to common shareholders
         (including discontinued operations)       $       (2,079,305)  $        (3,545,568)         (6,543,369)
     Basic and diluted net loss per share
         (including discontinued operations)       $             (.17)  $              (.28) $            (.57)

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                   NINE MONTHS ENDED MARCH 31, 2003 AND 2002


5    Balance sheet components

                                                                         March 31,           June 30,
                                                                           2003                2002
                                                                   -----------------    -----------------
      Property and equipment, net
         Machinery and equipment                                   $         877,916    $         755,045
         Furniture and fixtures                                              218,497              218,497
         Leasehold improvements                                              142,353              140,875
                                                                   -----------------    -----------------
                                                                           1,238,766            1,114,417
         Less: accumulated depreciation and amortization                    (603,134)            (432,022)
                                                                   -----------------    -----------------
         Property and equipment, net                               $         635,632    $         682,395
                                                                   =================    =================

                                                                          March 31,           June 30,
                                                                            2003                2002
                                                                   -----------------    -----------------
      Accounts payable and accrued expenses
         Trade accounts payable and other accrued
            operating expenses                                     $       2,436,166    $         490,311
         Sales, excise and universal services charges payable                396,919                 -
         Compensated absences                                                347,462              182,671
         Dividends payable                                                   277,680                 -
         Provider settlement obligation                                      250,000                 -
         Other liabilities                                                   184,564                1,039
         Bonuses and commissions payable                                     158,751                1,300
                                                                   -----------------    -----------------
                                                                   $       4,051,542    $         675,321
                                                                   =================    =================

6    Related party transactions

     On July 10, 2002, the Company received advances from four individuals, one of whom is an officer and director of the Company and another who is a director of the Company, aggregating $600,000, of which, $450,000 was subsequently repaid to three of those individuals. The advances are non-interest bearing, due on demand and have no scheduled repayment terms. On November 1, 2002, the Company entered into a consulting agreement with a corporation whose majority owner is also a shareholder of the Company, for marketing and new business development opportunities, as well as strategic advisory services. The agreement commenced effective November 1, 2002 and requires payments of $20,000 per month, cancelable at the Company's option upon 30 days notice. 7 Shareholders' equity Preferred stock

     On July 16, 2002 the Company amended its Certificate of Incorporation, as authorized by its Board of Directors, by designating 1,000,000 shares of its 2,000,000 shares of preferred stock as Series A Convertible Preferred Stock, par value $.0033 per share ("Series A Preferred Stock").

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                   NINE MONTHS ENDED MARCH 31, 2003 AND 2002


7    Shareholders' equity (continued)

     Preferred stock (continued)

     Cumulative dividends on the Series A Preferred Stock accrue at a rate of 8% per annum from the date of issuance through June 30, 2004 and thereafter at a rate of 12% per annum and will be payable annually at the Company's option in cash or Series A Preferred Stock. Each share of the Series A Preferred Stock was originally convertible at the holders' option into 10 shares of common stock. Pursuant to the antidilution provision of the Series A Preferred Stock, each share of Series A Preferred Stock is now convertible into 18.75 shares of common stock. Each share of Series A Preferred Stock will have 10 votes and will vote as a single class with holders of the Company's common stock.

     Through March 31, 2003, the Company has issued 269,462 shares of its Series A Preferred Stock for a total cash consideration of $4,041,972. The shares were issued in connection with a private offering of the Company's securities pursuant to which shareholders also received warrants to purchase shares of the Company's common stock at an initial exercise price equal to $1.65 per share. Five warrants were issued for each share of Series A Preferred Stock. The warrants have an exercise price equal to $1.65 per share and are exercisable for five years from the issuance date.

     Approximately $3,000,000 of the proceeds from the sale of the Series A Preferred Stock was used to purchase the outstanding capital stock of NNSI (Note 4).

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

     Through March 31, 2003, the Company has issued 290,663 shares of its Series B Preferred Stock for a total cash consideration of $4,650,500. The shares were issued in connection with a private offering of the Company's securities pursuant to which shareholders also received warrants to purchase shares of the Company's common stock at an initial exercise price equal to $1.25 per share. Five warrants were issued for each share of Series B Preferred Stock. The warrants have an exercise price equal to $1.25 per share and are exercisable for five years from the issuance date.

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                   NINE MONTHS ENDED MARCH 31, 2003 AND 2002


7    Shareholders' equity (continued)

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

     Material issuances for the quarter

     In  January  2003,  the  Company  entered  into  a  three-year   consulting
     agreement. In return for services, the Company granted an immediately exercisable five-year warrant to purchase 350,000 shares of the Company's common stock at an exercise price of $1.50 per share. Additionally, the consultant was immediately entitled to the issuance of 100,000 shares of the Company's unregistered common stock. The value of the warrant and unregistered common stock, aggregating $217,000 and $101,000, respectively, are being amortized over the life of the agreement.

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

                                      For the three months ended     For the nine months ended
                                               March 31,                      March 31,
                                      --------------------------     -------------------------
                                          2003          2002             2003         2002
                                      ----------    ----------       ------------   ----------

         Revenue
            Technology                $  142,215    $  102,661        $   382,723   $  321,135
            Telecommunications         5,287,377          -            14,970,586         -
            Management and
              Consulting
                                          80,851        80,895            242,121      238,080
                                      ----------    ----------        -----------   ----------
                Total                 $5,510,443    $  183,556        $15,595,430   $  559,215
                                      ==========    ==========        ===========   ==========

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                   NINE MONTHS ENDED MARCH 31, 2003 AND 2002


8    Segment information (continued)

     Operating income (loss)
        Technology                    $ (1,571,219)     $ (2,573,659)    $ (4,945,047)  $ (7,810,917)
        Telecommunications                 791,040                 -        1,484,885           -
        Management and
          Consulting                       (10,173)          (57,217)         (55,751)      (326,117)
                                          (101,352)             -            (101,596)          -
                                      ------------      ------------     ------------    ------------
            Total                     $   (891,704)     $ (2,630,876)    $ (3,617,509)   $ (8,137,034)
                                      ============      ============     ============    ============

                                                                            March 31,       June 30,
                                                                              2003            2002
                                                                         ------------    ------------
        Identifiable assets
            Technology                                                   $  1,692,025    $  3,114,692
            Telecommunications                                             10,241,274            -
            Management and Consulting                                          30,207          45,143
            Other                                                                 573            -
                                                                         ------------    ------------
                                                                           11,964,079       3,159,835
            Net assets of discontinued operations                              41,225          64,619
                                                                         ------------    ------------
                Total                                                    $ 12,005,304    $  3,224,454
                                                                         ============    ============


     The Company had two major customers, both in the Telecommunications segment, which accounted for 32% and 10%, respectively, of consolidated revenue for the nine months ended March 31, 2003 and one major customer in the Technology segment which accounted for 39% of consolidated revenue for the nine months ended March 31, 2002. Additionally, the Company had one customer in the Telecommunication segment that accounted for 14% of consolidated accounts receivable at March 31, 2003 and four customers, one in the Technology segment and three in the Management and Consulting segment that accounted for 29%, 10%, 13% and 21% of consolidated accounts receivable at June 30, 2002.

     The Company made purchases from two data and voice service providers included within the Telecommunications segment that aggregated approximately 85% and 13% of the total cost of revenue for the nine months ended March 31, 2003.

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                   NINE MONTHS ENDED MARCH 31, 2003 AND 2002

9    Disposal of business segment (continued)

     Effective August 31, 2002, the Company ceased all operations of ComputerCOP, terminated all remaining employees of ComputerCOP and subleased a majority of the space previously occupied by ComputerCOP for $5,000 per month for a period of six months. The sublease also provided the lessee use of certain furniture and equipment during the period of the lease. Accrued losses of discontinued operations included within the condensed consolidated balance sheets at March 31, 2003 represent lease payment obligations on the ComputerCOP facility.

10   Provider liabilities and credits

     During the transition period of the Company's newly acquired subsidiary, NNSI, the Company was the target of a theft of telecommunications services. The Company is currently working with one of its major providers to resolve this issue and currently believes its obligation to approximate $250,000. Accordingly, the Company has accrued such amount and has expensed such amount in general and administrative expenses within the condensed consolidated statements of operations.

     As a result of this theft of telecommunications services, management has since enacted new internal controls at the subsidiary level in order to deter future occurrences of this nature. It is the opinion of management that the outcome of this matter will not have a material adverse effect on the Company's operations or financial condition.

     Additionally, in November 2002, the Company was notified by this same provider, of credits of approximately $195,000 due to the Company from the misapplication of payments by the provider. The Company has recorded such amount as a receivable and as an offset within general and administrative expenses in its condensed consolidated financial statements for the quarter ended March 31, 2003.

11   Gain on extinguishment of debt

     On March 26, 2003, the Company paid $7,500 in full settlement of notes payable to the Duffy- Vinet Institute, Inc., which were assumed by TSG in connection with its acquisition of Sales and Management Consulting, Inc. At the time, the notes had a carrying value of approximately $304,000 representing unpaid principal and accrued interest. The settlement resulted in a gain on extinguishment of debt of approximately $297,000, which is included in the accompanying condensed consolidated statements of operations.

     On March 18, 2003, the Company agreed to pay Norstan, Inc. $2.9 million in cash and issued 300,000 shares of its common stock in full settlement of its outstanding $3.75 million non-interest bearing promissory note. Management determined the fair value of the common shares issued based on the quoted market price on such date, $345,000. The Company recorded the difference between the consideration given and the carrying value of the note as of March 18, 2003 as a gain on extinguishment of debt in the accompanying condensed consolidated statements of operations and comprehensive loss.

12   Liquidity

     Historically, the Company has experienced significant reoccurring net operating losses as well as negative cash flows from operations. The Company's main source of liquidity has been equity financing which is used to fund losses from operating activities. From July 1, 2002 through March 31, 2003, the Company has raised, exclusive of commissions, approximately $8.7 million from the sale of its preferred stock. While approximately $6 million of the proceeds was utilized to purchase the outstanding capital stock of NNSI and repay a note payable due to Norstan, Inc., the remainder of the proceeds has been and will continue to be utilized to fund ongoing operations.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                   NINE MONTHS ENDED MARCH 31, 2003 AND 2002


12   Liquidity

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

     NetWolves products and services offer complete system solutions to organizations needing cost effective network security (firewall, routing, intrusion detection, content filtering, email, intranet, FTP, etc.) complete with advanced integrated hardware, a user-friendly interface, and Internet- based expansion capabilities. As companies migrate from the traditional private leased lines (dedicated point to point data or voice circuits) to public network connectivity to reduce costs, NetWolves provides cost-effective, value-added expansion technologies such as virtual private networking ("VPN"), a process used to allow secure data transmissions on a local area network, a wide area network, or to secure wireless network connections. This feature affords the user virtually all the benefits of lease-line service without the attendant recurring costs.

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

     Acquisition of Norstan Network Services, Inc.

     On July 9, 2002, the Company acquired all of the outstanding capital stock of Norstan Network Services, Inc. ("NNSI"). The Company paid to the Seller $7,500,000, $3,750,000 of which was paid in cash on or prior to closing and $3,750,000 that was payable under the term of a non- interest bearing promissory note due July 9, 2003. Subsequently, the Company negotiated an early payoff of the note for $2.9 million in cash and issued 300,000 shares of its common stock. This note repayment and share issuance resulted in recognition of a gain on extinguishment of debt, which is reflected in the accompanying condensed consolidated balance statements of operations and comprehensive loss.

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

     Agreement with General Electric

     On September 26, 2002, the Company entered into a three year agreement with General Electric Consumer Finance, the consumer financing arm of the General Electric Company. The agreement covers the use of the Company's technology by General Electric Consumer Finance in all of its offices worldwide, encompassing 36 countries. Beginning in December 2002 Company has commenced the rollout of its products initially within Germany and Japan.

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

     Nine months ended March 31, 2003 and 2002

            Revenue

     Revenue from continuing operations increased to $15,595,430 for the nine months ended March 31, 2003, compared to $559,215 for the same period in the prior year. The increase in revenue was primarily the result of the inclusion of the results of Norstan Network Services, Inc., commencing July 9, 2002, which resulted in revenue from the Telecommunications segment of $14,970,586. Revenues from the Company's Technology and Management and Consulting segments did not experience significant change for the nine months ended March 31, 2003 compared to the same period in the prior year. The Company anticipates a significant increase in revenue from its Technology segment due to the rollout of its products in fulfillment of the Company's September 2002 contract with General Electric Consumer Finance, including its current rollout in Germany and Japan. The Company does not anticipate any material change in revenues from its Management and Consulting segment in this fiscal year.

            Cost of revenue and gross profit

     Cost of revenue in connection with the Telecommunications segment includes costs of multiple source data and voice service providers. Cost of revenue in connection with the Technology segment include costs associated with the sale of the Company's Internet products and services and include manufacturing, packaging and shipping costs, amortization of capitalized software costs, and warranty expenses. Cost of revenue in connection with the Management and Consulting segment include direct expenses of consultants utilized in the generation of management and consulting revenue and software licensing costs. Cost of revenue increased to $10,356,061 for the nine months ended March 31, 2003, compared to $420,759 for the same period in the prior year. The increase in cost of revenue was primarily the result of the inclusion of the results of Norstan Network Services, Inc., commencing July 9, 2002, which resulted in cost of revenue from the Telecommunications segment of $9,988,061. Cost of revenue within the Technology segment decreased to $193,017 compared to $211,929 for the same period in the prior year. This decrease was primarily the result of an aggregate reduction of inventory obsolescence for the period of $17,700. Cost of revenue within the Management and Consulting segment decreased to $174,983 compared to $208,830 for the same period in the prior year. This decrease was primarily the result of the consolidation of consulting services.

     Overall gross profit was at 34% for the nine months ended March 31, 2003, compared to 25% for the same period in the prior year. The increase in gross profit was primarily the result of the inclusion of the results of Norstan Network Services, Inc., commencing July 9, 2002, which resulted in gross profit from the Telecommunications segment of 33%.

            General and administrative

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance, facilities and human resources personnel, recruiting expenses and professional fees. General and administrative expenses increased to $5,237,984 for the nine months ended March 31, 2003, compared to $4,905,039 for the same period in the prior year. The increase was primarily the result of the inclusion of the results of Norstan Network Services, Inc., totaling $2,120,068 for the period commencing July 9, 2002 through March 31, 2003. This was partially offset by a reduction of costs related to a settlement expense and a net reduction of equity compensation of consultants of $487,500 and $1,003,248 respectively, compared to the prior period. We expect general and administrative costs to increase in absolute dollars in the future.

            Engineering and development

     Engineering and development expenses, which are expensed as incurred, consist primarily of salaries and related expenses for personnel utilized in designing, maintaining and enhancing our products as well as material costs for test units and prototypes. Costs associated with the development of software products are generally capitalized once technological feasibility is reached. Engineering and development expenses decreased to $1,237,853 for the nine months ended March 31, 2003, compared to $1,406,964 for the same period in the prior year. The decrease in engineering and development costs was primarily the result of a limited reduction of engineering and development personnel, which resulted in reduced salary of $105,418 for the current period. We expect to incur engineering and development costs in the future as we continue to maintain our existing product line as well as develop new products and features, as evidenced by the development of our intelligent Failover and continued development of our SRM2 TM technology.

            Sales and marketing

     Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as costs associated with trade shows, promotional activities, advertising and public relations. Sales and marketing expenses increased to $2,381,041 for the nine months ended March 31, 2003, compared to $1,963,487 for the same period in the prior year. The increase in sales and marketing expenses was primarily the result of the inclusion of the results of Norstan Network Services, Inc., totaling $1,377,572 for the period commencing July 9, 2002 through March 31, 2003. This was partially offset a reduction in the number of sales personnel and associated salaries in the Company's Technology segment totaling $659,915. Additionally, the Company has been changing its marketing efforts to focus primarily on direct sales to Fortune 1000 customers. The Company intends to continue to aggressively promote its current and future products and, therefore, expects sales and marketing costs to increase in absolute dollars in the future.

            Other income (expenses)

     Other income (expenses) consists primarily of realized gains and losses on marketable securities, interest expense and investment portfolio income and increased to $422,774 for the nine months ended March 31, 2003, compared to $76,926 for the same period in the prior year. The increase was primarily due to an increase in interest expense on the note payable to Norstan, Inc. of $184,378 and a loss on the sale of marketable securities of $115,201 offset by a gain on extinguishment of debt within the Management and Consulting segment of $296,786 and the telecommunications segment of $419,228.

     Three months ended March 31, 2003 and 2002

            Revenue

     Revenue from continuing operations increased to $5,510,443 for the three months ended March 31, 2003, compared to $183,556 for the same period in the prior year. The increase in revenue was primarily the result of the inclusion of the results of Norstan Network Services, Inc. for the period, which resulted in revenue from the Telecommunications segment of $5,287,377. Revenues from the Company's Technology and Management and Consulting segments did not experience significant change for the three months ended March 31, 2003 compared to the same period in the prior year. The Company anticipates a significant increase in revenue from its Technology segment due to the rollout of its products in fulfillment of the Company's September 2002 contract with General Electric Consumer Finance. The Company does not anticipate any significant change in revenues from its Management and Consulting segment in the near term.

            Cost of revenue and gross profit

     Cost of revenue increased to $3,625,610 for the three months ended March 31, 2003, compared to $125,260 for the same period in the prior year. The increase in cost of revenue was primarily the result of the inclusion of the results of Norstan Network Services, Inc. for the period, which resulted in cost of revenue from the Telecommunications segment of $3,522,948. Cost of revenue from the Company's Technology and Management and Consulting segments did not experience significant change for the three months ended March 31, 2003 compared to the same period in the prior year.

     Overall gross profit was at 35% for the three months ended March 31, 2003, compared to 32% for the same period in the prior year. The increase in gross profit was primarily the result of the inclusion of the results of Norstan Network Services, Inc. for the period, which resulted in gross profit from the Telecommunications segment of 33%.

            General and administrative

     General and administrative expenses decreased to $1,494,137 for the three months ended March 31, 2003, compared to $1,625,427 for the same period in the prior year. The decrease was primarily the result of a net reduction in equity compensation of consultants of $556,948 for the current period and a reduction of general and administrative personnel, which resulted in reduced salary of $107,377 for the current period. This was partially offset by the inclusion of the results of Norstan Network Services, Inc., totaling $511,495 for the period. We expect general and administrative costs to increase in absolute dollars in the future.

            Engineering and development

     Engineering and development expenses decreased to $384,950 for the three months ended March 31, 2003, compared to $479,891 for the same period in the prior year. The decrease in engineering and development costs was primarily the result of a reduction of engineering and development personnel, which resulted in reduced salary of $74,495 for the current period. We expect to incur engineering and development costs in the future as we continue to maintain our existing product line as well as develop new products and features, as evidenced by the development of our intelligent Failover and continued development of our SRM2 TM technology.

            Sales and marketing

     Sales and marketing expenses increased to $897,450 for the three months ended March 31, 2003, compared to $583,854 for the same period in the prior year. The increase in sales and marketing expenses was primarily the result of the inclusion of the results of Norstan Network Services, Inc., totaling $461,311 for the period commencing July 9, 2002 through March 31, 2003. This was partially offset a reduction in the number of sales personnel in the Company's Technology segment totaling $192,739. Additionally, the Company has been changing its marketing efforts to focus primarily on direct sales to Fortune 1000 customers. The Company intends to continue to aggressively promote its current and future products and, therefore, expects sales and marketing costs to increase in absolute dollars in the future.

            Other income (expenses)

     Other income (expenses) increased to $659,642 for the three months ended March 31, 2003, compared to $12,741 for the same period in the prior year. The increase was primarily due to a gain on extinguishment of debt within the Management and Consulting segment of $296,786 and the telecommunications segment of $419,228, both during the current period.

     Liquidity and Capital Resources

     Our operating activities used cash of $.8 million during the nine months ended March 31, 2003, as compared to using $6.5 million for the same period in the prior year. Cash used in operations for the nine months ended March 31, 2003 was primarily attributable to a net loss of $3.6 million, partially offset by non-cash charges for depreciation and amortization of $.7 million and an increase in accounts payable and accrued expenses of $1.4 million. Cash used in operations for the nine months ended March 31, 2002 was primarily attributable to a net loss of $8.8 million, partially offset by non-cash equity compensation totaling $2.1 million.

     Our investing activities used cash of $3.5 million during the nine months ended March 31, 2003, as compared to $1.0 million for the same period in the prior year. Cash used in investing activities for the nine months ended March 31, 2003 was primarily attributable to a payment of $3.4 million, exclusive of acquisition costs paid of $.1 million, to acquire Norstan Network Services, Inc. Cash used in investing activities for the nine months ended March 31, 2002 was primarily attributable to the Company's purchase deposit and acquisition fees paid in connection with its acquisition of Norstan Network Services, Inc., aggregating $.8 million.

     Our financing activities provided cash of $5.1 million during the nine months ended March 31, 2003, as compared to providing cash of $6.0 million during the same period in the prior year. Cash provided by financing activities for the nine months ended March 31, 2003 was due to the private sale of the Company's preferred stock and warrants aggregating $8.7 million, partially offset by the early repayment of the note payable to Norstan, Inc. totaling $2.9 million. Cash provided by financing activities for the nine months ended March 31, 2002 was due to the private sale of the Company's common stock.

Following is a listing of the Company's contractual obligations as of March 31, 2003:

   ---------------------------- -------------------------------------------------------------------------------------
                                                               Payments Due by Period
   ---------------------------- -------------------------------------------------------------------------------------
   Contractual Obligations           Total         Less than 1       1-3 years        4-5 years       After 5 years
                                                      year
   ---------------------------- ---------------- ---------------- ---------------- ----------------- ----------------
   Long Term Debt               $     120,000    $      120,000   $        -       $          -      $         -
   ============================ ================ ================ ================ ================= ================
   Operating Leases             $   1,737,363    $      685,815   $   1,043,712    $         7,836   $         -
   ============================ ================ ================ ================ ================= ================
   Total Contractual Cash       $   1,857,363    $      805,815   $   1,043,712    $         7,836   $         -
   ---------------------------- ---------------- ---------------- ---------------- ----------------- ----------------

     In the fall of 2002 and during the transition period of the Company's newly acquired subsidiary, NNSI, the Company was the target of a theft of telecommunications services. The Company is currently working with one of its major providers to resolve this issue and currently believes this obligation to the provider approximates $250,000. Accordingly, the Company has accrued such amount and included it in general and administrative expenses within the condensed consolidated statements of operations.

     Additionally, in November 2002, the Company was notified by this same provider, of credits of approximately $195,000 due to the Company from the misapplication of payments by the provider. The Company has recorded such amount within its condensed consolidated financial statements for the quarter ended March 31, 2003.

     On March 18, 2003, the Company agreed to pay Norstan, Inc. $2.9 million in cash and issued 300,000 shares of its common stock in full settlement of its outstanding $3.75 million non-interest bearing promissory note. Management determined the fair value of the common shares issued based on the quoted market price on such date. This note repayment and share issuance resulted in no gain recognition and a modification of goodwill of approximately $420,000, which is reflected in the accompanying condensed consolidated balance sheets.

     On March 26, 2003, the Company paid $7,500 in full settlement of notes payable to the Duffy- Vinet Institute, Inc., which were assumed by the TSG in connection with its acquisition of Sales and Management Consulting, Inc. At the time, the notes had a carrying value of approximately $304,000 representing unpaid principal and accrued interest. The settlement resulted in a gain on extinguishment of debt of approximately $297,000, which is included in the accompanying condensed consolidated statements of operations.

     Management's plan

     Historically, the Company has experienced significant reoccurring net operating losses as well as negative cash flows from operations. The Company's main source of liquidity has been equity financing which is used to fund losses from operating activities. From July 1, 2002 through March 31, 2003, the Company has raised, exclusive of commissions, approximately $8.7 million from the sale of its preferred stock. While approximately $6 million of the proceeds was utilized to purchase the outstanding capital stock of NNSI and repay a note payable due to Norstan, Inc., the remainder of the proceeds has been and will continue to be utilized to fund ongoing operations.

     The Company will continue to utilize cash generated from its Telecommunications segment to fund the operations of its other segments and is seeking to raise additional monies from the sale of its capital stock and/or obtain debt financing to meet its funding needs over the next 12 months. Additionally, management has instituted cost saving measures over the past 12 months intended to reduce its overhead expenses, most notably, a reduction of staffing within its Technology segment and its discontinued ComputerCOP operations, aggregating approximately $2.5 million in annual salaries and related benefits. The Company anticipates that negative cash flow from operations will average less than $150,000 per month for the quarter ended June 30, 2003. Currently, the Company does not have sufficient capital resources to fund operations for a period of 12 months from the filing of this current report and there can be no assurance that the Company will obtain sufficient capital to finance its operations. If the Company is unable to raise sufficient funding to sustain its operations, it will curtail the operations of certain business segments. However, even if the Company does raise sufficient operating capital, there can be no assurances that the net proceeds will be sufficient to enable it to develop its business to a level where it will generate profits and cash flows from operations. Due to the factors listed above, these matters raise substantial doubt about the Company's ability to continue as a going concern, as noted in the report of independent certified public accountants dated October 9, 2002, contained in the Company's Form 10-K for the fiscal year ended June 30, 2002. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

     In the fall of 2002 and during the transition period of the Company's newly acquired subsidiary, NNSI, the Company was the target of a theft of telecommunications services. The Company is currently working with one of its major providers to resolve this issue and currently believes this obligation to the provider approximates $250,000. Accordingly, the Company has accrued such amount and included it in general and administrative expenses within the condensed consolidated statements of operations.

     As a result of this theft of telecommunications services, management has since enacted new internal controls at the subsidiary level in order to deter future occurrences of this nature. It is the opinion of management that the outcome of this matter will not have a material adverse effect on the Company's operations or financial condition.

     Other than the event listed above, there have been no significant changes in our internal controls or in other factors that could significantly affect those internal controls subsequent to the date of our evaluation thereof.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     For the quarter ended March 31, 2003, the Company has issued 243,469 shares of its Series B Preferred Stock for a total cash consideration of $3,895,400. Cumulative dividends on the Series B Preferred Stock accrue at a rate of 8% per annum from the date of issuance through January 31, 2005 and thereafter at a rate of 12% per annum and are payable annually on July 1 of each year at the Company's option in cash or Series B Preferred Stock. Each share of the Series B Preferred Stock is convertible at the holders' option into 20 shares of common stock. Each share of Series B Preferred Stock has ten votes and votes as a single class with holders of the Company's common stock. The shares were issued in connection with a private offering of the Company's securities pursuant to which shareholders also received warrants to purchase shares of the Company's common stock at an initial exercise price equal to $1.25 per share. Five warrants were issued for each share of Series A Preferred Stock. A portion of the proceeds were used to retire the note payable to Norstan Inc. and the remaining proceeds are to be used for working capital purposes.


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

          (b) Reports on Form 8-K

          Current report on Form 8-K dated March 25, 2003.

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












Date: May 14, 2003

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


Date: May 14, 2003


                                      /s/ Walter M. Groteke
                                      -----------------------------------
                                      Walter M. Groteke
                                      Chairman of the Board, President and Chief
                                      Executive Officer

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


Date: May 14, 2003



                                       /s/  Peter C. Castle
                                      -----------------------------------
                                       Peter C. Castle
                                       Secretary and Treasurer
                                       Principal Financial Officer and Principal
                                       Accounting Officer