Form 10-K
period 2003-06-30
NETWOLVES CORP
filed 2003-09-29
CIK 1084103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 2003
                                       or
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period _______________ to _______________

                          Commission File No. 0-25831
                                              -------
                              NetWolves Corporation
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New York                                      11-2208052
--------------------------------             -----------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization

        4002 Eisenhower Blvd, Tampa, Florida            33634-7511
--------------------------------------------    -------------------------
        (Address of Principal Executive Offices)        (Zip Code)

Registrant's telephone number, including area code:   (813) 286-8644
                                                    ------------------
Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0033 par value
                       -----------------------------------
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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act). Yes      No  X
                                                ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X ].

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2003 as reported on the NASDAQ, was approximately $13,500,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliates status is not necessarily a conclusive determination for other purposes.

As of September 24, 2003, the Registrant had outstanding 15,867,571 shares of Common Stock.

Documents incorporated by reference:

Part III (Items 10, 11, 12 and 13) Registrant's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

                     NETWOLVES CORPORATION AND SUBSIDIARIES
                                   FORM 10-K

                               TABLE OF CONTENTS

PART I
     ITEM 1  Business .........................................................1
     ITEM 2 Properties .......................................................19
     ITEM 3 Legal Proceedings ................................................20
     ITEM 4 Submission of Matters to a Vote of Security Holders ..............20

PART II
     ITEM 5 Market for Registrant's Common Equity and Related Stockholder
            Matters ..........................................................21
     ITEM 6 Selected Financial Data ..........................................21
     ITEM 7 Management's Discussion and Analysis of Financial Condition and
            Results of Operations ............................................23
     ITEM 7aQuantitative and Qualitative Disclosure About Market Risk ........31
     ITEM 8 Financial Statements and Supplementary Data ......................31
     ITEM 9 Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure .............................................32
     ITEM 9a Controls and Procedures .........................................32


PART III
     Incorporated by reference to Registrant's definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

PART IV
     ITEM 14  Exhibits, Financial Statements Schedules, and Reports on Form
              8-K ............................................................33

SIGNATURES        ............................................................34

PART I

ITEM 1.         BUSINESS

This Annual Report on Form 10-K, the exhibits hereto and the information incorporated by reference herein contain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and such forward looking statements involve risks and uncertainties. When used in this report, the words "expects", "anticipates", "estimates" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include those discussed below under "Risk Factors" and those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" or incorporated by reference herein. NetWolves Corporation undertakes no obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date this Report is filed with the Securities and Exchange Commission or to reflect the occurrence of unanticipated events.

Overview

We operate primarily in three distinct segments. The first is the technology segment, consisting of NetWolves Technologies Corp. (NWT), which is engaged in network and security infrastructure. The second segment is the telecommunications segment, consisting of Norstan Network Services, Inc. (NNSI), a managed communication services provider. The third segment is the management and consulting segment in the automotive industry through our subsidiary, TSG Global Web, Inc. Because its operations will not be material to us on a going forward basis, we are not providing any additional business information on this segment.

We have achieved an offering of managed products and services that meet the necessary requirements for organizations to move off of expensive private data networks while attaining the benefits and flexibility of public data network. Additionally, our proprietary technology provides a high level of security through its integrated approach to management, monitoring and interoperability for small and medium remote enterprise locations (locations with less than 300 network users). We offer products and services that provide complete system solutions to organizations needing cost effective network security features (firewall, virtual private networking, routing, intrusion detection, content filtering, email, etc.) delivered on low cost commodity hardware with Internet-based expansion capabilities. Our patent pending system technology enables organizations to achieve corporate Information Technology (IT) and e-business initiatives through the deployment of easily installable perimeter office security platforms, coupled with secure remote monitoring and management ("SRM2 TM") system. SRM2 TM provides centralized management capabilities for hundreds or thousands of remote locations without risking networking integrity by opening an administrative port on the remote device through which outsiders can gain access to information on the system. We also provide cost-effective, value-added expansion technologies such as intelligent fail-over, which means that if one circuit for gaining access to information fails, the system would automatically switch to an alternative circuit.

NNSI, acquired in July 2002, manages multiple source (any combination of network providers such as MCI Worldcom, Sprint, AT&T, Covad, etc.) voice (long distance and local) and data (Internet) services throughout the United States. Additionally, NNSI has the required Federal Communications Commission (FCC) licensing necessary to aggregate all services provided to a single customer on a single bill. For the year ended June 30, 2003, NNSI's net sales were approximately $20,350,000. As a result of this acquisition, we expect to increase our managed security services revenues by selling into NNSI's existing customer base.

Background

NetWolves, LLC was an Ohio limited liability company formed on February 13, 1998, which was merged into Watchdog Patrols, Inc. ("Watchdog") on June 17, 1998. Watchdog, the legal surviving entity of the merger, was incorporated under the laws of the State of New York on January 5, 1970. As a result of the merger and subsequent sale of Watchdog's existing business, Watchdog changed its name to NetWolves.

NWT Products and Services

The NetWolves Security Suite ("NSS") and WolfPac Security Platforms offer sophisticated, yet easy-to- administer devices for securely connecting people and offices to the Internet by combining a wide range of functionality and communications choices. This functionality includes Internet access, firewall security, web access control, e-mail, IP routing, web server, caching server, and file sharing in an easy-to- configure integrated software and hardware solution. NetWolves' WolfPac Security Platforms work with a variety of access methods to the Internet including North American T1/56K, European E1 standards, ISDN lines, DSL, cable or satellite modems.

When NetWolves' WolfPac Security Platform resides between a company's local-area network and an Internet service, it provides shared Internet access for a few or up to hundreds of users. The Internet provides one of today's most cost-effective means of communication, and through use of the WolfPac Security Platforms, an organization with many locations can create numerous intercompany online communities.

The WolfPac Security Platforms also contain advanced firewall security systems that enable businesses to implement company-wide network security policies, protecting a company's valuable data assets from unauthorized users. The WolfPac Security Platforms cost substantially less than the purchase of its functionality found via the traditional, integrated or patchwork approach by using individual products serving only one function. Each application within the server is designed to work together using integrated hardware and software with a common interface. This facilitates expansion and support of the converging voice and data information.

Keeping data secure is one of the main functions of our WolfPac Security Platform. Companies significantly reduce private data network costs by installing VPN (virtual private network) applications and utilizing the Internet to maintain data privacy, which is accomplished through the use of a protocol and security procedures, sending encrypted data over the Internet. The primary benefit of the VPN is providing the client communication services at significantly reduced costs by utilizing public data network rather than private data network. Businesses are implementing a similar process called client or remote VPN, allowing employees to communicate with their company's network at any time from outside the workplace, using a laptop or desktop computer and client VPN software. This cost-effective solution makes businesses more productive by giving remote users secure access to corporate resources.

With our Intelligent Fail-over solution, the WolfPac Security Platform has the ability to continuously monitor application level performance. Simultaneously, the WolfPac Security Platform monitors performance levels of the VPN tunnel that pass through the primary interface by conducting scheduled interval tests. If the primary interface fails or the VPN tunnel does not meet established performance criteria, the WolfPac Security Platform will automatically fail over to a secondary interface and permit the data to reach its intended destination, securely and reliably using RIP, OSPF or BGP protocols.

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

More advanced WolfPac Security Platforms incorporate a web caching server, which stores web pages visited by users. This speeds up browsing and optimizes Internet services by allowing the user to see previously visited web pages after only one or several letters of the page.

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

A Dynamic Host Configuration Protocol (DHCP) server integrated into the WolfPac Security Platform allows for easy management when adding computers to the existing company network. It saves time and allows network administrators to work more efficiently, eliminating the need for a person to travel to a remote location to configure a new computer with an IP address.

A web based Administrative Interface (AI) allows the network administrator to configure the various subsystems of the NSS. The NSS becomes completely transparent to the Internet user. Likewise, because the NSS is easy to set-up, it will feel transparent to the administrator. This is particularly true should changes be required following initial installation. Since all administration of the NSS is performed through a web browser, the administrator can work from any workstation on the LAN.

Features of NetWolves Security Suite

Our security products offer the following standard features:

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

Optional Features of NetWolves Security Suite Our Security Suite also offers the following optional features:

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

     -- Intelligent Failover with virtual redundant router protocol (VRRP) establishes a wide area network (WAN) connection on a WolfPac Security Platform slave if WAN connection on WolfPac Security Platform master is lost or fails to meet minimum VPN performance criteria.

     -- NetMetrics provides a means for measuring two performance parameters: the time required to load a single web page from the Internet, and the time it takes to send an email to a specified account and receive a reply from that same account. Net Metrics also provides the monitoring mechanism within Intelligent Failover.

Firewall and Security Functions

We believe that security is an essential element of any Internet connectivity solution. For this reason, our WolfPac Security Platform includes high-end firewall security protection, without requiring the purchase of additional components.

Our platforms are designed to protect a company's private data and systems from outside intruders with its firewall security system, incorporating three separate firewall technologies:

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

Secure Remote Management and Monitoring Services ("SRM2 TM")

Under our SRM2 TM umbrella, product architecture planners believe that Managed Security Services (MSS) will play an even more important role in future security plans. Since a customer base already exists within our Platforms, the security-monitoring infrastructure will significantly reduce costs and provide effective and economical network managed security services to our clients.

SRM2 TM is comprised of the following product subsystems:

     -- SRM2 TM Monitoring & Notification provides monitoring, notification, paging and alarming capabilities of remote WolfPac Security Platforms. In addition, the firewall status, VPN tunnel status and Administrative Interface configuration status of all remote end points are monitored and logged.

     -- SRM2 TM Management and Configuration manages and configures remote end points individually or by groups, including complete operating system upgrades. Remote end points are capable of failover to an alternate SRM2 TM server in the event that the primary server is inaccessible. This service also allows user access to specific information about remote Platforms (individually or by groups) via a monitoring console.

          Specific  information  includes firewall status,  the number of active
          VPN  connections,   traffic  statistics,   intrusion  detection  data,
          activity logs, and administrative Interface configuration data.

     -- SRM2 TM Intrusion Detection provides host and network based intrusion detection capabilities for remote WolfPac Security Platforms. The IDS information is then transferred from each remote end point to a database, where it can be accessed by the monitoring console.

     -- SRM2 TM Anti-Virus stipulates both protection (security) of remote WolfPac Security Platforms from hardware glitches, software bugs and any attempts to sabotage client data, and damage control through immediate detection. Activity logs are transferred from each remote end point to a database, where it can be accessed by the monitoring console.

     -- SRM2 TM VPN provides the network manager with the ability to connect separate business locations, using the IP infrastructure rather than through private mediums such as leased lines.

     -- Security Policy Management is the process by which the client's security policy is created, defined, or redefined to reflect security management processes enabled by advent of our products and services. This policy reflects particularly the rules governing remote end point security and the processes guiding how security platforms are managed and configured to ensure specified protections.

     -- Firewall Policy Management is the process by which the client's firewall security policy is created to reflect the methods by which NetWolves firewall platforms are to be utilized to ensure network protection. This policy sets forth the rules governing remote end point security and the processes guiding how the firewall platform is utilized to manage and configure the client network.

NNSI Products and Services

NNSI provides multiple source long distance services and related consulting and professional services throughout the United States. NNSI provides voice services consisting of switched and dedicated inbound/outbound long distance, travel cards, conference calling and local services, and data services consisting of IP dedicated and dial-up services, broadband services, frame relay and private line.

NNSI's methodology includes completing a thorough needs assessment to understand the current infrastructure and future requirements of the prospective customer. Upon completion of the assessment, NNSI designs a custom, unique and flexible solution utilizing multi-carrier alternatives under one contract, one invoice and support structure. Its account teams, strategic industry relationships and robust information and billing system allow NNSI to deliver a single source solution utilizing the best of what is available to solve the customer's communication and network needs.

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

Production Process

The process used to produce our technology products begins with hardware configuration, installing the appropriate version of our software, configuring client-specific software components, followed by a unit testing process. Raw/prefabricated materials, components, and subassemblies required for production include motherboards, CPU's, cases, Ethernet cards, network communication cards, hard drives, memory, CPU fans and power supplies. We believe that these materials are available from several companies and that alternative sources of supply are currently available.

Licensing and Intellectual Property

We consider certain features of our products, including their methodology and technology, to be proprietary. We rely on a combination of trade secret, copyright and trademark laws, contractual provisions and certain technology and security measures to protect our proprietary intellectual property. We generally enter into confidentiality agreements with our employees, consultants, business partners and major customers. We own copyrighted works of authorship in computer programs, including, but not limited to, portions of the FoxOS (operating system), products related to FoxOS, and various proprietary enhancements to publicly available open source system software; as well as traditional media, including, but not limited to, marketing materials, documentation and white papers. Applications for registration of those copyrights have been filed with respect to some of these works, and further applications are expected to be filed in the near future.

On June 21, 2000, we filed a patent application with the U.S. Patent and Trademark Office for technology that provides secure, centralized remote management and monitoring of networks using the Internet. This SRM2 TM system has enabled us to expand the use of its technology to Fortune 1000 organizations with multiple worldwide locations such as General Electric.

Notwithstanding our efforts to protect our proprietary rights, existing trade secret, copyright, and trademark laws afford only limited protection. Despite our efforts to protect our proprietary rights and other intellectual property, unauthorized parties may attempt to copy aspects of our products, obtain and use information that we regard as proprietary or misappropriate our copyrights, trademarks, trade dress and similar proprietary rights. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States. Our means of protecting our proprietary rights may not be adequate. In addition, our competitors might independently develop similar technology or duplicate our products or circumvent any patents or our other intellectual property rights.

We do not intend to sell or transfer title of our products to our clients, though this structure may change as we expand our operations. We intend to license products pursuant to licensing and maintenance agreements for which extended payment terms may be offered. In the case of extended payment term agreements, the customer is contractually bound to equal monthly fixed payments. In the case of extended payment term agreements, maintenance may be bundled for the length of the payment term. Thereafter, in both instances, the customer may purchase maintenance annually.

In connection with the acquisition of NNSI, we obtained Certificates of Public Convenience and Necessity, which enable NNSI to resell long distance services within the state obtained. NNSI is subject to regulation from the Public Utility Commissions in each specific state.

Manufacturing

We currently use a hybrid manufacturing and assembly model to produce our internet security products. The enclosures for our WolfPac Security Platforms are manufactured by Florida Metal Stamping, Inc. ("FMS") of Largo, Florida. FMS is an ISO 9002 certified manufacturer, fabricator and assembler of enclosures for major electronic systems manufacturers. SED Corp. ("SED") of Tucker, Georgia supplies the motherboards and most other electronic components for our WolfPac Security Platforms. Electronic components and custom enclosure components for significant future builds will be outsourced to one or numerous manufacturers.

While we have no long-term agreement with FMS or SED, we believe that alternative manufacturers and suppliers are available in the event we seek to change or expand upon manufacturers of our products since the components used for assembly are commoditized.

General Electric Agreement

On June 29, 2000, General Electric Company ("GE") entered into a six year agreement with us for the master purchase, license and support services of NetWolves' security, remote monitoring and configuration management system. GE, after extensive due diligence in looking for the all-in-one small office solution for network management, interconnectivity and security, chose our products for deployment throughout their enterprise.

The contract is for a term of six years and can be extended for four additional one-year periods unless prior notice of non-renewal is given by either party as defined in the agreement. The contract provides for us to receive a fee upon shipment of each unit, and an additional one-time configuration fee. Additionally, upon shipment of each unit, GE has the right to purchase from us support service and annual monitoring and management service on an annual basis ("Annual Services"). The Annual Services shall continue at the same rate per annum, at GE's discretion, provided that GE requests such services at any time during a subsequent year. GE is required to pay fees for Annual Services in full from the expiration date of the prior year period and revenue generated from the Annual Services is recognized over the service period.

GE has commenced the process of using our products for interconnectivity of its worldwide offices. Our products enable GE's offices to interact with each other, utilizing NetWolves advanced firewall security. NetWolves believes that this agreement further validates our technology and innovations within the firewall and network security markets. Network security is one of the most formidable challenges facing Fortune 1000 companies, and with its new SRM2 TM system, NetWolves can offer the appropriate solutions.

On September 26, 2002, we entered into a three year agreement with General Electric Consumer Finance, the consumer financing arm of the General Electric Company. The agreement covers the use of our internet security technology by General Electric Consumer Finance in all of its offices worldwide, encompassing 36 countries. The first rollouts of our products have been completed in Germany, are underway in Japan and are being scheduled for Australia.

NNSI Customers

NNSI currently works with more than 400 customers, ranging from start-up organizations to large well- established corporations. Approximately 32% of the sales in our telecommunications segment were made to Swift Transportation during the year ended June 30, 2003, and Swift continues to be the largest customer for these products. We expect that Swift will remain the major customer for our telecommunications products and represent a significant percentage of its revenues for the next six to twelve months. If we lose Swift as a customer, or if Swift fails to utilize substantial quantities of our services, our revenues will be adversely affected, efforts to expand the markets for these services may be impaired or delayed, and we may not achieve profitability.

Business Partners

     Our business partners include the following companies:

     --   Sprint
     --   MCI WorldCom
     --   Broadwing Communications
     --   BellSouth
     --   SBC Communications
     --   Qwest (subagent to Global Communications)
     --   Covad
     --   NCR

A major portion of our revenues during the year ended June 30, 2003 were derived from resales by NNSI of telecommunications services. We depend on two major suppliers - - Sprint and MCI, for the telecommunications services NNSI provides to its customers. Although there are other sources of telecommunications services, other providers do not offer exactly the same types of services, coverage area or reliability of service. As a result, the loss of services from one or both of these suppliers could cause disruptions and delays to our customers, drain the resources of our personnel, cause a loss of customers or business volume, and substantially decrease our revenues.

Competition

Current and potential competitors in our markets include, but are not limited to, the following, all of whom sell world-wide or have a presence in most of the major markets for such products: security appliance suppliers such as Watchguard Technologies, Inc., NetScreen Technologies, Inc., SonicWALL, Inc., enterprise firewall software vendors such as Check Point Software and Axent Technologies; network equipment manufacturers such as IBM, Cisco Systems, Lucent Technologies, Nortel Networks, 3COM and Nokia; computer or network component manufacturers such as Intel Corporation; operating system software vendors such as Microsoft Corporation, Novell, Inc. and Sun Microsystems, Inc; and carriers such as MCI WorldCom, AT&T and Sprint. We expect competition to intensify as more companies enter the Internet security market and compete for market share. In addition, companies currently in the server market may continue to change product offerings in order to capture further market share. Many of these companies have substantially greater financial and marketing resources, research and development staffs, manufacturing and distribution facilities than us. There can be no assurance that our current and potential competitors will not develop products that may or may not be perceived to be more effective or responsive to technological change than ours, or that current or future products will not be rendered obsolete by such developments. Furthermore, increased competition could result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our business operating results and financial condition.

We believe that an important competitive factor in our technology business segment is the cost effective integration of many services in a single unit. In this regard, we believe that we compare favorably to our competitors in the markets we serve in price and overall cost of ownership, including administrative and maintenance costs. However, equally important are other factors, including but not limited to, product quality and scope of performance, product reliability, availability, upgradability, and technical service and support. Our ability to compete will depend upon, among other factors, our ability to anticipate industry trends, invest in product research and development, and effectively manage the introduction of new or upgraded products to our existing and future customers.

In our telecommunications business segment, we compete at the Fortune 2000 level specifically focusing on companies with multiple locations with complex voice and data needs. Our primary advantage over our competition is that we are large enough to manage large, complex corporate networks, and yet small enough to stay agile or quick to change our solutions as the market and the customers needs change. Most organizations in our market space are facilities based having a large investment in technology with a high carrying cost. Since we are a non-facilities based provider, our overhead remains small and we can quickly change to meet changing technology.

Sales and Marketing

Our marketing and sales strategy is to position ourselves as a leading IP network solutions provider. To accomplish this objective, we intend to enter into multi-national reseller agreements with system integrators, Internet Service Providers (ISP's), Competitive Local Exchange Carriers (CLEC's), and Incumbent Local Exchange Carriers (ILEC's),

In addition, our direct sales force is focused on opening large and medium scale domestic and multi- national opportunities for firewalls; caching, hosting, and email servers, web access filtering systems, Intrusion Detection and anti-virus. Our NNSI subsidiary also actively solicits a broad range of communication carrier services (leased line and frame relay circuits, internet access, long distance, and other broadband circuits) from mid-market and large-scale prospects. Our direct and channel sales approach allows us to take advantage of the personal business contacts of our senior stockholders and executive management team while building channel sales potential in the large, medium and low end of the market.

We also seek to enter into agreements and partnerships with providers of services, software and hardware products that enhance the functionality of our product lines. This functionality is geared to enhance our security system's functionality and advance our entry into markets that include education, finance, medical, legal, petroleum, government, travel, hotel, entertainment and auto industries. Agreements and partnerships currently under consideration include applications for Intrusion Detection, web access content filtering and anti-virus detection and deletion.

We intend to recruit sales representatives and sales engineering consultants in two North American regional areas; Eastern and Western United States, managed initially by our Director of Sales and Marketing and by two Regional Managers in the future. Field Sales Representatives are currently in place in New York, Tampa, Phoenix, and Minnetonka. They are supported by an in-house telemarketing organization based in Tampa, Florida and by customer support facilities based in Tampa and Minnetonka. Our sales engineers work closely with our field sales representatives and perform important pre and post- sales functions, including systems analysis, product demonstrations, pilot evaluation program configuration and implementation, and customizing solutions for various end user and value added reseller clients.

We have implemented marketing initiatives to support sales and distribution of our products and services and to communicate and promote corporate initiatives and direction. Our sales and marketing management employees are responsible for our award winning web site, product white papers and sales collateral programs development, lead generation programs, customer support, systems analysis, systems evaluation and pilot programs, and market awareness of NetWolves and its products. Marketing programs include public relations, product seminars, industry conferences and trade shows, coop advertising, telemarketing and direct mail. Our marketing employees also contribute to both the product development direction and strategic planning processes by providing product/market research and conducting focused competitive product surveys.

We have devoted our marketing and sales resources to attract competent and professional marketing and sales management personnel, define current and long range market needs, develop security products that exceed the defined market requirements, generate leads with multi-national business enterprises, establish pilot security product evaluations with Fortune 1000 organizations, and close sales after successful pilot evaluation programs.

Engineering and development

The Internet and the computer hardware and software industry are characterized by rapid technological change, which requires ongoing development and maintenance of products. It is customary for modifications to be made to products as experience with their use grows or changes in manufacturer's hardware and software are required.

Our engineering and development group is comprised of a core team of engineers who specialize in different areas of security and product development. NetWolves' team has experience in a variety of industries, including information security, designing networking protocols, building interfaces, designing databases, and computer telephony. Their expertise is used in the design of our core products and seeking enhanced functionality to meet future customer needs. As of September 15, 2003, our engineering and development group consists of 13 employees. We seek to recruit highly qualified employees and our ability to attract and retain such employees will be a principal factor in our success in achieving and maintaining a leading technological position.

Engineering and development expenses were approximately $1,596,000, $1,703,000 and $1,893,000 exclusive of capitalized software development costs of approximately $0, $73,000 and $116,000 for the years ended June 30, 2003, 2002 and 2001, respectively. We intend to increase our investment in product development and believe that our future product offerings will depend, in part, on our ability to develop, manufacture and market new products and enhancements to existing products on a cost-effective and timely basis.

Employees

As of September 15, 2003, we employed approximately 69 full-time employees (4 of which are covered by employment agreements). Approximately 13 of these employees are involved in engineering and development, 24 in sales and marketing, 8 in finance and 24 in general administration and operations. In addition, we have retained independent contractors on a consulting basis who support engineering and marketing functions. To date, we believe we have been successful in attracting and retaining skilled and motivated individuals. Our success will depend in large part upon our continued ability to attract and retain qualified employees. We have never experienced a work stoppage and our employees are not covered by a collective bargaining agreement. We believe that we have good relations with our employees.


RISK FACTORS

You should carefully consider the factors described below and other information contained in this report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment. This report also contains forward-looking statements that involve risks and uncertainties. Please refer to "Forward-Looking Statements" included elsewhere in this report.


Financial Risks

We have incurred losses since inception and may never be profitable, which could result in a decline in the value of our common stock and a loss of your investment.

We sustained  net losses of  $6,410,574,  $11,630,610  and  $20,631,492  for our
fiscal years ended June 30, 2003, 2002 and 2001, respectively. We continue to sustain losses during the current fiscal year, and we cannot guarantee that we will achieve profitability in the future. We recognized net operating revenues of $21,159,459, $738,748 and $1,425,138 for our fiscal years ended June 30,
2003, 2002 and 2001, respectively. Norstan Network Services, Inc. (NNSI), which we acquired in July 2002 has had profitable operations for its most recent fiscal year, and revenue of approximately $20,350,000 for the year ended June 30, 2003. Although this acquisition has increased our operating revenue on a consolidated basis, NNSI revenue has not been sufficient to offset expenses of our other operations. We expect to make substantial additional expenditures in order to develop the markets and distribution channels for our Internet security solutions business, expand support functions as we increase our marketing and sales efforts, and invest in continuing research and development. At the same time, because our Internet security solutions business is relatively new, we are subject to all the general risks inherent in, and the difficulties, complications, delays and expenses typically involved in growing a business. Consequently, we expect that operating losses may continue.

If we do not raise substantial additional capital in amounts sufficient to fund operating expenses, we may be forced to discontinue certain operations or may be unable to continue as a going concern.

In order to develop our Internet security solutions business to the point where it is generating operating profits and cash flows from operations, we require substantial funds. We believe that some of our requirements will be met by anticipated operating profits of NNSI and funds recently raised through equity offerings. Our exact requirements will depend, in part, on the magnitude of NNSI's operating profits, if any, and the level of orders received and products delivered under our agreements with General Electric and other third parties. We have successfully raised approximately $14,700,000 in net proceeds from equity offerings since July 1, 2002 through September 25, 2003, and intend to raise additional funds, if necessary, through private offerings of equity securities or through debt financing. However, no assurance can be given that proceeds from these offerings will satisfy all of our requirements. Even though we have raised enough capital to meet our anticipated requirements for the next 12 months, we cannot make assurances that we will be able to develop our business to the point of generating consolidated net operating profits and cash flows from operations. If funds from these sources are not sufficient to offset operating expenses, we plan to institute cost-saving measures that will not only reduce overhead, but also curtail operations in certain business segments. We cannot assure you that such measures, if implemented, will be sufficient to offset all of our operating expenses. If the capital we raise from sales of securities is not sufficient to fund the balance of our operating expenses after we implement these cost-cutting measures, there is substantial doubt that we will be able to continue as a going concern.

Our issuance of equity securities to raise capital may be on terms that are detrimental to existing shareholders.

In order to meet our capital requirements, we may continue to offer equity securities for sale, and shareholders will experience additional dilution. Any new equity securities we issue may have rights, preferences or privileges senior to those of existing holders of common stock. See "Future sales of a large number of shares of our common stock may cause our stock price to decline."

Risks Related to Our Business

If we do not succeed in establishing effective sales, marketing and distribution systems, we will not expand our business sufficiently to achieve profitability.

To increase market awareness and expand our Internet security solutions business, we must establish effective sales and marketing systems and distribution channels for our products. To date, we have a limited number of personnel devoted to sales of these products, and have made limited sales, primarily based on efforts by members of management. Those sales, to the General Electric Company and its affiliate, General Electric Consumer Finance (together, "GE"), demonstrate the value of our products to potential markets. We intend to expand our customer base through sales of our security solutions products to NNSI's established customers who fall within our target markets. Our future profitability depends, in part, on increasing sales of our Internet security solutions business.

The loss of the main customer of our telecommunications segment will adversely affect our telecommunications revenues.

Approximately 32% of the sales in our telecommunications segment were made to Swift Transportation for the year ended June 30, 2003, and Swift continues to be the largest customer for these products. We expect that Swift will remain the major customer for our telecommunications products and represent a significant percentage of our revenues for the next six to twelve months. If we lose Swift as a customer, or if Swift fails to order substantial quantities of our products, our revenues will be adversely affected, efforts to expand the markets for these products may be impaired or delayed, and we may not achieve profitability.

The long sales and implementation cycles for our security solutions may delay expansion of our markets.

An end user's decision to purchase Internet security solutions typically involves a significant commitment of resources and a lengthy evaluation and product qualification process by a number of people in different locations. The nature of these products and services requires us to spend considerable time educating the end user and providing information regarding their use and benefits. Budgetary constraints and the need for multiple approvals within an enterprise may also delay purchasing decisions by prospective customers. As a result, the time between initial contact with a potential customer and conclusion of a sale of these products typically comprises a period of several months and is subject to delays, many of which are beyond our control. We hope to shorten the sales cycle for these products by leveraging NNSI's relationships with its existing customers to introduce them to our Internet security solutions.

We cannot assure you, however, that we will be successful in reducing the sales cycle for these products in the future or that any reduction will be substantial enough to have a material impact on our revenues or results of operations. If we are successful in expanding our markets, we expect a lessening of the impact of the long sales cycle on our revenues and operating results.

We will not achieve profitability if we cannot compete successfully for sales of our internet security products and services.

Success of our Internet security solutions business depends upon our ability to gain market share for our products. Our target markets are the small to medium sized companies that demand both a connection to the Internet and to their business partners, and enterprise customers, such as government agencies and educational institutions. If we fail to penetrate our target markets and/or book substantial sales of our products, our operations and prospects will suffer. Gaining market acceptance will depend, in part, upon our ability to demonstrate the advantages of our products over technology offered by other companies. See "Risk Related to Our Industry - If we are unable to compete successfully in the markets for Internet Security Solutions and telecommunications services, we may not increase our revenues or achieve profitability."

The loss by NNSI of its two main suppliers of telecommunications services would have a substantial, negative effect on our revenues.

A major portion of our revenues during the year ended June 30, 2003 were derived from resales by NNSI of telecommunications services. We depend on two major suppliers - - Sprint and MCI, for the telecommunications services NNSI provides to its customers. Although there are other sources of telecommunications services, other providers do not offer exactly the same types of services, coverage area or reliability of service. As a result, the loss of services from one or both of these suppliers could cause disruptions and delays to our customers, drain the resources of our personnel, cause a loss of customers or business volume, and substantially decrease our revenues.

Our Internet security solutions are complex and may contain undetected errors or result in failures that could inhibit or delay market acceptance of our products, impede our growth and increase our operating costs.

Our Internet security solutions are quite complex and may contain undetected errors or bugs or experience failures. In particular, the Internet network environment is characterized by a wide variety of standard and non-standard configurations and errors, failures and bugs in third party platforms and applications that make pre-release testing for programming or compatibility errors very difficult, time- consuming and expensive. Furthermore, we believe no amount of testing can guarantee that errors, failures or bugs will not be found in new products or releases which we ship commercially. Product failures, if they occur, could result in our having to replace all affected products without being able to book revenue for the replacements, or we may be required to refund the purchase price of defective products. Any of these errors, bugs or failures discovered after commercial release could require significant expenditures of capital and resources, and cause interruptions, delays or cessation of service to our customers, and result in:

     --   adverse publicity and damage to our reputation;
     --   failure to achieve or delay in achieving market acceptance;
     --   loss of customers;
     --   loss or delay in revenues;
     --   diversion of development resources;
     --   increased service and warranty costs;
     --   costly litigation; and
     -- diversion of management's attention and depletion of financial and other resources.

We may have to defend lawsuits or pay damages in connection with any alleged or actual failure of our Internet security solutions or telecommunications services, which could significantly increase our operating costs and have a material adverse effect on our results of operations and financial condition.

Because we provide and monitor network security and protect confidential and potentially valuable information from transmission errors, viruses and security breaches, we could face claims by customers or third parties for product liability, tort or breach of warranty. Anyone who circumvents our security systems could misappropriate confidential information or other property of our customers or interrupt their operations. In this event, we could be forced to defend lawsuits by customers and third parties. In addition, we may face liability for breaches caused by faulty installation of our products. Although we attempt to reduce the risk of losses from claims through contractual warranty disclaimers and limitations on liability, these provisions may be unenforceable. Some courts have held that limitations on liability in standard software or computer contracts are unenforceable under certain conditions. Defending lawsuits, regardless of the merits, is generally costly, and we do not currently carry errors and omissions insurance. As a result, any lawsuits brought against us alleging failures of our security solutions products or services could significantly increase our operating costs and have a material adverse effect on our results of operations and financial condition.

Any breach of network security could injure the reputation of our Internet security solutions products, reduce our customer base and adversely affect our revenues.

The success of our Internet security solutions business depends on our ability to provide effective Internet security. Any breach of network security in one of our end user's Internet security systems, whether or not the breach results from any malfunction or defect in our products or services, could damage our reputation. This, in turn, could result in our loss of actual or potential customers and distribution partners. Because techniques used by computer hackers to access or disrupt networks change often and are usually not recognized until used against a target, we may not anticipate these techniques and protecting our customers against them. Companies such as ours, in the business of providing network security, may themselves be more likely to be the targets of attacks by hackers. If we are unable to protect our internal systems or those of our end users against penetration by hackers, our reputation may suffer, we may lose actual or prospective customers and our revenues may be adversely affected.

If we are unable to maintain the services of either contract manufacturer for our Internet security products, or if manufacturers cannot fill larger orders on a timely basis if we experience growth in sales, we could experience delays or interruptions in product shipments to our customers.

Manufacturing and assembly of the hardware components of our Internet security products is performed by two contract manufacturers. We do not have long-term contracts with either manufacturer. As a result, we currently depend on manufacturers of our hardware components who are not obligated to provide them on a long-term basis. Although each of these manufacturers has provided products at reasonable cost with acceptable quality, they may not meet our future demands at all, or in a timely or cost-effective manner or with consistent quality, especially if we experience substantial sales growth. Although we believe that there are many manufacturers who could produce our hardware components with acceptable quality, we may nevertheless experience disruptions in our Internet security solutions business if we are required to change or add manufacturers. Any disruptions of this type could result in a loss of customers or orders and a related decline in revenues.

Failure to manage our operations if they expand could impair our future growth.

If we are able to expand our operations, particularly those of our Internet security solutions business, the expansion will place significant strain on our management, financial controls, operating systems, personnel and other resources. Our ability to manage future growth, should it occur, will depend to a large extent upon several factors, including our ability to do the following, particularly in relation to our Internet security solutions business:

     --   build and train our sales force;
     --   establish and maintain relationships with end users and distributors;
     --   develop customer support systems;
     -- develop expanded internal management and financial controls adequate to keep pace with growth in personnel and sales, if they occur;
     --   manage the use of third-party manufacturers and suppliers; and
     -- successfully leverage the potential for sales of products and services of each business segment to customers of the other segment.

If we are able to grow our business but do not manage our growth successfully, we may experience increased operating expenses, loss of end users, distributors or suppliers and declining or slowed growth of revenues.

Our ability to compete may be damaged and our revenues may be reduced if we are unable to protect our intellectual property rights adequately.

Our success depends upon maintaining the confidentiality and proprietary nature of our software and other intellectual property rights, particularly in relation to our Internet security solutions business. To protect these rights, we rely principally on a combination of:

     -- contractual arrangements providing for non-disclosure and prohibitions on use;
     --   patents and pending patent applications;

     --   trade secret, copyright and trademark laws; and
     --   certain technical measures.

Our policy is to enter into confidentiality, technology ownership and/or license agreements, as applicable, with our technical employees, as well as with distributors and customers, and to limit access to and distribution of our software, documentation and other proprietary information. In addition, we do not license or release our source code, except in connection with source code escrow arrangements and applicable restricted source code license agreements for any source code appropriately released from escrow.

Patent, trade secret, copyright and trademark laws provide limited protection. Because patent applications in the United States are not publicly disclosed until the relevant patent is issued, applications may have been filed, which, if issued as patents, could relate to our services and products as currently designed or as we may modify them in the future to meet the market's requirements. Trade secret, copyright and trademark laws, in combination with the steps we take to protect our proprietary rights, may not adequately prevent misappropriation of those rights. We may be required to bring proceedings in the United States Patent and Trademark office or other legal action to enforce our patents, trademarks or copyrights. We may find it necessary to litigate to protect our trade secrets and know-how. Any legal actions would be costly, timing consuming, and would divert the attention of management and technical personnel.

The protections provided by laws protecting intellectual property rights do not prevent our competitors from developing, independently, products similar or superior to our products and technologies. In addition, effective protection of copyrights, trade secrets, trademarks, and other proprietary rights may be unavailable or limited in certain foreign countries.

Our inability or failure to protect our proprietary technology could damage our ability to compete, particularly in the Internet security solutions business, reduce our revenues and damage our prospects for achieving growth and profitability.

If our products incorporate technology that infringes the proprietary rights of third parties and we do not secure licenses from them, we could be liable for substantial damages that would cause a material reduction in revenues and impair our prospects for achieving growth and profitability.

In furtherance of the development of our services or products, we may need to acquire licenses for intellectual property to avoid infringement of third party rights or claims of infringement. These licenses may not be available on commercially reasonable terms, if at all. Claims for infringement if made, could damage our business prospects, our results of operations and financial condition, whether or not the claims have merit, by:

     -- consuming substantial time and financial resources required to defend against them;
     -- diverting the attention of management from growing our business and managing operations;
     --   resulting in costly litigation; and
     --   disrupting product sales and shipments.

If any third party prevails in an action against us for infringement of its proprietary rights, we could be required to pay damages and either enter into costly licensing arrangements or redesign our products so as to exclude the infringing technology. As a result, we would incur substantial costs, delays in the product development, sales and shipments of our products and our revenues may decline substantially and we may never be able to achieve the growth required for us to achieve profitability.

Potential acquisitions may involve financial and operational risks to our business.

In the normal course of our business, we evaluate prospective acquisitions of businesses, products and technologies that could complement or expand our business. In connection with any acquisition, we cannot predict whether we will:

          --   identify suitable acquisition candidates;
          --   negotiate successfully the terms of the acquisition;
          --   secure adequate financing;

          -- obtain a proper and adequate valuation of the business or assets to be acquired;
          -- integrate an acquired business, product or technology successfully into our existing business or products; or
          -- retain key personnel previously associated with the acquired businesses.

In addition, we may compete for acquisitions with companies that have significantly greater resources than we do. Negotiating potential acquisitions and integrating acquired businesses could divert the time and resources of management and skilled technical personnel.

We may finance future mergers or acquisitions with cash from operations, significant additional indebtedness or additional equity financings involving issuance of a significant number of shares of common or preferred stock. We cannot assure you that we will be able to generate cash from operations or obtain additional financing from external sources or that such financing, if available, will be on terms acceptable to us. If we incur substantial debt to finance an acquisition it could significantly increase our leverage and involve restrictive covenants which may limit our operations. The issuance of additional stock to finance acquisitions may dilute our earnings and result in substantial dilution to our shareholders.

Our success may depend upon successful integration of acquisitions.

Our success may depend, in part, on our ability to manage the combined operations of our Internet security solutions business and the business of NNSI and to integrate their operations into a single organization. In addition, part of our strategy for growing the two businesses is to sell the products and services of our Internet security business to the established customers of NNSI. We cannot assure you that our cross-selling efforts will be successful or that we will otherwise succeed in integrating the operations of the two businesses. The need to integrate these businesses could place additional demands on management and other personnel. If we do not succeed in integrating the two businesses as planned, our financial results and business prospects could suffer materially.

Failure to attract and retain management and other personnel may damage our operations and financial results and cause our stock price to decline.

We depend to a significant degree on the skills, experience and efforts of our executive officers and other key management, technical, finance, sales and other personnel. Our failure to attract, integrate, motivate and retain existing or additional personnel could disrupt or otherwise harm our operations and financial results. Although we have employment agreements with each of Walter M. Groteke, our Chairman and Chief Executive Officer, Walter R. Groteke, our Executive Vice President and Peter C. Castle, our Vice President - Finance, securing their employment for varying terms, we do not carry key man life insurance policies covering any employees. The loss of services of any of our key employees, an inability to attract or retain qualified personnel in the future, or delays in hiring additional personnel could delay the development of our business and have a negative impact on our operating results and financial condition.

Risks Related to Our Industry

Slower growth in demand for Internet security solutions and related products and
services  may  harm  our  revenues  and  prospects  for  achieving   growth  and
profitability.

The markets for our products and services depend on economic conditions affecting the broader network security, telecommunications services and related markets. Downturns in any of these markets may cause end users to delay or cancel orders for our products and services. Customers may experience financial difficulties, cease or scale back operations, or reverse prior decisions to budget for orders of our products and services. As a result, we could experience longer sales cycles, delays in payment and collection, and pressures from our markets to reduce our prices. Any reduction in prices would cause us to realize lower revenues and margins. The rate of capital spending in the information technology and telecommunications sectors have generally decreased in the past 12 to 24 months, and many potential customers have experienced declining revenues. Although we believe the terrorist attacks of September 11, 2001 have caused some contraction in business generally, the attacks and ensuing events have also heightened awareness of the need for security, including security of Information Technology. If capital spending in our markets nevertheless declines, we may not be able to increase revenues or achieve profitability without increasing market share from competitors. See "If we are unable to compete successfully in the markets for Internet security solutions and telecommunications services, we may not increase revenues or achieve profitability."

If we are unable to compete successfully in the markets for Internet security solutions and telecommunications services, we may not increase revenues or achieve profitability.

The  markets  for  Internet  security  products  are  highly  competitive,   and
management expects competition to intensify in the future. Many of our competitors have:

     --   longer operating and product installation histories;
     -- significantly greater financial and technical, marketing and product development resources;
     --   greater name recognition;
     -- greater range of products and services, particularly in relation to our Internet security solutions business;
     --   a larger installed base of customers; and
     --   greater ability to cross-sell products and services.

Each of these factors represents a significant competitive advantage over us. Companies with greater resources have significant competitive advantages as to pricing and the ability to offer enhanced products and services. Competitors with greater financial and other resources to devote to research, development and marketing are able to respond more quickly to new or emerging technologies and changes in customer requirements, including demand for products and services incorporating the most current technology and value-added features. In addition, there are few substantial barriers to entry, so that we anticipate growing competition from new market entrants as well as existing competitors.

          Our competitors in the Internet security solutions business include:

     -- developers and distributors of firewall and virtual private network ("VPN") software, such as Check Point Software Technologies;

     -- network equipment manufacturers such as Cisco Systems, Inc., Lucent Technologies Inc., Nortel Networks Corporation, Intel Corporation and Nokia Corporation;

     -- security appliance suppliers such as SonicWALL, Inc., WatchGuard Technologies, Inc. and NetScreen Technologies;

     -- manufacturers of encryption processing equipment such as nCipher and Rainbow Technologies;

     --   computer and network component manufacturers; and

     --   low-cost  Internet  hardware  suppliers  whose  products   incorporate
          network security features

Our competitors in the markets for telecommunications services include:

     --   carriers such as MCI Worldcom, AT&T and Sprint.

If we are unable to compete successfully in either business segment, our revenues may diminish and we may never achieve profitability.

Continuing changes in technology and industry standards could render our Internet security solutions unmarketable or obsolete.

The markets for our Internet security solutions change rapidly because of technological innovation, changes in customer requirements, declining prices, and evolving industry standards. New products and technology often render existing technology products, services or infrastructure obsolete, too costly or otherwise unmarketable. Our success depends on our ability to introduce innovations in our products and services, integrate new technologies into current products, and to develop new products and services, all on a timely basis. We cannot assure you that we will be successful in doing so, or do so in a sufficiently timely manner that we are able to compete successfully for customers and market share. In addition, if we fail to incorporate the features, performance criteria and security standards in our products and services that our customers require, market acceptance of our products may not materialize or be significantly delayed and our revenues will fail to grow or decline.

Technological advances also require us, on a continuing basis, to commit substantial resources to acquiring and applying new technologies for use in the products and services. Product development for Internet security appliances requires substantial lead time for engineering and testing. If we do not commit resources to developing and selling products incorporating new technologies at the rate demanded by our markets, our products and services may be rendered obsolete, our revenues will suffer, and we may not achieve profitability. Even if we do develop new or enhanced products and services, we cannot assure you that they will gain acceptance in the marketplace. Failure of any of these products and services could adversely affect our revenues and prevent us from achieving profitability.

Government regulations affecting Internet security could have a negative effect on our revenues.

Any additional government regulation of imports or exports could adversely affect our international and domestic sales. The United States and various foreign governments have imposed controls, export license requirements and restrictions on the import or export of some technologies, especially encryption technology. From time to time, government agencies have proposed further regulation of encryption technology. Additional regulation of encryption technology could add to the expense of product development and enhancements. Because foreign competitors are subject to less stringent controls on the export of encryption technology, they may have a competitive advantage over us in both foreign and domestic Internet security markets.

Other Risks

Continued volatility in our stock price could adversely affect your investment.

The market price of our common stock, like the price of shares of technology companies generally, has been and may continue to be volatile. From January 1, 2001 through September 24, 2003, the closing bid price of our common stock has varied from a high of $6.00 to a low of $.50 per share, as reported on the Nasdaq SmallCap Market (the "SmallCap Market"). The closing price of our common stock on September 24, 2003 was $2.43. If our future operating results are below the expectations of stock market analysts and investors, our stock price may decline. Public announcement of our financial results and business developments may have a significant impact on the market price of our common stock. For example, each of the following could have the effect of temporarily or permanently reducing the market price of our common stock:

     --   shortfalls in revenues or cash flows from operations;
     --   conversions of preferred stock into common stock;
     --   delays in  development or roll-out of any of our product and services;
          and
     -- announcements by one or more competitors of new product introductions, acquisitions or technological innovations.

In addition, the stock market experiences extreme fluctuations in price and volume that particularly affect the market prices of shares of emerging and technology companies, such as ours. These price and volume fluctuations are often unrelated or disproportionate to the operating performance of the affected companies. Because of this volatility, we may fail to meet the expectations of our shareholders or of securities analysts, and our stock price could decline as a result. Declines in our stock price for any reason, as well as broad-based market fluctuations or fluctuations related to our financial results or other developments, may adversely affect your ability to sell your shares at a price equal to or above the price at which you purchased them. Decreases in the price of our common stock may also lead to de-listing of our common stock.

If our common stock is de-listed from the SmallCap Market, our stock price may decline, we may find it more difficult to raise additional capital, and you may have greater difficulty disposing of your shares.

In October 2002, Nasdaq informed us that we did not comply with its continuing listing requirements of three independent directors and $2,500,000 in net worth. Since then, we have appointed two additional independent directors, as required, and have met this financial requirement.

In November 2002, Nasdaq informed us that our common stock would be de-listed if we did not comply with Nasdaq's minimum bid price requirement by May 19, 2003. In order to comply, the closing bid price of our common stock had to equal or exceed $1.00 per share for at least ten consecutive trading days prior to that date. Since January 2003, the closing bid price of our common stock has exceeded $1.00 per share for well in excess of ten consecutive trading days and we were notified on May 5, 2003, that we are in compliance with Nasdaq's minimum bid price requirements. Our stock price has been volatile, and may again fail to meet Nasdaq's minimum bid price requirements.

If we do not comply with this requirement, Nasdaq will determine whether we meet the initial listing criteria for its SmallCap Market. These criteria require shareholders' equity of $5 million and $50 million in market value of listed securities or $750,000 in net income from continuing operations in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.

If our stock is delisted from the SmallCap Market, it will be listed for quotation on the Over-the-Counter Bulletin Board or quoted in the "Pink Sheets." In such event, you may find it more difficult to obtain accurate quotations of the market value of our common stock and to dispose of shares of our common stock in the secondary market. De-listing of our common stock could also impair our future ability to raise capital for a significant period of time.

If our common stock is delisted from the SmallCap Market, it could be treated as a "penny stock" and it would be more difficult for shareholders to sell their shares.

If our common stock is de-listed from the SmallCap Market, it could become subject to the SEC's "penny stock" rules. Penny stocks generally are equity securities that are not registered on certain national securities exchanges or quoted by Nasdaq and have a price per share of less than $5.00. Penny stocks are subject to "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell the stocks to persons other than established customers and accredited investors. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and obtain the purchaser's written consent to the transaction prior to the sale. Prior to the sale, broker-dealers must also deliver to the potential purchaser a disclosure schedule prescribed by the SEC describing the penny stock market and disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, broker-dealers must deliver to penny stock investors monthly statements disclosing recent price information for penny stocks held in the account and information on the limited market in penny stocks. These additional requirements may restrict the ability of broker-dealers to sell our common stock and may make it more difficult for investors to dispose of our common stock in the secondary market.

Future sales of a large number of shares of our common stock may cause our stock price to decline.

At September 15, 2003, 15,867,571 shares of our common stock were outstanding and approximately 14,581,893 shares are issuable upon conversion of outstanding preferred stock. Of these shares, approximately 10,507,613 are transferable without restriction under the Securities Act of 1933. Another approximately 16,884,585 shares are eligible for resale subject to the restrictions on volume, manner of sale and other conditions of Rule 144 promulgated under the Securities Act. A total of approximately 14,581,893 shares, including some of the shares eligible for resale under Rule 144, are subject to registration pursuant to currently exercisable registration rights. Approximately 13,000,000 shares are issuable upon exercise of outstanding stock options and warrants. Sales of large amounts of these shares in the public market could depress the market price of the common stock and impair our ability to raise capital through offerings of our equity securities. Resale of shares of common stock that may be received by holders of outstanding options and warrants or convertible preferred stock may also dilute substantially the net tangible book value of your shares of common stock.

The absence of Arthur Andersen's consent to the use of its opinion may limit the remedies available to purchasers of common stock.

Our inability to obtain Arthur Andersen's consent to the use of its opinion for our financial statements for the 2001 year and the absence of a signed opinion may limit the remedies available to you since your claims against Arthur

Andersen LLP under the Securities Act based on these financial statements may be limited. Moreover, even if claims against Arthur Andersen LLP are permitted, Arthur Andersen LLP may not have the financial resources to satisfy any judgment. In addition, notwithstanding that we have not filed the written consent of Arthur Andersen, LLP, our directors and officers may still be able to establish a due diligence defense to any claim relating to those financial statements on the basis that they were made on the authority of our expert which could limit your ability to assess a claim against them.

Provisions of New York law, our certificate of incorporation and bylaws, and employment agreements with management may deter or prevent a takeover, even in situations where you could sell your shares at a premium over the market price.

Some provisions of New York law, our certificate of incorporation and bylaws, and employment agreements with certain executive officers may discourage attempts to acquire control of us through a merger, tender offer or proxy contest targeting us, including transactions in which shareholders might be offered a premium for their shares. These provisions may limit your ability as a shareholder to approve a transaction that you may believe to be in your best interest. These provisions include:

     -- Classified Board of Directors. Our certificate of incorporation provides for a board which is divided into three classes so not all of the directors are subject to election at the same time. As a result, someone who wishes to take control of our company by electing a majority of the board of directors must do so over a two-year period.

     -- Employment Contracts. The employment agreements between us and each of Walter M. Groteke, Walter R. Groteke and Peter C. Castle provide that in the event there is a change in control of NetWolves, the employee has the option to terminate his employment agreement. Upon such termination, each employee has the right to receive a lump sum payment equal to his compensation, including any incentive payment, for the remainder of the term of his contract and the immediate vesting of all unvested options. Change of control for this purpose is defined as the acquisition of 30% or more of our voting power or consummation of a merger, consolidation, reorganization or sale of all or substantially all of our assets without board approval; or the change in a majority of our directors without approval by the incumbent board. Termination for change of control under these agreements will result in the acceleration of compensation payments through the term of the agreements and the immediate vesting of all unvested options.

     -- New York anti-takeover statute. New York law restricts business combinations with shareholders who acquire 15% or more of a company's common stock without the consent of our board of directors.


ITEM 2. PROPERTIES

     The Company currently maintains leased facilities in the locations listed below.

                                                                                                          Current
                                                                                                          annual
                                                                        Square          Term of            lease
         Function                           Location                     Feet            Lease             costs
------------------------       --------------------------------      ------------   ---------------  -----------------
NetWolves Corporation -                4002 Eisenhower Blvd.             20,520         12/20/05     $       467,000
Corporate Headquarters                 Tampa, FL 33634

ComputerCOP Corp. -                    One Corporate Drive                4,318         06/30/05     $       102,000
Corporate Headquarters                 Bohemia, NY 11716

Norstan Network Services,              5101 Shady Oak Road                6,700         Month to     $        92,000
Inc. - Corporate                       Minnetonka, MN 55343                             month
Headquarters

The Company believes that its present facilities are adequate to meet its current business requirements and that suitable facilities for expansion will be available, if necessary, to accommodate further physical expansion of corporate operations and for additional sales and support offices.




ITEM 3. LEGAL PROCEEDINGS
None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A.   We held our Annual Meeting of Shareholders on June 9, 2003.

     B. One director was elected at the Annual Meeting to serve in Class III until the Annual Meeting of Shareholders in 2005. The name of this director and votes cast in favor of his election and shares withheld are as follows:

        Name                     Votes For               Votes Withheld
        ---------------------------------------------------------------
        Carlos Campbell         10,290,483                   34,460

     The other directors are Walter M. Groteke, Walter R. Groteke, Fassil Gabremariam and Myron Levy.

     C. In addition to the election of directors, the shareholders approved proposals to:

          (i) ratify and approve a 2003 Stock Option/Stock Issuance Plan - 3,774,409 shares were voted in favor of this proposal, 173,485 shares against and 31,250 abstained; and

          (ii) ratify the appointment by the board of directors of Ernst & Young LLP, as the Company's independent certified public accountants for the year ending June 30, 2003 - 10,251,020 shares were voted in favor of this proposal, 45,848 shares against and 850 abstained.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been traded on the Nasdaq SmallCap Market under the symbol "WOLV." since April 2000. The following table sets forth, for the calendar periods indicated, the high and low closing sales prices for the common stock as reported by the Nasdaq SmallCap Market for the fiscal quarters indicated:

                                           Fiscal 2003                     Fiscal 2002
                                           -----------                     -----------
         Quarter                        High            Low             High            Low
                                  --------------- --------------- --------------- ---------------
         First                    $         1.650 $         1.100 $         3.800 $         1.890
         Second                             1.100           0.500           4.050           2.190
         Third                              1.500           0.900           4.150           2.000
         Fourth                             1.650           1.050           2.450           1.120

As of September 24, 2003, there were approximately 152 holders of record of the common stock. On September 24, 2003, the closing sales price of NetWolves common stock was $2.43 per share.

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

The transfer agent and registrar of NetWolves' Common Stock is American Stock Transfer and Trust Co., 40 Wall Street, New York, New York 10005.

Recent Sales of Unregistered Securities The Company sold the following unregistered restricted securities in reliance on the exemption provided by
Section 4(2) and Regulation D of the Securities Act as transactions not involving public offerings.

From July to September 2002, approximately 30 accredited investors acquired 269,462 shares of the Company's Series A Preferred Stock for total cash consideration of $4,041,972.

From December to March 2003, approximately 60 accredited investors acquired 290,663 shares of the Company's Series B Preferred Stock for a total cash consideration of $4,650,500.

From July to September 2003, approximately 80 accredited investors acquired approximately 75,000 shares of the Company's Series C Preferred Stock for total cash consideration of approximately $4,500,000.

ITEM 6.         SELECTED FINANCIAL DATA

The following consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto. The selected consolidated statement of operations data for the years ended June 30, 2003, 2002 and 2001 and the selected consolidated balance sheet data as of June 30, 2003 and 2002 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The selected consolidated statements of operations data for the years ended June 30, 2000 and 1999 and the selected consolidated balance sheet data as of June 30, 2001, 2000 and 1999 are derived from our audited consolidated financial statements that are not included in this annual report on Form 10-K. The historical results presented below are not necessarily indicative of future results.

                                                                            Year ended June 30,
                                           ----------------------------------------------------------------------------------
                                                 2003             2002            2001             2000            1999
                                           ---------------  --------------  ---------------  ---------------  ---------------
Consolidated Statements of Operations
  Data:
     Revenue                               $    21,159,459  $      738,748  $    1,425,138   $     1,423,690  $     1,789,144
     Cost of revenue                            14,036,044         757,697       1,345,120           959,039          582,724
                                           ---------------  --------------  --------------   ---------------  ---------------
     Gross profit                                7,123,415         (18,949)         80,018           464,651        1,206,420

     Operating expenses                         13,695,570      10,647,123      15,982,067        24,281,166        8,666,381
                                           ---------------  --------------  --------------   ---------------  ---------------
     Loss before other income (expense)
         and income taxes                       (6,572,155)    (10,666,072)    (15,902,049)      (23,816,515)      (7,459,961)

     Investment expense, net                       189,634          79,576         650,003           611,746           58,884
     Gain on extinguishment of debt               (716,014)          -               -                 -                -
     Other expense (income)                        118,402           9,160          (3,545)           68,012          478,063
                                           ---------------  --------------  --------------   ---------------  ---------------
     Loss before income taxes                   (6,164,177)    (10,577,336)    (15,255,591)      (23,136,757)      (6,923,014)
     (Provision for) benefit from income
         taxes                                     129,300           -               -               (25,000)           -
                                           ---------------  --------------  --------------   ---------------  ---------------
Net loss from continuing operations             (6,293,477)    (10,577,336)    (15,255,591)      (23,161,757)      (6,923,014)

Discontinued business
     Loss from discontinued operations               -               -          (4,725,901)       (1,165,191)           -
     Loss on disposal of discontinued
         operations                               (117,097)     (1,053,274)       (650,000)            -                -
                                           ---------------  --------------  --------------   ---------------  ---------------
Net loss                                   $    (6,410,574) $  (11,630,610) $  (20,631,492)  $   (24,326,948) $    (6,923,014)
                                           ================ =============== ===============  ================ ================
Basic and diluted net loss per share
    Beneficial conversion on preferred
         stock                                    (138,882)          -               -                 -              -
    Dividends on preferred stock                  (453,179)          -               -                 -              -
                                           ---------------  --------------  --------------   ---------------  ---------------
Net loss from continuing operations        $    (7,002,635) $  (11,630,610) $  (20,631,492)  $   (24,326,948) $    (6,923,014)
                                           ================ =============== ===============  ================ ================
Basic and diluted net loss per share
    Loss from continuing operations        $          (.53) $        (0.90  $        (1.74)  $         (3.29) $         (1.48)
    Loss from discontinued operations                 (.01)          (0.09)           (.61)             (.17)         -
                                           ---------------  --------------  --------------   ---------------  ---------------
                                           $          (.54) $        (0.99  $        (2.35)  $         (3.46) $         (1.48)
                                           ================ =============== ===============  ================ ================
     Weighted average common shares
     Outstanding, basic and diluted             12,929,559      11,756,220       8,776,928         7,034,994        4,691,651
                                           ================ =============== ===============  ================ ================

                                                                               June 30,
                                           ----------------------------------------------------------------------------------
                                                 2003             2002            2001             2000            1999
                                           ---------------  --------------  --------------   ---------------  ---------------
Consolidated Balance Sheet Data:
    Cash and cash equivalents              $     1,336,191  $      656,880  $     4,087,767  $    20,204,309  $     5,585,981
    Marketable securities, available for
       sale                                           -             82,250           71,000           99,500          606,000
    Working capital                             (1,256,993)      1,110,257        3,794,438       19,459,099        5,799,246
    Total assets                                11,328,337       3,224,454        6,860,444       25,543,130       12,811,934
    Long-term debt, net of current
       maturities                                     -               -              80,000          418,102          266,537
    Minority interest                              275,734         272,533          281,693          305,761          704,500
    Total shareholders' equity                   5,457,201       1,493,868        4,662,230       22,807,629       11,099,802

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

Overview

We operate primarily in three distinct segments. The first is the technology segment, consisting of NetWolves Technologies Corp. (NWT), which is engaged in network and security infrastructure. The second segment is the telecommunications segment, consisting of Norstan Network Services, Inc. (NNSI), a managed communication services provider. The third segment is the management and consulting segment in the automotive industry through our subsidiary, TSG Global Web, Inc. Because its operations will not be material to us on a going forward basis, we are not providing any additional business information on this segment.

We have achieved an offering of managed products and services that meet the necessary requirements for organizations to move off of expensive private data networks while attaining the benefits and flexibility of public data network. Additionally, our proprietary technology provides a high level of security through its integrated approach to management, monitoring and interoperability for small and medium remote enterprise locations (locations with less than 300 network users). We offer products and services that provide complete system solutions to organizations needing cost effective network security features (firewall, virtual private networking, routing, intrusion detection, content filtering, email, etc.) delivered on low cost commodity hardware with Internet-based expansion capabilities. Our patent pending system technology enables organizations to achieve corporate Information Technology (IT) and e-business initiatives through the deployment of easily installable perimeter office security platforms, coupled with secure remote monitoring and management ("SRM2 TM") system. SRM2 TM provides centralized management capabilities for hundreds or thousands of remote locations without risking networking integrity by opening an administrative port on the remote device through which outsiders can gain access to information on the system. We also provide cost-effective, value-added expansion technologies such as intelligent fail-over, which means that if one circuit for gaining access to information fails, the system would automatically switch to an alternative circuit.

Acquisition of Norstan Network Services, Inc.

On July 9, 2002, the Company  acquired all of the  outstanding  capital stock of
Norstan Network Services, Inc. ("NNSI"). Consideration was $7,500,000, $3,750,000 of which was paid in cash on or prior to closing and $3,750,000 that was payable under the term of a non-interest bearing promissory note due July 9, 2003. Subsequently, the Company negotiated an early payoff of the note for $2.9 million in cash and issued 300,000 shares of its common stock. This note repayment and share issuance resulted in recognition of a gain on extinguishment of debt, which is reflected in the accompanying condensed consolidated balance statements of operations and comprehensive loss.

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

Agreement with General Electric

On September 26, 2002, the Company entered into a three year agreement with General Electric Consumer Finance, the consumer financing arm of the General Electric Company. The agreement covers the use of the Company's technology by General Electric Consumer Finance in all of its offices worldwide, encompassing 36 countries. The first rollouts of our products have been completed in Germany, are underway in Japan and are being scheduled for Australia.


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

The year ended June 30, 2003 ("Fiscal 2003") compared to the year ended June 30, 2002 ("Fiscal 2002") is as follows:

Revenue

Revenue from continuing operations increased to $21,159,459 in Fiscal 2003 from $738,748 in Fiscal 2002. The increase in revenue was primarily the result of the inclusion of the results of Norstan Network Services, Inc., commencing July 9, 2002, which resulted in revenue from the Telecommunications segment of $20,349,748. Revenues from the Company's Technology and Management and Consulting segments did not experience significant change for the year ended June 30, 2003 compared to the year ended June 30, 2002.


Cost of revenue and gross profit

Cost of revenue in connection with the Telecommunications segment includes costs of multiple source data and voice service providers. Cost of revenue in connection with the Technology segment include costs associated with the sale of the Company's Internet products and services and include manufacturing, packaging and shipping costs, amortization of capitalized software costs, and warranty expenses. Cost of revenue in connection with the Management and Consulting segment include direct expenses of consultants utilized in the generation of management and consulting revenue and software licensing costs. Cost of revenue increased to $14,036,044 for Fiscal 2003, compared to $700,398 for Fiscal 2002. The increase in cost of revenue was primarily the result of the inclusion of the results of Norstan Network Services, Inc., commencing July 9, 2002, which resulted in cost of revenue from the Telecommunications segment of $13,506,072. Cost of revenue within the Technology segment decreased to $279,611 in Fiscal 2003 compared to $425,223 Fiscal 2002. This decrease was primarily the result of a writedown of inventory due to obsolescence in Fiscal 2002 of $193,000. Cost of revenue within the Management and Consulting segment decreased to $250,361 compared to $275,175 for Fiscal 2002. This decrease was the result of the consolidation of consulting services.

Overall gross profit was at 34% for Fiscal 2003, compared to (3)% for Fiscal 2002. The increase in gross profit was primarily the result of the inclusion of the results of Norstan Network Services, Inc., commencing July 9, 2002, which resulted in gross profit from the Telecommunications segment of 34%.

General and administrative

General and administrative expenses consist primarily of salaries and related expenses for executive, finance, facilities and human resources personnel, recruiting expenses and professional fees. General and administrative expenses increased to $8,847,462 in Fiscal 2003 compared to $6,442,954 in Fiscal 2002. The increase was primarily the result of the inclusion of the results of Norstan Network Services, Inc., totaling $2,846,529 for the period commencing July 9, 2002 through June 30, 2003 and a net increase in equity compensation of consultants and executive management of approximately $727,000. This was partially offset by a reduction of costs related to a settlement expense and staff reductions of approximately $487,500 and $325,000 respectively, compared to the prior period. Included in general and administrative expense for fiscal 2003 and 2002 was non-cash compensation of approximately $2,115,000 and $1,388,000 Respectively. We expect general and administrative costs to increase in absolute dollars in the future.


Engineering and development

Engineering and development expenses, which are expensed as incurred, consist primarily of salaries and related expenses for personnel utilized in designing, maintaining and enhancing our products as well as material costs for test units and prototypes. Costs associated with the development of software products are generally capitalized once technological feasibility is reached. Engineering and development expenses decreased to $1,595,882 in Fiscal 2003 from $1,703,376 in Fiscal 2002. The decrease in engineering and development costs was primarily the result of a limited reduction of engineering and development personnel, which resulted in reduced salary of $207,105 in Fiscal 2003 compared to Fiscal 2002. This was partially offset by Company having no capitalized software development costs in Fiscal 2003 compared to approximately $73,000 during Fiscal 2002. We expect to incur engineering and development costs in the future as we continue to maintain our existing product line as well as develop new products and features, as evidenced by the development of our intelligent Failover and continued development of our SRM2 TM technology.


Sales and marketing

Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as costs associated with trade shows, promotional activities, advertising and public relations. Sales and marketing expenses increased to $3,252,226 in Fiscal 2003 from $2,500,793 in Fiscal 2002. The increase in sales and marketing expenses was primarily the result of the inclusion of the results of Norstan Network Services, Inc., totaling $1,899,236 for the period commencing July 9, 2002 through June 30, 2003. This was partially offset by a reduction in the number of sales personnel and associated salaries in the Company's
Technology segment totaling $835,731. Additionally, the Company has been changing its marketing efforts to focus primarily on direct sales to Fortune 1000 customers. The Company intends to continue to aggressively promote its current and future products and, therefore, expects sales and marketing costs to increase in absolute dollars in the future.

Other income (expenses)

Other income (expenses) consists primarily of realized gains and losses on marketable securities, interest expense and investment portfolio income and increased to $407,978 in Fiscal 2003, compared to $88,736 in Fiscal 2002. The increase was primarily due to an increase in interest expense on the note payable to Norstan, Inc. of $184,378 and a loss on the sale of marketable securities of $115,201 offset by a gain on extinguishment of debt within the Management and Consulting segment of $296,786 and the Telecommunications segment of $419,228.

The year ended June 30, 2002 ("Fiscal 2002") compared to the year ended June 30, 2001 ("Fiscal 2001") is as follows:

Revenue

Revenue from continuing operations decreased to $738,748 in Fiscal 2002 from $1,425,138 in Fiscal 2001. The decrease was primarily the result of a decrease in revenue from the Management and Consulting segment of approximately $552,000 due to the termination of a contract with BP Amoco in December 2000. Service revenue from the TSG subsidiary has been substantially reduced as a result of the reduction in its operations and the recently settled dispute between the parties. The decrease in sales of the Company's Internet products and services (Technology segment) was primarily due to reduced shipments to the Company's major customer resulting in decreased revenues of approximately $42,000. Sales to this major customer were delayed largely as a result of requests by this customer that the Company develop and add new Failover technology to be utilized in future large-scale deployments. The Company believes this additional feature will result in substantial additional benefits, since the feature added to its core products should assist the Company in facilitating sales to other Fortune 1000 companies. The Company intends to generate continuing revenue from the sale of its Internet products and services in the coming year, including continuing revenue from this customer, including sales under its September 2002 agreement with General Electric Consumer Finance.

Revenue from discontinued operations increased to $220,267 compared to $102,525 in the prior year. The increase was due to an increased effort to sell as much product as possible preceding the discontinuance of operations.

Cost of revenue and gross profit

Cost of revenue for sale of the Company's Internet products and services include manufacturing costs, which to date have been outsourced, packaging and shipping costs and warranty expenses. Cost of revenue in connection with management and consulting services include direct expenses of employees and consultants utilized in the generation of management and consulting revenue. Cost of revenue from continuing operations decreased to $757,697 for Fiscal 2002 as compared to $1,345,120 for Fiscal 2001. The decrease in the Management and Consulting segment of approximately $491,000 was primarily due to the termination of a contract with BP Amoco in December 2000.

Overall gross profit percentage from continuing operations was at (3)% for Fiscal 2002 as compared to 6% for Fiscal 2001. Negative gross profit resulted from a writedown of inventory approximating $193,000 in the technology segment, caused by the substantial upgrades and improvements made by the Company to its core products by discontinuing its FoxBox line of 4U products with the introduction of its WolfPac Security Platform 2U product line as compared to a writedown of $243,000 in the prior period. The gross profit percentage in the Management and Consulting segment remained constant and the Company does not anticipate a significant change in such percentage in the near future.

Cost of revenue from discontinued operations increased to $37,970 compared to $8,356 in Fiscal 2001. The increase is consistent with an increase in sales of ComputerCOP software during the year end June 30, 2002.

General and administrative

General and administrative expenses consist primarily of salaries and related expenses for executive, finance, facilities and human resources personnel, recruiting expenses and professional fees. General and administrative expenses from continuing operations decreased to $6,442,954 in Fiscal 2002 compared to $7,714,047 in Fiscal 2001. The decrease was primarily due to a reduction in equity compensation given to various financial consultants and staff reductions. We expect general and administrative costs to increase in absolute dollars in the future.

General and administrative expenses from discontinued operations decreased to $671,540 in Fiscal 2002 compared to $1,551,384 in Fiscal 2001. The decrease was primarily due to no amortization expense on the acquired ComputerCOP software technology in the current year and a reduction of administrative personnel in accordance with the cessation of operations.

Engineering and development

Engineering and development expenses, which are expensed as incurred, consist primarily of salaries and related expenses for personnel utilized in designing, maintaining and enhancing our products as well as material costs for test units and prototypes. Costs associated with the development of software products are generally capitalized once technological feasibility is reached. Engineering and development expenses from continuing operations decreased to $1,703,376 in

Fiscal 2002 from $1,893,372 in Fiscal 2001. The decrease in was primarily the result of the Company capitalizing approximately $73,000 in software development costs during Fiscal 2002 as compared to approximately $116,000 in Fiscal 2001 in the Technology segment. We expect to incur engineering and development costs in the future as we continue to maintain our existing product line as well as develop new products and features, as evidenced by the development of our intelligent Failover and continued development of our SRM2 TM technology.

Engineering and development expenses from discontinued operations decreased to $83,007 in Fiscal 2002 compared to $478,068 in Fiscal 2001. The decrease was primarily due a reduction of engineering personnel in accordance with the cessation of operations.

Sales and marketing

Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as costs associated with trade shows, promotional activities, advertising and public relations. Sales and marketing expenses from continuing operations decreased to $2,500,793 in Fiscal 2002 from $4,958,719 in Fiscal 2001. The decrease in sales and marketing expenses was primarily in the Technology segment and was the result of a reduction in the number of sales personnel, totaling approximately $673,000 and a decrease in marketing efforts of approximately $1,499,000, to focus primarily on direct sales to Fortune 1000 customers. Sales and marketing expense from the Company's Management and Consulting segment did not experience significant change for the year ended June 30, 2002 compared to the year ended June 30, 2001.The Company intends to continue to aggressively promote its current and future products and, therefore, expects sales and marketing costs to increase in absolute dollars in the future.

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

Quarterly Results

The following table presents certain unaudited quarterly results for the last eight quarters:

                                                                    Three months ended
                       ------------------------------------------------------------------------------------------------------------
                         Sep 30,      Dec 31,       Mar 31,      Jun 30,         Sep 30,      Dec 31,        Mar 31,      Jun 30,
                          2001         2001          2002         2002            2002         2002           2003         2003
                       ----------   ----------    ----------    ----------     ----------    ----------    ----------   ----------
Revenue               $   187,425 $    188,234  $    183,556  $    179,533   $  4,824,750   $ 5,260,237    $5,510,443   $5,564,029
Cost of revenue           158,018      137,481       125,260       279,639      3,215,665     3,514,786     3,625,610    3,679,983
                      ----------- ------------  ------------  ------------   ------------   -----------    ----------   ----------
Gross profit (1)           29,407       50,753        58,296      (100,106)     1,609,085     1,745,451     1,884,833    1,884,046
Operating expenses      3,155,942    2,430,376     2,689,172     2,428,932      2,839,598     3,123,646     2,747,237    4,985,089
Other income
 (expense), net            44,896       19,289        12,741        11,810      (175,194)       (61,674)      630,342     (114,796)
                      ----------- ------------  ------------  ------------   ------------   -----------    ----------   ----------
   operations          (3,081,639)  (2,360,334)   (2,618,135)   (2,517,228)    (1,405,707)   (1,439,869)     (232,062)  (3,215,839)
Loss on disposal of
   discontinued
   operations                   -     (470,000)     (265,534)     (317,740)      (117,097)            -             -            -
                      ----------- ------------  ------------  ------------   ------------   -----------    ----------   ----------
Net loss(2)           $(3,081,639) $(2,830,334)  $(2,883,669)  $(2,834,968)   $(1,522,804)  $(1,439,869)   $ (232,062) $(3,215,839)
                      =========== ============  ============  ============   ============   ===========    ==========   ==========
Basic and diluted
   loss per share:
Net loss              $(3,081,639) $(2,830,334)  $(2,883,669)  $(2,834,968)   $(1,522,804)  $(1,439,869)    $(232,062) $(3,215,839)
Beneficial conversion
   on preferred stock           -            -             -             -              -       (35,379)     (103,293)        (210)
Dividends on
   preferred stock              -            -             -             -        (57,133)      (85,689)     (134,858)    (175,499)
Net loss available to ----------- ------------  ------------  ------------   ------------   -----------    ----------  -----------
   common shareholders$(3,081,639) $(2,830,334)  $(2,883,669)  $(2,834,968)   $(1,579,937)  $(1,560,937)    $(470,213) $(3,391,548)
Loss from continuing  =========== ============  ============  ============   ============   ============   ==========  ===========
   operations          $     (.30)   $    (.20)    $    (.21)    $    (.20)     $    (.12)    $    (.12)    $    (.04)   $    (.25)
Loss from             =========== ============  ============  ============   ============   ============   ==========  ===========
   discontinued
   operations          $        -   $     (.04)    $    (.02)    $    (.03)     $    (.01)    $       -     $       -   $        -
Weighted average      =========== ============  ============  ============   ============   ============   ==========  ===========
   common shares
   outstanding, basic
   and diluted         10,439,135   11,520,765    12,490,132    12,599,976     12,607,119    12,607,119    12,662,202   13,446,838

(1) Negative gross profit for the quarter June 30, 2002 is primarily due to writedowns of inventory due to obsolescence in such quarter.
(2) Net loss for the quarter March 31, 2003 includes a gain on extinguishment of debt of $716,014 relating to the promissory note due to Norstan, Inc. for the acquisition of NNSI and the notes payable to Duffy-Vinet Institute, Inc., which were assumed by TSG in connection with its acquisition of Sales and Management Consulting, Inc.

Liquidity and Capital Resources

The year ended June 30, 2003 ("Fiscal 2003") compared to the year ended June 30, 2002 ("Fiscal 2002") is as follows:

Our operating activities used cash of $1.2 million during the year ended June 30, 2003, as compared to $8.5 million during the prior year. Cash used for the year ended June 30, 2003 was primarily attributable to a net loss of $6.4 million, partially offset by non-cash expenses including equity compensation of $2.2 million. Cash used for the year ended June 30, 2002 was primarily attributable to a net loss of $11.6 million, partially offset by non-cash expenses including equity compensation of $2.3 million.

Our investing activities used cash of $3.5 million during the year ended June 30, 2003, as compared to using cash of $.9 million during the prior year. Cash used in investing activities for the year ended June 30, 2003 was primarily attributable to a payment of $3.4 million, exclusive of acquisition costs paid of $.1 million, to acquire NNSI. Cash used in investing activities for the year ended June 30, 2002 was primarily attributable to a finders fee and purchase deposit of $.35 million and $.4 million, respectively, related to the purchase of NNSI.

Our financing activities provided cash of $5.4 million during the year ended June 30, 2003, as compared to providing cash of $6.0 million during the prior year. Cash provided by financing activities for the year ended June 30, 2003 was primarily attributable to the private sale of the Company's preferred stock and warrants aggregating $8.9 million, exclusive of $.8m of financing costs, partially offset by the repayment of the note payable to Norstan, Inc. totaling $2.9 million. Cash provided by financing activities for the year ended June 30, 2002 was primarily attributable to the private sale of the Company's common stock for $6.3 million, exclusive of financing costs paid of $.3 million.

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

Post June 30, 2003 transactions

Through September 25, 2003, the Company has issued approximately 75,000 additional shares of its Series C Preferred Stock for total cash consideration of approximately $4,500,000 and approximately 1,200,000 shares of unregistered common stock for total cash consideration of approximately $1,200,000.

Summary

Historically, the Company has experienced significant reoccurring net operating losses as well as negative cash flows from operations. The Company's main source of liquidity has been equity financing which is used to fund losses from operating activities. For the year ended June 30, 2003, the Company has raised, exclusive of commissions, approximately $9.0 million from the sale of its preferred and common stock. While approximately $6 million of the proceeds was utilized to purchase the outstanding capital stock of NNSI and repay a note payable due to Norstan, Inc., the remainder of the proceeds has been and will continue to be utilized to fund ongoing operations.

The Company will continue to utilize cash generated from its Telecommunications segment to fund the operations of its other segments and currently has sufficient cash to meet its funding needs for at least the next 12 months. Additionally, management has instituted cost saving measures over the past 12 months intended to reduce its overhead expenses, most notably, a reduction of staffing within its Technology segment and its discontinued ComputerCOP operations, aggregating approximately $2.5 million in annual salaries and related benefits. The Company anticipates that negative cash flow from operations will average less than $150,000 per month for the quarter ended September 30, 2003.

Contractual obligations, commitments, contingent liabilities and off-balance sheet items

The following table presents, at June 30, 2003, the Company's significant fixed and determinable contractual obligations by payment date.

                                                     Payments Due by Period
Contractual             Total      Less than 1 year        1-3 years          4-5 years      After 5 years
    Obligations
Long Term Debt        $120,000         $120,000
Operating Leases     $1,534,617        $634,767             $893,973           $5,877             $ -
Telecommunication
 Purchase
 Commitments        $19,250,000      $8,850,000          $10,400,000          $  -               $ -

Critical accounting policies

The Company's discussion and analysis of its financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the periods. Estimates have been made by management in several areas, including, but not limited to, revenue recognition, allowance for doubtful accounts, the realizability of deferred tax assets, goodwill and other intangible assets and stock based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

We  believe  the  following  critical   accounting   policies  affect  our  more
significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

The Company records revenue in accordance with Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), issued by the American Institute of Certified Public Accountants (as modified by Statement of Position 98-9) and SEC Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" ("SAB 101") regarding revenue recognition in financial statements. SOP 97-2 provides additional guidance with respect to multiple element arrangements; returns, exchanges, and platform transfer rights; resellers; services; funded software development arrangements; and contract accounting. Accordingly, revenue from the sale of hardware is recognized within product revenue at the time of delivery and acceptance of hardware products by the customer, when the fee is fixed and determinable and collectibility is probable. Maintenance or monitoring revenue that is bundled with an initial license fee is deferred and recognized ratably within service revenue over the maintenance or monitoring period in the accompanying consolidated statements of operations and comprehensive loss. Amounts deferred for maintenance or monitoring are based on the fair value of equivalent maintenance or monitoring services sold separately. The Company has established vendor specific objective evidence ("VSOE") on all undelivered elements of its software arrangements, which consists of maintenance, monitoring and, at times, training and consulting. The Company uses the residual method for delivered elements.

The Company's consulting and training projects are short-term in nature and are recorded as revenue when the services have been rendered.

Revenues from NNSI generated from the resale of long distance services are recognized as services are provided. Revenues from NNSI primarily consist of monthly fees, which are recognized over the monthly period and long distance charges, which are recognized as incurred. These revenues are included within product revenue in the accompanying consolidated statements of operations and comprehensive loss.

Revenue for shipping and handling are included within products revenue and the related costs are included in cost of revenue in the accompanying consolidated statements of operations and comprehensive loss.


Allowance for doubtful accounts

The Company provides allowances for doubtful accounts for estimated losses from the inability of customers to satisfy their accounts as originally contemplated at the time of sale and charges actual losses to the allowance when incurred. The calculation for these allowances is based on the detailed review of certain individual customer accounts, historical satisfaction rates and the Company's estimation of the overall economic conditions affecting the Company's customer base. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Income taxes

As part of the process of preparing our consolidated financial statements we are required to prepare our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have fully reserved our deferred tax assets at June 30, 2003 and 2002.

Goodwill and other intangible assets

We evaluate the recoverability of goodwill and other intangibles of each of our reporting units as required under SFAS 142 by comparing the fair value of each reporting unit with its carrying value. The fair values of our reporting units are determined using a combination of a discounted cash flow analysis and market multiples based upon historical and projected financial information. We apply our best judgment when assessing the reasonableness of the financial projections used to determine the fair value of each reporting unit.

Stock-based compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees, and related interpretations, to account for stock-based employee compensation plans and reports pro forma disclosures by estimating the fair value of options issued and the related expense in accordance with SFAS 123. Under this method, compensation cost is recognized for awards of shares of common stock or stock options to directors, officers and employees of the Company only if the quoted market price of the stock at the grant date (or other measurement date, if later) is greater than the amount the grantee must pay to acquire the stock.


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company and its subsidiaries are included herein:

     --   Reports of Independent Certified Public Accountants

     --   Consolidated Balance Sheets at June 30, 2003 and 2002

     -- Consolidated Statements of operations and comprehensive loss, Cash Flows and Shareholders' Equity for the years ended June 30, 2003, 2002 and 2001

     --   Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Previously disclosed in Report on Form 8-K dated July 9, 2002.


ITEM 9A. CONTROLS AND PROCEDURES

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

In the fall of 2002 and  during the  transition  period of the  Company's  newly acquired subsidiary, NNSI, the Company was the target of a theft of telecommunications services. The Company is currently working with one of its major providers to resolve this issue and currently believes this obligation to the provider approximates $205,000 as of June 30, 2003. Accordingly, the Company has accrued such amount and included it in general and administrative expenses within the condensed consolidated statements of operations and comprehensive loss.

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

(b)  Reports on Form 8-K
     -------------------
     Current Report on Form 8-K dated September 15, 2003.


(c)  Exhibits
     --------
3.1   Certificate of Incorporation, as amended ******
3.2   By-Laws. *
4.1   Specimen common stock certificate.*
4.2   Form of warrant to investment banking firm. *
4.3   Form of warrant to employees.*
10.1 Agreement between The Sullivan Group and NetWolves Corporation dated January 5, 1999.*
10.2 Warrant Agreement between NetWolves Corporation and Walter M.Groteke dated June 17, 1998.*
10.3  1998 Stock Option Plan*
10.4  2000 Stock Option Plan **
10.5  2001 Stock Option Plan ***
10.6  2002 Stock Option Plan *****
10.7  2003 Stock Option/Stock Issuance Plan.
10.8  Form of Indemnification Agreement*
10.9 Employment Agreement between NetWolves Corporation and Walter M. Groteke dated October 1, 2000. ***
10.10 Employment Agreement between NetWolves Corporation and Walter R. Groteke dated October 1, 2000. ****
10.11 Employment Agreement between NetWolves Corporation and Peter C. Castle dated October 1, 2000. ****
10.12 Agreement of Lease between Registrant and Fortunato Development, Inc. dated April 18, 2000.******
10.13 Office Lease Agreement between Registrant and BRST Fountain Square L.L.C. dated September 29, 2000. ******
22    Subsidiaries of the Registrant

         Name             State of Incorporation  Percentage owned by Company
         ----             ----------------------  ---------------------------
ComputerCOP Corp.                 New York                    100%
NetWolves Technologies
 Corporation      New York        100%
NNS, Inc.                         Delaware                    100%
Norstan Network Services, Inc.    Minnesota                   100%
TSG Global Education, Inc.        Delaware                     97%

23.1 Consent of Ernst & Young LLP
31 CEO and CFO Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 CEO and CFO Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________________________________________________________________________
*       Previously filed as exhibits to Report on Form 10, as amended.

** Previously filed as an exhibit to Report on Form 10-K for the fiscal year ended June 30, 2000.

*** Previously filed as an exhibit to Report on Form 10-K for the fiscal year ended June 30, 2001.

**** Previously filed as an exhibit to Report on Form 10-Q for the quarter ended March 31, 2001.

***** Previously filed as an exhibit to Report on Form 10-K for the fiscal year ended June 30, 2002.

****** Previously filed as an exhibit to Amendment No. 1 to Registration Statement on Form S-3/A File No. 333-100734.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of September, 2003.

                                NetWolves Corporation

                                By: /s/ Walter M. Groteke
                                    -----------------------------
                                Walter M. Groteke
                                Chairman of the Board, President
                                and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 29, 2003 by the following persons in the capacities indicated:


/s/ Walter M. Groteke
-----------------              Chairman of the Board and President
Walter M. Groteke              Chief Executive Officer

/s/ Walter R. Groteke
-----------------              Vice President - Sales and Marketing
Walter R. Groteke              and Director

/s/ Peter C. Castle
---------------                Secretary and Treasurer
Peter C. Castle                Principal Financial Officer and
                               Principal Accounting Officer

/s/ Carlos Campbell
---------------                Director
Carlos Campbell

/s/ Fassil Gabremariam
---------------                Director
Fassil Gabremariam

/s/ Myron Levy
---------------                Director
Myron Levy

                                    CONTENTS



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ..........................F-1

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ..........................F-2

CONSOLIDATED BALANCE SHEETS
    June 30, 2003 and 2002 ..................................................F-3

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
    For the years ended June 30, 2003, 2002 and 2001.........................F-5

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
    For the years ended June 30, 2001, 2002 and 2003 ..................F-6 - F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the years ended June 30, 2003, 2002 and 2001...................F-8 - F-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ..........................F-10 - F-37

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES................F-39

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of NetWolves Corporation:


We have audited the accompanying balance sheets of NetWolves Corporation (a New York corporation) and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for the years then ended. Our audit also included the financial statement schedule for the years ended June 30, 2003 and 2002 listed in the index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetWolves Corporation and subsidiaries at June 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the years ended June 30, 2003 and 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        /s/ Ernst & Young LLP

Tampa, Florida
September 25, 2003

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of NetWolves Corporation:


We have audited the accompanying consolidated balance sheet of NetWolves Corporation (a New York corporation) and subsidiaries as of June 30, 2001, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                                June 30,
                                                                                --------------------------------------
                                                                                       2003                2002
                                                                                ------------------  ------------------
ASSETS
Current assets
    Cash and cash equivalents                                                   $        1,336,191  $          656,880
    Restricted cash                                                                        297,701             366,276
    Marketable securities, available for sale                                               -                   82,250
    Accounts receivable, net of allowance for doubtful accounts of
       $179,859 and $191,164 at June 30, 2003 and 2002, respectively                     2,254,790             107,178
    Inventories                                                                             89,598             136,930
    Prepaid expenses                                                                       172,002             129,293
    Purchase deposits                                                                       -                  841,000
    Other current assets                                                                     8,241              13,491
                                                                                ------------------  ------------------
       Total current assets                                                              4,158,523           2,333,298

Property and equipment, net                                                                578,192             682,395
Internally developed software, net                                                          50,572             104,874

Identifiable intangible assets
    Patent                                                                                  47,649              45,394
    Licenses                                                                               203,000              -
    Contractual customer relationships, net                                              1,959,277              -
    Computer billing software, net                                                         756,043              -
                                                                                ------------------  ------------------
       Total identifiable intangible assets                                              2,965,969              45,394

Goodwill                                                                                 3,515,698              -
Other assets                                                                                59,383              58,493
                                                                                ------------------  ------------------
                                                                                $       11,328,337  $        3,224,454
LIABILITIES AND SHAREHOLDERS' EQUITY                                            ==================  ==================
Current liabilities
    Accounts payable and accrued expenses                                       $        4,613,252  $          675,321
    Accrued losses of discontinued operations                                              108,639             137,958
    Deferred revenue                                                                       423,625              46,780
    Advances from related parties                                                          150,000              -
    Current maturities of long-term debt                                                   120,000             362,982
                                                                                ------------------  ------------------
       Total current liabilities                                                         5,415,516           1,223,041


Deferred revenue                                                                            51,000              -
Accrued losses of discontinued operations                                                  128,886             235,012
                                                                                ------------------  ------------------

       Total liabilities                                                                 5,595,402           1,458,053
                                                                                ------------------  ------------------
Minority interest                                                                          275,734             272,533
                                                                                ------------------  ------------------
Commitments and contingencies

Shareholders' equity
    Series A Preferred stock, $.0033 par value; $8,682,886 liquidation preference; 1,000,000 and no shares authorized on June 30, 2003 and
       June 30, 2002, respectively; 269,462 and no shares issued and
       outstanding on June 30, 2003 and June 30, 2002, respectively                     2,819,876                -

The accompanying notes to the financial statements are an integral part of these consolidated balance sheets.


                     NETWOLVES CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


    Series B Preferred stock, $.0033 par value; $9,615,038 liquidation preference; 500,000 and no shares authorized on June 30, 2003 and
       June 30, 2002, respectively; 290,963 and no shares issued and
       outstanding on June 30, 2003 and June 30, 2002, respectively                     3,055,770                -
    Series C Preferred stock, $.0033 par value; $172,555 liquidation preference; 100,000 and no shares authorized on June 30, 2003 and
       June 30, 2002, respectively; 2,850 and no shares issued and
       outstanding on June 30, 2003 and June 30, 2002, respectively                       135,701                -
    Preferred stock, $.0033 par value; 400,000 and 2,000,000 authorized on
       June 30, 2003 and 2002, respectively; no shares issued and
       outstanding on June 30, 2003 and 2002                                                -                    -
    Common stock, $.0033 par value; 50,000,000 shares authorized on June 30,
       2003 and 2002; 15,847,119 and 12,607,119 shares issued and
       outstanding on June 30, 2003 and 2002, respectively                                 52,296               41,604
    Additional paid-in capital                                                         69,520,368           65,176,647
    Unamortized value of equity compensation                                             (104,758)               -
    Accumulated deficit                                                               (70,022,052)         (63,611,478)
    Accumulated other comprehensive loss                                                    -                 (112,905)
                                                                                ------------------  ------------------
       Total shareholders' equity                                                       5,457,201            1,493,868
                                                                                ------------------  ------------------
                                                                                $      11,328,337   $        3,224,454
                                                                                =================   ==================

The accompanying notes to the financial statements are an integral part of these consolidated balance sheets.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                           For the year ended June 30,
                                                          -----------------------------------------------------------

                                                                 2003                 2002                 2001
                                                          -----------------    -----------------    -----------------
Revenue
    Products                                              $         214,675    $         246,016    $         341,203
    Services                                                     20,944,784              492,732            1,083,935
                                                          -----------------    -----------------    -----------------
                                                                 21,159,459              738,748            1,425,138
                                                          -----------------    -----------------    -----------------
Cost of revenue
    Products                                                        193,138              304,809              439,799
    Services                                                     13,842,906              452,888              905,321
                                                          -----------------    -----------------    -----------------
                                                                 14,036,044              757,697            1,345,120
                                                          -----------------    -----------------    -----------------
Gross profit                                                      7,123,415              (18,949)              80,018
                                                          -----------------    -----------------    -----------------
Operating expenses
    General and administrative                                    8,847,462            6,442,954            7,714,047
    Engineering and development                                   1,595,882            1,703,376            1,893,372
    Sales and marketing                                           3,252,226            2,500,793            4,958,719
    Impairment charges                                                -                    -                1,415,929
                                                          -----------------    -----------------    -----------------
                                                                 13,695,570           10,647,123           15,982,067
                                                          -----------------    -----------------    -----------------
Loss before other income (expense)
    and income taxes                                             (6,572,155)         (10,666,072)         (15,902,049)

Other income (expense)
    Investment income                                                13,351              117,147              650,003
    Gain on extinguishment of debt                                  716,014                -                    -
    Realized loss on sale of marketable securities                 (115,201)               -                    -
    Minority interest                                                (3,201)               9,160               24,068
    Interest expense                                               (202,985)             (37,571)             (27,613)
                                                          -----------------    -----------------    -----------------
Loss before income taxes                                         (6,164,177)         (10,577,336)         (15,255,591)

    Provision for income taxes                                      129,300                -                    -
                                                          -----------------    -----------------    -----------------
Net loss from continuing operations                              (6,293,477)         (10,577,336)         (15,255,591)

Discontinued business
    Loss from discontinued operations                                 -                    -               (4,725,901)
    Loss on disposal of discontinued operations,
       including $117,097, $525,204 and none for
       operating losses for the year ended June 30,
       2003, 2002 and 2001, respectively.                         (117,097)           (1,053,274)            (650,000)
                                                          -----------------    -----------------    -----------------
Net loss                                                  $      (6,410,574)   $     (11,630,610)   $     (20,631,492)
                                                          =================    =================    =================

The accompanying notes to the financial statements are an integral part of these consolidated balance sheets.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                         For the year ended June 30,
                                                          -----------------------------------------------------------

                                                                 2003                 2002                 2001
                                                          -----------------    -----------------    -----------------
Other comprehensive income (loss)

    Marketable securities valuation adjustment                       (2,296)              11,250              (28,500)
                                                          -----------------    -----------------    -----------------
Comprehensive loss                                        $      (6,412,870)   $     (11,619,360)   $     (20,659,992)
                                                          =================    =================    =================
Basic and diluted net loss per share

Net loss                                                  $      (6,410,574)   $     (11,630,610)   $     (20,631,492)
                                                          =================    =================    =================
    Beneficial conversion on preferred stock                       (138,882)               -                    -
    Dividends on preferred stock                                   (453,179)               -                    -
                                                          -----------------    -----------------    -----------------
Net loss available to common shareholders                 $      (7,002,635)   $     (11,630,610)   $     (20,631,492)
                                                          =================    =================    =================
Basic and diluted net loss per share
    Loss from continuing operations                       $           (0.53)   $           (0.90)   $           (1.74)
    Loss from discontinued operations                                 (0.01)               (0.09)                (.61)
                                                          -----------------    -----------------    -----------------
                                                          $           (0.54)    $          (0.99)    $          (2.35)
                                                          =================    =================    =================
Weighted average common shares
  outstanding, basic and diluted                                 12,929,559           11,756,220            8,776,928
                                                          =================    =================    =================

The accompanying notes to the financial statements are an integral part of these consolidated balance sheets.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 2001, 2002 AND 2003

                      Common stock Series A Preferred  Series B Preferred Series C Preferred                            Accumulated
                                       Stock                stock               Stock         Additional                   other
                                                                                               paid-in     Accumulated comprehensive
                        Shares    Amount Shares Amount  Shares    Amount    Shares   Amount    capital       deficit    income(loss)
                        ------    ------ ------ ------  ------    ------    ------   ------   ----------   ----------- -------------
Balance, June 30, 2000  8,592,613 $ 28,356  -    $ -       -       $ -        -       $ -    $56,076,197 $(31,349,376) $ (95,655)


Common stock, options
 and warrants
issued for services       575,000    1,898                                                     2,377,302         -          -

Marketable securities
 valuation adjustment        -        -                                                             -            -       (28,500)

Repurchase of warrant        -        -                                                         (705,000)        -          -

Net loss, year ended
 June 30, 2001               -        -                                                              -    (20,631,492)      -
                       ----------  -------                                                    ---------- ------------   ---------
  Total comprehensive
   loss

Balance, June 30, 2001  9,167,613 $ 30,254  -      -       -         -        -         -     $57,748,499 $(51,980,868) $(124,155)

Common stock, options
 and warrants issued
 for services             130,000      429                                                        466,569        -          -

Amortization of warrants     -        -                                                              -           -          -
Common stock issued in
 settlement of employment
 agreements               350,000    1,155                                                        956,345        -           -

Common stock issued in
 private placement, net
 of expenses of
 $310,000               2,830,000    9,339                                                      6,005,661        -           -

Common stock issued
 upon exercise of
 warrants                 129,506      427                                                           (427)       -           -

Marketable securities
 valuation adjustment        -        -                                                              -           -        11,250

Net loss, year ended
 June 30, 2002               -        -                                                              -    (11,630,610)       -
                       ----------  -------                                                    ---------- ------------   ---------
  Total comprehensive
   loss

Balance, June 30, 2002 12,607,119  $41,604  -      -       -         -        -         -    $65,176,647 $(63,611,478)  $(112,905)
                       ==========  =======                                                    ========== ============   =========

The accompanying notes to the financial statements are an integral part of these consolidated statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 2001, 2002 AND 2003


                                 Unamortized         Total
                                value of equity    Shareholders'   Comprehensive
                                 compensation        Equity         Income (loss)
                                ---------------    -------------   -------------

Balance, June 30, 2000             $(1,851,893)      $22,807,629


Common stock, options
 and warrants
issued for services                    840,393         3,219,593

Marketable securities
 valuation adjustment                     -              (28,500)   $   (28,500)

Repurchase of warrant                     -             (705,000)

Net loss, year ended
 June 30, 2001                            -          (20,631,492)   (20,631,492)
                                   -----------       -----------   ------------
  Total comprehensive
   loss                                                            $(20,659,992)
                                                                   ============
Balance, June 30, 2001             $(1,011,500)      $ 4,662,230

Common stock, options
 and warrants issued
 for services                             -              466,998

Amortization of warrants             1,011,500         1,011,500

Common stock issued in
 settlement of employment
 agreements                                              957,500

Common stock issued in
 private placement, net
 of expenses of
 $310,000                                 -            6,015,000

Common stock issued
 upon exercise of
 warrants                                 -                 -
Marketable securities
 valuation adjustment                     -               11,250     $   11,250

Net loss, year ended
 June 30, 2002                                       (11,630,610)   (11,630,610)
                                   -----------       -----------   ------------
  Total comprehensive
   loss                                                            $(11,619,360)
                                                                   ============
Balance, June 30, 2002                    -          $ 1,493,868
                                   ===========       ============

The accompanying notes to the financial statements are an integral part of these consolidated statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 2001, 2002 AND 2003


                      Common stock Series A Preferred    Series B Preferred Series C Preferred
                                        Stock                  stock               Stock           Additional
                                                                                                    paid-in     Accumulated
                        Shares    Amount   Shares  Amount    Shares    Amount    Shares   Amount    capital       deficit
                        ------    ------   ------  ------    ------    ------    ------   ------   ----------   -----------
Balance, June 30, 2002 12,607,119 $ 41,604    -    $    -        -    $     -      -      $ -    $65,176,647   $(63,611,478)
                       ========== ======== ======= ======== ========= ========== ======== ====== ===========   ============

Common stock, options
 and warrants
issued for services     2,840,000    9,372                                                         2,322,523

Amortization of warrants

Preferred stock with
 beneficial conversion
 feature issued in
 private placement,
 net of expenses of
 $821,558                                  269,462 2,819,876  290,963  3,055,770  2,850   135,701  2,035,367

Preferred stock dividends                                                                           (453,179)

Common stock issued
 to settle note
 payable to Norstan, Inc. 300,000      990                                                           344,010

Common stock issued in
 private placement,
 net of expenses of
 $5,000                   100,000      330                                                            95,000

Marketable securities
 valuation adjustment

Loss on sale of
 marketable securities

Net loss, year ended
 June 30, 2003               -         -      -         -        -         -       -         -          -        (6,410,574)
                       ---------- -------- ------- -------- --------- ---------- -------- ------ -----------   ------------
  Total comprehensive
   loss

Balance, June 30,
 2003                 15,847,119  52,296  $269,462 $2,819,876 290,963 $3,055,770  2,850  $135,701 $69,520,368  $(70,022,052)
                      ==========  ======== ======= ======== ========= ========== ======== ====== ===========   ============




The accompanying notes to the financial statements are an integral part of these consolidated statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                FOR THE YEARS ENDED JUNE 30, 2001, 2002 AND 2003

                                Accumulated
                                   other         Unamortized        Total
                                comprehensive   value of equity  shareholders'    Comprehensive
                                income(loss)     compensation      equity         income (loss)
                                -------------   ---------------  -------------    -------------
Balance, June 30, 2002           $(112,905)        $      -       $ 1,493,868
                                 =========         ===========    ===========

Common stock, options
 and warrants
issued for services                                   (128,000)     2,203,895

Amortization of warrants                                23,242         23,242

Preferred stock with
 beneficial conversion
 feature issued in
 private placement,
 net of expenses of
 $821,558                                                           8,046,714

Preferred stock dividends                                            (453,179)

Common stock issued
 to settle note
 payable to Norstan, Inc.                                             345,000

Common stock issued in
 private placement,
 net of expenses of
 $5,000                                                                95,330

Marketable securities               (2,296)                            (2,296)       (2,296)
 valuation adjustment

Loss on sale of
 marketable securities             115,201                            115,201

Net loss, year ended                  -                   -        (6,410,574)   (6,410,574)
 June 30, 2003
                                 ---------         -----------    -----------    ----------
  Total comprehensive
   loss                                                                         $(6,412,870)
                                                                                ===========
Balance, June 30,
 2003                            $    -             $(104,758)    $ 5,457,201
                                 =========         ===========    ===========

The accompanying notes to the financial statements are an integral part of these consolidated statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               For the year ended June 30,
                                                               -----------------------------------------------------------
                                                                      2003                 2002                  2001
                                                               ------------------   -----------------     ----------------
Cash flows from operating activities
  Net loss                                                     $       (6,410,574)  $     (11,630,610)    $    (20,631,492)
   Adjustments to reconcile net loss to net cash used
      in operating activities
         Depreciation                                                     236,982             243,715              231,029
         Amortization                                                     714,982              42,390            1,190,223
         Realized loss on sale of marketable securities                   115,201                -                    -
         Provision for impairment                                            -                100,000            3,524,911
         Provision for inventory obsolescence                                -                193,086              243,222
         Loss on disposal of property and equipment                         5,207              91,723               64,435
         Provision for other assets                                          -                 56,000                 -
         Gain on extinguishment of debt                                  (716,014)                -                   -
         Non-cash charge to operations with respect to
             common stock, options and warrants issued for
             services                                                   2,227,137           2,344,998            1,974,799
         Amortization of imputed interest                                 184,378                -                    -
         Minority interest                                                  3,201              (9,160)             (24,068)

   Changes in operating assets and liabilities
       Restricted cash                                                     68,575             (42,386)            (323,890)
       Accounts receivable                                               (277,526)            259,690              (84,418)
       Inventories                                                         47,332              15,021               86,484
       Prepaid expenses                                                   (42,709)            105,355              (83,304)
       Other current assets                                                70,769             165,639               14,551
       Accounts payable and accrued expenses                            1,827,615            (251,313)            (865,396)
       Accrued loss on disposal of discontinued operations               (135,445)           (123,957)             496,927
       Deferred revenue                                                    13,889             (83,198)             118,805
       Due to Norstan, Inc.                                               846,474              -                    -
                                                               ------------------   -----------------     ----------------
          Net cash used in operating activities                        (1,220,526)         (8,523,007)         (14,067,182)
                                                               ------------------   -----------------     ----------------
   Cash flows from investing activities
       Proceeds from sale of marketable securities                         79,954               -                    -

       Payment to purchase Norstan Network Services, Inc.
                                                                       (3,350,000)              -                    -
       Finders fee paid in connection with acquisition of
          Norstan Network Services, Inc.                                    -                (350,000)               -
       Deposit paid to Norstan, Inc. in connection with
          acquisition of Norstan Network Services, Inc.                     -                (400,000)               -
       License fees paid                                                    -                   -                 (150,000)
       Acquisition costs paid                                            (129,500)              -                    -
       Patent costs paid                                                   (2,255)            (13,293)             (32,101)
       Purchases of property and equipment                                (81,686)           (104,456)            (745,215)
       Capitalized software costs, net of funding                           -                 (72,852)            (116,066)
       Return of (payments for) security deposits                            (890)             17,721              (37,423)
                                                               ------------------   -----------------     ----------------

          Net cash used in investing activities
                                                                       (3,484,377)           (922,880)          (1,080,805)
                                                               ------------------   -----------------     ----------------

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               For the year ended June 30,
                                                               -----------------------------------------------------------
                                                                      2003                 2002                  2001
                                                               ------------------   -----------------     ----------------
Cash flows from financing activities

    Cash proceeds from issuance of preferred stock and
    warrants                                                          8,868,272               -                     -
    Repayment of notes payable                                       (2,907,500)              -                  (263,555)
    Repurchase of warrant                                                                     -                  (705,000)
    Cash proceeds from issuance of common stock                         100,000           6,325,000                 -
    Financing costs paid                                               (826,558)           (310,000)                -
    Advances from related parties                                       600,000               -                     -
    Repayment of advances from related parties                         (450,000)              -                     -
                                                               ------------------   -----------------     ----------------
          Net cash provided by (used in) financing
             activities                                               5,384,214           6,015,000              (968,555)
                                                               ------------------   -----------------     ----------------
Net (decrease) increase in cash and cash equivalents                    679,311          (3,430,887)          (16,116,542)

Cash and cash equivalents, beginning of year                            656,880           4,087,767            20,204,309
                                                               ------------------   -----------------     ----------------
Cash and cash equivalents, end of year                         $      1,336,191     $       656,880       $     4,087,767
                                                               ==================   =================     ===============

Cash paid for interest                                         $          6,682     $        16,250       $        27,613
                                                               ==================   =================     ===============
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
    FINANCING ACTIVITIES

    Issuance of non-interest bearing promissory note to
      Norstan, Inc.  (Note 4)                                  $      3,479,850     $          -          $         -
                                                               ==================   =================     ===============
    Common stock issued in partial repayment of
      non-interest bearing promissory  note to Norstan,
      Inc. (Note 4)                                            $        345,000     $          -          $         -
                                                               ==================   =================     ===============
    Common stock issued for services related to purchase
      of Norstan Network Services, Inc.                        $          -       $           91,000      $         -
                                                               ==================   =================     ===============

The accompanying notes to the financial statements are an integral part of these consolidated statements.
                                       F-9

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1    The Company

     The consolidated financial statements include the accounts of NetWolves Corporation and its subsidiaries, NetWolves Technologies Corporation ("NWT"), Norstan Network Services, Inc. (NNSI), ComputerCOP Corporation ("Computer Cop") and its majority owned TSG Global Education Web, Inc. ("TSG") (collectively "NetWolves" or the Company").

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

     Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The separate ownership of TSG is reflected in the Company's consolidated financial statements as minority interest. The minority interest includes common stock representing 1.7% of the outstanding shares of the subsidiary.

     Prepaid expenses

     Prepaid expenses consist primarily of prepaid insurance and are being amortized over their respective lives using the straight-line method.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Business combinations and goodwill

     In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Standards ("SFAS") 141, "Business Combinations" ("SFAS 141") and SFAS 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses financial accounting and reporting for business combinations while SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 141 applies to all business combinations initiated after June 30, 2001, while SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001. Identifiable intangible assets with other than indefinite lives will continue to be amortized in the financial statements, however, goodwill and identifiable intangible assets with indefinite lives will no longer be amortized. In connection with the acquisition of NNSI, the adoption of SFAS 141 has had a material impact on the Company's financial statements. The adoption of SFAS 142 has not had material impact on the Company's financial statements although the Company is required to review its intangibles and goodwill annually for indicators of impairment and this review could result in recognition of impairment losses. SFAS 142 requires that the Company test all goodwill for impairment within six months of implementation. The Company has performed testing for impairment by utilizing the discounted cash flow method and did not find any impairment of goodwill.

     Long lived assets

     In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of" and also supersedes the provisions of APB Opinion 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions." SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flow and
     (b) measure an impairment loss as the difference between the carrying amount and the fair value of the asset. SFAS 144 establishes a single model for accounting for long-lived assets to be disposed of by sale. As required, we have adopted the provisions of SFAS 144 effective July 1, 2002, and the effect of adoption was not material to our financial position or results of operations.


     Basic and diluted net loss per share

     The Company displays loss per share in accordance with SFAS 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires dual presentation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. The diluted loss per share does not include the impact of potential shares to be issued upon exercise of convertible preferred stock, options and warrants aggregating approximately 13,123,000, 7,474,000 and 7,135,000 at June 30, 2003, 2002 and 2001, respectively, because the Company had a net loss from operations and, therefore, the effect would be antidilutive.

                         NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Revenue recognition

     The Company records revenue in accordance with Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), issued by the American
     Institute of Certified Public Accountants (as modified by Statement of Position 98-9) and SEC Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" ("SAB 101") regarding revenue recognition in financial statements. SOP 97-2 provides additional guidance with respect to multiple element arrangements; returns, exchanges, and platform transfer rights; resellers; services; funded software development arrangements; and contract accounting. Accordingly, revenue from the sale of hardware is recognized within product revenue at the time of delivery and acceptance of hardware and software products by the customer, when the fee is fixed and determinable and collectibility is probable. Maintenance or monitoring revenue that is bundled with an initial license fee is deferred and recognized ratably within service revenue over the maintenance or monitoring period in the accompanying consolidated statements of operations and comprehensive loss. Amounts deferred for maintenance or monitoring are based on the fair value of equivalent maintenance or monitoring services sold separately. The Company has established vendor specific objective evidence ("VSOE") on all undelivered elements of its software arrangements, which consists of maintenance, monitoring and, at times, training and consulting. The Company uses the residual method for delivered elements.

     The Company's consulting and training projects are short-term in nature and are recorded as revenue when the services have been rendered.

     Revenues from NNSI generated from the resale of long distance services are recognized as services are provided. Revenues from NNSI primarily consist of monthly fees, which are recognized over the monthly period and long distance charges, which are recognized as incurred. These revenues are included within service revenue in the accompanying consolidated statements of operations and comprehensive loss.

     Revenue for shipping and handling are included within products revenue and the related costs are included in cost of revenue in the accompanying consolidated statements of operations and comprehensive loss.


     Inventories

     Inventories consist of raw materials and finished goods. Inventories are valued at the lower of cost or net realizable value using the first-in, first-out method. During the year ended June 30, 2001, the Company recorded a writedown of inventory approximating $243,000. Additionally, raw material and finished goods amounted to $69,649 and $19,949, respectively, at June 30, 2003 and $108,079 and $28,851, respectively, at June 30, 2002.

     Property and equipment

     Property and equipment are stated at cost. Costs assigned to property and equipment of the acquired businesses (Note 3) were based on estimated fair value at acquisition. Depreciation is provided on furniture and fixtures and machinery and equipment over their estimated lives, ranging from 5 to 7 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the term of the respective lease or the useful lives of the related assets. Expenditures for maintenance and repairs are charged directly to the appropriate operating accounts at the time the expense is incurred. Expenditures determined to represent additions and betterments are capitalized and amortized over the lesser of their useful lives or the useful lives of the related assets. Depreciation and amortization is included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Internally developed software

     Costs associated with the development of software products are generally capitalized once technological feasibility is established in accordance with SFAS 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Software costs are amortized using the greater of the ratio of current revenue to total projected revenue for a product or the straight-line method over its estimated useful life and amortization begins when products become available for general customer release. The Company recorded approximately $54,000, $41,000 and $43,000 in amortization expense for the years ended June 30, 2003, 2002 and 2001, respectively, relating to internally developed software costs. Costs incurred prior to establishment of technological feasibility are expensed as incurred and reflected as engineering and development costs in the accompanying consolidated statements of operations and comprehensive loss. The Company capitalized internally developed software development costs of approximately $0, $73,000 and $116,000 and incurred approximately $1,596,000, $1,703,000 and $1,893,000 in research and development costs for the years ended June 30, 2003, 2002 and 2001, respectively. Accumulated amortization at June 30, 2003 was approximately $138,000.

     Product warranties

     The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management's estimate of the level of future claims.

     Income taxes

     In accordance with SFAS 109 "Accounting for Income Taxes", the Company accounts for income taxes using the liability method which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. The net deferred tax asset is adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company and its subsidiaries file a consolidated Federal income tax return.

     Stock-based compensation

     SFAS  123,   "Accounting   for  Stock-Based   Compensation"   ("SFAS  123")
     establishes a fair value- based method of accounting for stock based compensation plans. The Company has chosen to adopt the disclosure requirements of SFAS 123 and SFAS 148, "Accounting for Stock-Based Compensation Transition and Disclosure" ("SFAS 148") and continue to record stock compensation for its employees and outside directors using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, charges are made to operations in accounting for stock options granted to employees and outside directors when the option exercise prices are below the fair market value of the common stock at the measurement date.

     If the Company had elected to recognize compensation expense based upon the fair value at the date of grant consistent with the methodology prescribed by SFAS 123 and SFAS 148, the effect on the Company's net loss and net loss per share would be as follows:

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               For the years ended June 30,
                                            ---------------------------------------------------------------

                                                    2003                  2002                   2001
                                            -------------------   -------------------    ------------------
         Net loss available to common
           shareholders, as reported        $      (7,002,635)    $     (11,630,610)     $     (20,631,492)
              Add:  Total stock-based
              employee compensation
              expense included in
              reported net loss, net of
              related tax effects                       -                     -                      -

         Deduct:  Total stock-based
           employee compensation expense
           determined under fair value
           based method for all awards,
           net of related tax effects                (544,699)             (664,478)           (12,271,972)
                                            -----------------     -----------------      -----------------
         Pro forma net loss                 $      (7,547,334)    $     (12,295,088)     $     (32,903,464)
                                            =================     =================      =================
         Basic and diluted net loss per
         share
                  As reported               $           (.54)     $           (.99)      $          (2.35)
                  Pro forma                 $           (.58)     $          (1.05)      $          (3.74)

     Equity issuances to non-employees in exchange for services are charged to operations over the period the services are provided using the fair value method on the measurement date. The costs associated with issuances of fixed awards with pro rata vesting are revalued at the respective vesting dates and expensed in the respective consolidated statement of operations and comprehensive loss as the services are provided.

     The weighted average fair value per share of common stock, options and warrants granted to employees during the years ended June 30, 2003, 2002 and 2001, approximated $.74, $1.38 and $2.73, respectively, are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility ranging from 75% to 85%, risk-free interest rates ranging from 2.48% to 6.68%, and expected lives ranging from 5 to 10 years.


     Cash and cash equivalents

     The Company considers highly liquid investments in debt securities with original maturities of three months or less to be cash equivalents. At June 30, 2003, approximately $298,000 of the Company's cash is being utilized to secure various letters of credit.


     Allowance for doubtful accounts

     The Company provides allowances for doubtful accounts for estimated losses from the inability of customers to satisfy their accounts as originally contemplated at the time of sale and charges actual losses to the allowance when incurred. The calculation for these allowances is based on the detailed review of certain individual customer accounts, historical satisfaction rates and the Company's estimation of the overall economic conditions affecting the Company's customer base. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Concentrations and fair value of financial instruments

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and marketable securities. At June 30, 2003, the Company's cash investments are held at primarily one financial institution. The fair value of financial instruments approximates their recorded values.

     Comprehensive income (loss)

     The Company presents comprehensive income (loss) in accordance with SFAS 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income (loss) and its components. As this statement pertains to disclosure information requirements, it has no impact on the Company's operating results or financial position. The Company's adjustment to arrive at comprehensive income (loss) consists of the marketable securities valuation adjustment and is presented in the accompanying consolidated statements of shareholders' equity and comprehensive income (loss).

     Summary of recent accounting pronouncements

     In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities, an interpretation of ARB 51 ("FIN 46"). FIN 46 addresses the consolidation by business enterprises of variable interest entities, as defined in the interpretation. FIN 46 expands existing accounting guidance regarding when a company should include in its financial statements the assets, liabilities and activities of another entity. The consolidation requirements apply to variable interest entities created after January 31, 2003. Certain of the disclosure requirements apply in all financial statements after January 31, 2003. The consolidated requirements of FIN 46 apply to any variable interest entity created before February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The Company will fully adopt FIN 46 on July 1, 2003. The Company has one entity, TSG, which is not wholly-owned. Based on the requirements of FIN 46, the Company believes that TSG will continue to be consolidated in the same manner it is currently upon adoption of FIN 46. The Company has not identified any other variable interest entities. The application of FIN 46 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS 150 "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity". This standard requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatorily redeemable financial instruments, (2) obligations to repurchase the issuer's equity shares by transferring assets; and (3) certain obligations to issue a variable number of shares. The Company will adopt the provisions of this statement, as required, on July 1, 2003, and it is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

     Reclassifications

     Certain reclassifications have been made to the 2002 consolidated financial statements shown for the prior periods in order to have them conform to the current period's classifications.


3    Business combination

     On July 9, 2002, the Company acquired all of the outstanding capital stock of NNSI pursuant to a Stock Purchase Agreement dated as of January 30, 2002, as amended, among Norstan, Inc. ("Seller") and NNSI, both Minnesota corporations, and the Company. NNSI provides multiple source data and voice services and related consulting and professional services throughout the United States. The acquisition of NNSI provides the Company with a competitive advantage of offering a complete program of internet security and communication services when soliciting customers.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Consideration was $7,500,000, $3,750,000 of which was paid in cash on or prior to closing and $3,750,000 was payable under the terms of a non-interest bearing promissory note due July 9, 2003. The $3,750,000 in cash paid by the Company to the Seller was primarily obtained through equity and debt financing and to a lesser extent from working capital.

     On March 18, 2003, the Company agreed to pay Norstan, Inc. $2.9 million in cash and issued 300,000 shares of its common stock in full settlement of its outstanding $3.75 million non-interest bearing promissory note. Management determined the fair value of the common shares issued based on the quoted market price on such date to be $345,000. The Company recorded the difference between the consideration given and the carrying value of the note as of March 18, 2003 as a gain on extinguishment of debt in the accompanying consolidated statements of operations and comprehensive loss.


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
                                                                           =================

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The fair value of acquired intangible assets and goodwill was determined by an independent appraiser. The fair value of acquired intangible assets subject to amortization, as well as their respective estimated useful lives and accumulated amortization at June 30, 2003, is as follows:

                                                     Estimated                           Accumulated
                                                                                       Amortization at
                                                     Useful Life       Fair Value        June 30, 2003
                                                 ----------------  -----------------   ---------------
        Contractual customer relationships           5 Years       $       2,436,000   $      476,723
        Computer billing software                    5 Years                 940,000          183,957

     All of the goodwill arising from this acquisition is expected to be deductible for income tax purposes over a period of 15 years and is included in the Company's Telecommunications segment. Based on intangible assets held at June 30, 2003, estimated amortization of the Company's identifiable intangible assets will equal approximately $675,000 in each of the four succeeding fiscal years. Total amortization expense for the year ended June 30, 2003 on such intangibles was $660,680.

     The following unaudited pro forma consolidated statements of operations and comprehensive loss for the year ended June 30, 2003 and 2002, gives pro forma effect to the completion of the acquisition of NNSI as if it had occurred July 1, 2001. The Company has a fiscal year end of June 30, while NNSI had a fiscal year end of April 30. The consolidated operations of the Company for the year ended June 30, 2002 have been combined with NNSI's operations for the year ended April 30, 2002. The consolidated operations of the Company for the year ended June 30, 2003 have been combined with NNSI's operations for the period of July 1, 2002 to July 9, 2002, the date of the acquisition.

     The pro forma adjustments are based on estimates, available information and certain assumptions management deems appropriate. The pro forma financial data do not purport to represent what our financial position would actually have been if such transactions had occurred on those dates and are not necessarily representative of our financial position or results of operations for any future period.

                                                               Proforma
                                                          For the year ended
                                                       June 30,             June 30,
                                                        2003                  2002
                                                 -------------------   ----------------

           Revenue                               $        21,511,459    $    21,880,748
           Net loss from continuing operations
              available to common shareholders   $        (6,847,538)   $    (9,360,336)
           Basic and diluted net loss per
              share from continuing operations   $              (.48)   $          (.80)
           Net loss available to common
              shareholders (including
              discontinued operations)           $        (6,963,635)   $   (10,413,610)
           Basic and diluted net loss per
              share (including discontinued
               operations)                       $              (.54)   $          (.89)

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4    Disposal of business segment

     During June 2001, the Company formally adopted a plan to discontinue its ComputerCOP software operations. At that time, this operation consisted primarily of ComputerCOP software technology, inventory and property and equipment. At June 30, 2001, the Company accrued a provision for estimated losses during the phase out period of approximately $497,000. During the year ended June 30, 2002, the Company recorded additional charges aggregating $1,053,275, which primarily represented the cost of salaries through an extended disposal date of August 31, 2002, and a revised estimate of the total leased facility costs. Effective August 31, 2002, the Company ceased all operations of ComputerCOP and terminated all remaining employees of ComputerCOP. During the year ended June 30, 2003, the Company recorded activity related to the cessation of operations and the lease payments related to the facility. Accrued losses of discontinued operations included within the accompanying consolidated balance sheet at June 30, 2003 represent lease payment obligations on the ComputerCOP facility. A summary of the operating results of the discontinued operations follows:

                                                                           For the year ended June 30,
                                                         ----------------------------------------------------------
                                                                 2003                2002                2001
                                                         ------------------  ------------------   -----------------
              Revenue                                    $         -         $         220,267    $         102,525
              Cost of revenue                                      -                    37,970                8,356
              Selling, general and administrative                  117,097           1,135,571            2,213,295
              Amortization                                         -                   -                  1,147,793
              Impairment                                           -                   100,000           2,108,982
                                                         ------------------  ------------------   -----------------
                                                                   117,097           1,053,274            5,375,901
              Loss on disposal of discontinued
                operations                                        (117,097)         (1,053,274)            (650,000)
                                                         ------------------  ------------------   -----------------
              Loss from discontinued operations          $          -        $          -         $      (4,725,901)
                                                         ==================  ==================   =================

5 Marketable securities, available for sale The following is a summary of marketable securities, available for sale:

                                                                                 Gross
                                                             Amortized        unrealized          Fair
                                                               cost              loss             value
                                                         ---------------   ---------------  -----------------
              June 30, 2003
              Bonds                                      $         -       $      -         $           -
                                                         ===============   ===============  =================
              June 30, 2002
              Bonds                                      $       195,155   $      (112,905) $        82,250
                                                         ===============   ===============  =================

     Proceeds from sales of marketable securities and realized losses on such sales aggregated $79,954 and $115,201, respectively for the year ended June 30, 2003. There were no sales of marketable securities during the years ended June 30, 2002 and 2001.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6    Property and equipment, net

     Property and equipment consist of the following:

                                                                                   June 30,
                                                                   --------------------------------------
                                                                           2003                2002
                                                                   -----------------    -----------------
         Machinery and equipment                                   $         880,422    $         755,045
         Furniture and fixtures                                              218,497              218,497
         Leasehold improvements                                              142,432              140,875
                                                                   -----------------    -----------------
                                                                           1,241,351            1,114,417
         Less: accumulated depreciation and amortization                    (663,159)            (432,022)
                                                                   -----------------    -----------------
         Property and equipment, net                               $         578,192    $         682,395
                                                                   =================    =================

7    Accounts payable and accrued expenses

     Accounts payable and accrued expenses consist of the following:

                                                                                   June 30,
                                                                   --------------------------------------
                                                                           2003                2002
                                                                   -----------------    -----------------
         Trade accounts payable and other accrued operating
            expenses                                               $       2,648,242    $         490,311
         Sales, excise and universal services charges payable                518,120              -
         Dividends payable                                                   453,179              -
         Compensated absences                                                388,272              182,671
         Provider settlement obligation                                      205,000              -
         Other liabilities                                                   199,370                1,039
         Bonuses and commissions payable                                     101,069                1,300
         Accrued taxes                                                       100,000               -
                                                                   -----------------    -----------------
                                                                   $       4,613,252    $         675,321
                                                                   =================    =================

8    Current maturities of long-term debt

     Current maturities of long-term debt consists of the following:

                                                                                   June 30,
                                                                   --------------------------------------
                                                                           2003                2002
                                                                   -----------------    -----------------

         Notes payable to Duffy-Vinet Institute, Inc.              $          -         $         242,982
         Finders fee payable                                                 120,000              120,000
                                                                   -----------------    -----------------
                                                                   $         120,000    $         362,982
                                                                   =================    =================

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     On March 26, 2003, the Company paid $7,500 in full settlement of notes payable to the Duffy- Vinet Institute, Inc., which were assumed by TSG in connection with its acquisition of Sales and Management Consulting, Inc. At the time, the notes had a carrying value of approximately $304,000 representing unpaid principal and accrued interest. The settlement resulted in a gain on extinguishments of debt of approximately $297,000, which is included in the accompanying consolidated statements of operations and comprehensive loss.

     In connection with the Company's purchase of ComputerCOP Corporation, the Company incurred finder fees of $960,000, $360,000 of which are payable at $10,000 per month over 36 months commencing on March 1, 2000. The Company has ceased making payments on the debt in the current fiscal year and has classified all amounts due as current liabilities.



9    Shareholders' equity

     Common stock issuances

     Management determined the fair value of all common stock issuances based on each respective issuance's quoted market price at the measurement date.

     For the year ended June 30, 2001, the Company issued 575,000 shares of its common stock as follows:

          -- In August 2000, 150,000 unregistered shares were issued to a consulting firm for services rendered, which resulted in a charge to operations of $807,000 and is included in sales and marketing in the consolidated statements of operations and comprehensive loss. One of the Company's employees, who is also a shareholder, has an ownership interest in this consulting firm.

          -- On May 14, 2001 and in connection with the Company entering into a one year agreement with its investment bankers, the Company issued 400,000 unregistered shares. The fair value of the shares, $1,156,000, was amortized over the life of the agreement and is included in general and administrative in the consolidated statements of operations and comprehensive loss. The investment bankers have demand registration rights on the shares issued 90 days after the commencement of the agreement.

          -- In June 2001, 25,000 unregistered shares were issued to a consulting firm for services rendered, which resulted in a charge to operations of $89,250 and is included in general and administrative in the consolidated statements of operations and comprehensive loss.

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

          --   In  January  2002,   the  Company   issued   100,000   shares  of
               unregistered common stock for professional and consulting services relating to potential business acquisitions to a company in which an employee of NetWolves has an ownership interest. A portion of the cost of such issuance has been included in other current assets in the consolidated balance sheets at June 30, 2002.

          -- During the year the Company issued a total of 30,000 shares of unregistered common stock to two consultants for professional services, which resulted in a charge to fiscal 2002 operations of $68,300.

          -- A total of 129,506 shares of the Company's common stock were issued to individuals upon the cashless exercise of warrants previously issued to these individuals.

     For the year ended June 30, 2003, the Company issued 3,240,000 shares of its common stock as follows:

          -- In January 2003, the Company entered into a three-year consulting agreement. In return for services, the Company issued 100,000 shares of the Company's unregistered common stock. Additionally, the Company granted an immediately exercisable five-year warrant to purchase 350,000 shares of the Company's common stock at an exercise price of $1.50 per share. The fair value of the 100,000 shares issued is being revalued monthly and the aggregate value of the unearned shares at June 30, 2003, totaling $104,758, is included in unamortized value of equity compensation in the accompanying consolidated balance sheets. During May 2003, the agreement was revised to increase the amount of unregistered common stock issued to the consultant by 150,000 shares and the period for which services are to be performed was shortened by 4 months. The 150,000 shares have been included in common stock in the accompanying consolidated balance sheets but as of June 30, 2003 have not been released by the transfer agent due to administrative reasons. These shares were issued shortly after June 30, 2003. The aggregate fair value of the earned shares for the year ended June 30, 2003, $38,305, is included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.

          -- In March 2003, the Company issued 300,000 shares of unregistered common stock to Norstan, Inc. in addition to cash paid of $2.9 million in full settlement of its outstanding $3.75 million non-interest bearing promissory note.

          -- On June 1, 2003 the Company entering into two 30 month agreements with consultants. Each consultant will be issued 300,000 unregistered shares, which vest at the monthly rate of 10,000 shares. The aggregate fair value of the vested shares at June 30, 2003, $22,000, is included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss. The shares have been included in common stock in the accompanying consolidated balance sheets but as of June 30, 2003 have not been released by the transfer agent due to administrative reasons. These shares were issued shortly after June 30, 2003.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          -- During June 2003, the Company issued a total of 465,000 shares of unregistered common stock to three consultants for professional services rendered, which resulted in a charge to general and administrative expense of $492,900 in the accompanying consolidated statements of operations and comprehensive loss. The shares have been included in common stock in the accompanying consolidated balance sheets but as of June 30, 2003 have not been released by the transfer agent due to administrative reasons. These shares were issued shortly after June 30, 2003.

          -- During June 2003, the Company issued a total of 1,400,000 shares of unregistered common stock to certain members of its executive management team. The aggregate value of the shares, $1,484,000 is included in general and administrative expense in the consolidated statements of operations and comprehensive loss. The shares have been included in common stock in the accompanying consolidated balance sheets but as of June 30, 2003 have not been released by the transfer agent due to administrative reasons. These shares were issued shortly after June 30, 2003.

          -- During June, 2003, the Company sold 100,000 shares of unregistered common stock during the year to accredited investors at $1 per share exclusive of commissions and fees of approximately 5%. The shares have been included in common stock in the accompanying consolidated balance sheets but as of June 30, 2003 have not been released by the transfer agent due to administrative reasons.

          -- During June, 2003, the Company issued 125,000 shares of unregistered common stock to an employee/stockholder for legal services related to the Series A, B and C preferred stock offerings. The aggregate value of the shares, $132,500, was recorded as a reduction of proceeds to additional paid in capital in the accompanying consolidated balance sheet. The share have been included in common stock in the accompanying consolidated balance sheets but as of June 30, 2003 have not been released by the transfer agent due to administrative reasons. These shares were issued shortly after June 30, 2003.

     Preferred Stock

     On July 16, 2002 the Company amended its Certificate of Incorporation, as authorized by its Board of Directors, by designating 1,000,000 shares of its 2,000,000 shares of preferred stock as Series A Convertible Preferred Stock, par value $.0033 per share ("Series A Preferred Stock").

     Cumulative dividends on the Series A Preferred Stock accrue at a rate of 8% per annum from the date of issuance through June 30, 2004 and thereafter at a rate of 12% per annum and will be payable annually at the Company's option in cash or Series A Preferred Stock. Cumulative preferred dividends in arrears on the Series A Preferred Stock were $299,513 at June 30, 2003. Each share of the Series A Preferred Stock was originally convertible at the holders' option into 10 shares of common stock. Pursuant to the antidilution provision of the Series A Preferred Stock, each share of Series A Preferred Stock is now convertible into 18.75 shares of common stock. Each share of Series A Preferred Stock will have ten votes and will vote as a single class with holders of the Company's common stock.

     Through June 30, 2003, the Company has issued 269,462 shares of its Series A Preferred Stock for a total cash consideration of $4,041,972. The shares were issued in connection with a private offering of the Company's securities pursuant to which shareholders also received warrants to purchase shares of the Company's common stock at an initial exercise price equal to $1.65 per share. Five warrants were issued for each share of Series A Preferred Stock. The warrants have an exercise price equal to $1.65 per share and are exercisable for five years from the issuance date.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Approximately $3,000,000 of the proceeds from the sale of the Series A Preferred Stock was used to purchase the outstanding capital stock of NNSI.

     On October 30, 2002, the Company amended its Certificate of Incorporation, as authorized by its Board of Directors, by designating 500,000 shares of its 2,000,000 shares of preferred stock as Series B Convertible Preferred Stock, par value $.0033 per share ("Series B Preferred Stock").

     Cumulative dividends on the Series B Preferred Stock accrue at a rate of 8% per annum from the date of issuance through January 31, 2005 and thereafter at a rate of 12% per annum and will be payable annually at the Company's option in cash or Series B Preferred Stock. Cumulative preferred dividends in arrears on the Series B Preferred Stock were $152,111 at June 30, 2003. Each share of the Series B Preferred Stock is convertible at the holders' option into 20 shares of common stock. Each share of Series B Preferred Stock will have ten votes and will vote as a single class with holders of the Company's common stock.

     Through June 30, 2003, the Company has issued 290,963 shares of its Series B Preferred Stock for a total cash consideration of $4,655,300. The shares were issued in connection with a private offering of the Company's securities pursuant to which shareholders also received warrants to purchase shares of the Company's common stock at an initial exercise price equal to $1.25 per share. Five warrants were issued for each share of Series B Preferred Stock. The warrants have an exercise price equal to $1.25 per share and are exercisable for five years from the issuance date.

     The Company amended its Certificate of Incorporation, as authorized by its Board of Directors, by designating 100,000 shares of its 2,000,000 shares of preferred stock as Series C Convertible Preferred Stock, par value $.0033 per share ("Series C Preferred Stock").

     Cumulative dividends on the Series C Preferred Stock accrue at a rate of 7% per annum from the date of issuance through April 30, 2005 and thereafter at a rate of 9% per annum and will be payable annually at the Company's option in cash or Series C Preferred Stock. Each share of the Series C Preferred Stock is convertible at the holders' option into 60 shares of common stock. Each share of Series C Preferred Stock will have fifteen votes and will vote as a single class with holders of the Company's common stock.

     Through June 30, 2003, the Company has issued 2,850 shares of its Series C Preferred Stock for a total cash consideration of $171,000. The shares were issued in connection with a private offering of the Company's securities pursuant to which shareholders also received warrants to purchase shares of the Company's common stock at an initial exercise price equal to $1.50 per share. Six warrants were issued for each share of Series C Preferred Stock. The warrants have an exercise price equal to $1.50 per share and are exercisable for five years from the issuance date.

     Proceeds from the issuance of the preferred stock and warrants were allocated to preferred stock and to additional paid-in capital based upon their relative fair value. Additionally, after allocating the proceeds, the Company determined that there was a beneficial conversion feature for the Series A, B and C Preferred Stock, totaling $27,605, $111,277 and $0, for the year ended June 30, 2003, respectively, which has been included in the accompanying consolidated statements of operations and comprehensive loss.

     As of June 30, 2003, approximately 11,043,000 shares of the Company's common stock are issuable upon conversion of preferred stock.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Stock option plans

     The Company's Stock Option Plans (the "Plans"), authorize the Board of Directors to grant nonstatutory stock options to employees and directors to purchase up to a total of 8,932,500 shares of the Company's common stock. Generally, options granted under the Plans vest ratably over three years. If any award under the Plans terminates, expires unexercised, or is canceled, the shares of common stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards.

                                                                              Approximate
                                                             Maximum         net cumulative
                                                            allowable          issuances        Maximum
                     Plans            Date adopted          issuances         June 30, 2003    term in years
             -------------------  -------------------   -----------------  -----------------   -------------
                  1998 Plan            June 1998                  282,500            112,000             10
                  2000 Plan            July 2000                1,500,000          1,206,700             10
                  2001 Plan          February 2001              1,750,000            500,000             10
                  2002 Plan            June 2002                3,000,000          2,092,500             10
                  2003 Plan            June 2003                2,400,000             50,000             10
                                                        -----------------  -----------------
                                                                8,932,500          3,961,200
                                                        =================  =================

     Warrants

     For the year ended June 30, 2001, the Company granted warrants to purchase its common stock as follows:

          -- In May 2001, seven consultants were granted warrants to purchase a total of 105,000 shares of common stock, at exercise prices ranging from $4 to $5 per share. All of the warrants are immediately exercisable and have terms ranging from 2 to 5 years. The value of the warrants resulted in a charge to operations of approximately $197,000 for the three months ended June 30, 2001, portions of which have been included in general and administrative and sales and marketing in the consolidated statements of operations and comprehensive loss.

     For the year ended June 30, 2002, the Company granted warrants to purchase its common stock as follows:

          -- In February 2002, a consultant was granted a warrant to purchase a total of 100,000 shares of common stock, at an exercise price of $2.94 per share. The warrant is immediately exercisable and has a term of 3 years. The value of the warrant resulted in a charge to operations of approximately $128,000 during the year ended June 30, 2002, which has been included in general and administrative in the consolidated statements of operations and comprehensive loss.

     For the year ended June 30, 2003, the Company granted warrants to purchase its common stock as follows:

          -- In November 2002, the Company entered into a renewable one-year consulting agreement. In return for services, the Company granted a five-year warrant to purchase 200,000 shares of the Company's common stock at an exercise price of $1.00 per share. The warrants vest at a rate of 10,000 per month and resulted in a charge to operations of approximately $34,000 through June 30, 2003, at which time the remaining 130,000 unvested warrants were cancelled due to termination of the consulting agreement.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          -- In January 2003, a consultant was granted an immediately exercisable four-year warrant to purchase 25,000 shares of common stock at an exercise price of $1.00. The value of the warrant resulted in a charge to operations of approximately $16,000 during the year ended June 30, 2003, which is included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.

          -- In January 2003, the Company entered into a three-year consulting agreement. In return for services, the Company issued 100,000 shares of unregistered common stock. Additionally, the Company granted an immediately exercisable five-year warrant to purchase 350,000 shares of the Company's common stock at an exercise price of $1.50 per share. During May 2003, the agreement was revised to increase the amount of unregistered common stock issued to the consultant by 150,000 shares and the period for which services are to be performed was shortened by 4 months. The value of the warrant is determined monthly as the warrants vest using the Black-Scholes option-pricing model. The value of the warrants for the year ended June 30, 2003, was $51,287 and is included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.

          -- In April 2003, a consultant was granted a five-year warrant to purchase a total of 750,000 shares of common stock, at an exercise price of $1.00 per share. The warrants vest as follows:
               250,000 in April  2003,  250,000 in October  2004 and  250,000 in
               April 2006. The value of the warrant is determined at the respective vesting dates using the Black-Scholes option-pricing model. The value of the warrants for the year ended June 30, 2003, was $37,875 and is included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.

          -- In June 2003, a consultant was granted an immediately exercisable three-year warrant to purchase 60,000 shares of common stock at an exercise price of $1.05 per share. The value of the warrant resulted in a charge to operations of approximately $35,000 during the year ended June 30, 2003, which is included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.

          -- During 2003, the Company granted 632,326 three-year warrants and 155,000 four-year warrants with exercise prices ranging from $.80 to $1.50 to investment bankers in conjunction with the Series A, B and C preferred stock offerings. The value of the warrants totaling approximately $510,000 was recorded as a reduction to preferred stock in the accompanying consolidated balance sheets.


     The  value  of  the  warrants  were  calculated  using  the   Black-Scholes
     option-pricing model with the following assumptions: no dividend yield, expected volatility of 85%, 75% and 75% for fiscal 2003, 2002 and 2001, respectively, risk-free interest rates ranging from 1.75% to 3.81%, and expected life equaling the term of each respective warrant.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Summary of options and warrants

     The following is a summary of all of the Company's stock options and warrants that were described in detail above.

                                                                                    Weighted
                                                                                    average
                                                               Number               exercise
                                                            options and             price per
                                                             warrants                 share
                                                        ----------------          -----------

         Outstanding at June 30, 2000                          3,056,833          $      6.29
              Granted                                          4,830,250          $      4.63
              Exercised                                                -          $       -
              Forfeited                                         (752,583)         $      8.23
                                                         ----------------
         Outstanding at June 30, 2001                          7,134,500          $      4.96
              Granted                                            719,700          $      3.43
              Exercised                                         (129,506)         $      1.63
              Forfeited                                         (250,494)         $      5.29
                                                         ----------------
         Outstanding at June 30, 2002                          7,474,200          $      4.86
                                                         ----------------
              Granted                                          7,255,551          $      1.11
              Exercised                                                -          $
              Forfeited                                       (1,606,333)         $      1.67
                                                         ----------------
         Outstanding at June 30, 2003                         13,123,418          $      2.77
                                                         ================

     At June 30, 2003, there were approximately 4,971,300 options available for future issuance.

     The following table summarizes information about all of the Company's options and warrants outstanding at June 30, 2003:

                                                  Options and warrants                Options and warrants
                                                     outstanding at                      exercisable at
                                                      June 30, 2003                       June 30, 2003
                                      ------------------------------------------  -------------------------
                                                       Weighted
                                                        average       Weighted                     Weighted
                                                       remaining      average                       average
                  Range of              Number of     contractual     exercise      Number of      exercise
               exercise prices            shares          life           price        Shares          price
               ---------------        ------------   -------------  ------------  ------------   ----------

         $      0.80-$1.50               5,676,741         4.09     $     1.05      3,184,241    $     1.18
         $      1.63-$1.75               2,313,977         4.14     $     1.66      2,313,977    $     1.64
         $      2.94-$3.00                 106,000         1.72     $     2.94        104,000    $     2.94
         $      4.00-$4.82               1,945,000         2.76     $     4.02      1,945,000    $     4.02
         $      5.00-$5.25               2,215,700         2.20     $     5.11      2,201,234    $     5.11
         $      6.00-$9.50                 162,500         2.38     $     6.03        108,334    $     6.03
         $     10.00-$13.00                622,000         3.06     $    10.93        616,000    $    10.92
         $     15.00-$18.00                 81,500         1.42     $    17.91         81,500    $    17.91
                                      ------------                                 ----------
                                        13,123,418                                 10,554,286
                                      ============                                 ==========

     Options exercisable as of June 30, 2002 and June 30, 2001 was 6,312,000 and 6,345,832, respectively.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     All employee based stock compensation awards issued for the year ended June 30, 2003 had no intrinsic value and, accordingly, resulted in no charge to operations in such period.

10   Segment information

     The Company reports segments in accordance with SFAS 131 "Disclosures about Segments of an Enterprise and Related Information". As of June 30, 2003, the Company and its subsidiaries operate in three separate business segments, the Technology segment, the Telecommunications segment and the Management and Consulting segment. These operating segments are representative of the Company's management approach to its evaluation of its operations. The accounting policies of the reportable operating segments are the same as those described in the summary of significant accounting policies. The Technology segment, which operates worldwide, is primarily engaged in the design, development, marketing and support of information delivery hardware products and software. The Telecommunications segment, which operates domestically, provides multiple source data and voice services and related consulting and professional services. The Management and Consulting segment, which operates domestically, provides management and consulting services primarily to the automotive industry throughout the United States.

                                                                          For the year ended June 30,
                                                      ------------------------------------------------------
                                                             2003                2002              2001
                                                      ----------------    ----------------  ----------------
         Revenue
              Technology                              $        488,315    $        404,498  $        487,588
              Telecommunications                            20,349,748             -                 -
              Management and consulting                        321,396             334,250           937,550
                                                      ----------------    ----------------  ----------------
                  Total                               $     21,159,459    $        738,748  $      1,425,138
                                                      ================    ================  ================
         Operating (loss) income
              Technology                              $     (6,426,864)   $    (10,127,644) $    (14,460,314)
              Telecommunications                             2,097,911             -                 -
              Management and consulting                        (90,857)           (538,428)       (1,441,735)
              Other                                         (2,152,345)            -                 -
                                                      ----------------    ----------------  ----------------
                  Total                               $     (6,572,155)   $    (10,666,072) $    (15,902,049)
                                                      ================    ================  ================

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                         June 30,
                                                                          ----------------------------------

                                                                                 2003               2002
                                                                          -----------------  ---------------
         Identifiable assets
              Technology                                                  $       1,250,289  $      3,114,692
              Telecommunications                                                 10,047,700           -
              Management and consulting                                              13,549            45,143
              Other                                                                     574           -
                                                                          -----------------  ---------------
                                                                                 11,312,112         3,159,835
              Net assets of discontinued operations                                  16,225            64,619
                                                                          -----------------  ---------------
                  Total                                                   $      11,328,337  $      3,224,454
                                                                          =================  ================

         Net revenue by geographic area follows:

                                                                       For the year ended June 30,
                                                      -----------------------------------------------------
                                                             2003               2002              2001
                                                      ----------------   ----------------  ----------------
         Revenue
              United States                           $     20,895,276   $        686,882  $      1,115,838
              Foreign                                          264,183             51,866           309,300
                                                      ----------------   ----------------  ----------------
                  Total                               $     21,159,459   $        738,748  $      1,425,138
                                                      ================   ================  ================

     The Company incurred interest expense of $6,682, $184,378 and $11,925 in the Technology, Telecommunications and the Management and Consulting segments, respectively for the year ended June 30, 2003. Additionally, the Company incurred depreciation expense of $201,997, $34,985 and $0 in the Technology, Telecommunications and the Management and Consulting segments, respectively, for the year ended June 30, 2003.

     The Company had two major customers in the Telecommunication segment which accounted for 32% (Swift Transportation) and 11% (Norstan, Inc.) of consolidated revenue for the year ended June 30, 2003 and two customers in the Telecommunication segment which accounted for 14% and 11%, respectively, of consolidated accounts receivable at June 30, 2003. The Company had one major customer in the Technology segment, which accounted for 34% of consolidated revenue for the year ended June 30, 2002 and four customers, one in the Technology segment and three in the Management and Consulting segment that accounted for 29%, 10%, 13% and 21% of consolidated accounts receivable, respectively, at June 30, 2002. The Company had two major customers, one in the Technology segment and one in the Management and Consulting segment, which accounted for 21% and 35%, respectively, of consolidated revenue for the year ended June 30, 2001. Additionally, the Technology segment was dependent upon one customer, who accounted for 80%, 62% and 60% of the segment's revenues for the year ended June 30, 2003, 2002 and 2001, respectively.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11   Income taxes

     The provision for income taxes consists of the following:

                                                                     For the year ended June 30,
                                                         -------------------------------------------------
                                                               2003              2002             2001
                                                         ---------------   ----------------  -------------
              Current - Federal and States               $    129,300      $       -         $       -
              Deferred - Federal                                 -                 -                 -
              Deferred - States                                  -                 -                 -
                                                         ---------------   ----------------  -------------
              Provision for income taxes                 $    129,300      $       -         $       -
                                                         ===============   ================  =============

     The following table summarizes the significant differences between the Federal statutory tax rate and the Company's effective tax rate for financial reporting purposes:

                                                                     For the year ended June 30,
                                                         -----------------------------------------------
                                                               2003              2002             2001
                                                         ---------------   ---------------  ------------
              Federal statutory tax rate                       (34.0)%           (34.0)%          (34.0)%
              State and local taxes net of Federal
                Tax effect                                      (4.5)            (6.0)            (6.0)
              Stock and option compensation                       -                 .4               .8
              Other items                                         -                -                (.1)
              Loss on disposal                                    -                -                1.1
              Depreciation & amortization                         -                -                 .5
              Impairment                                          -                -                5.8
              Permanent differences                               .5                .2               .2
              Valuation allowance on deferred tax
                Asset                                           36.0              39.4             31.7
                                                         ---------------   ---------------  ------------
              Effective tax rate                                (2.0)%             0.0%             0.0%
                                                         ===============   ===============  ============

     The tax effects of temporary differences and carryforwards that give rise to deferred tax assets or liabilities are summarized as follows:

                                                                                        June 30,
                                                                        --------------------------------------
                                                                               2003                  2002
                                                                        -----------------    -----------------
                  Non deductible reserves and other                     $         855,000    $         216,000
                  Loss on disposal of discontinued operations                      85,000              148,000
                  Net operating loss carryforward                              21,263,000           16,246,000
                  Intangible assets                                               173,000            2,407,000
                  Valuation allowance on net deferred tax asset               (22,376,000)         (19,017,000)
                                                                        -----------------    -----------------

                           Deferred tax asset, net                      $            -       $            -
                                                                        =================    =================

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Due to the history of net operating losses for income tax purposes, the Company has provided for full valuation allowances on the net deferred tax asset due to it being more likely than not that the deferred tax asset will not be utilized.

     At June 30, 2003, the Company has net tax operating loss carryforwards of approximately $53.0 million. A portion or all of these losses may be subject to Section 382 of the Internal Revenue Code and therefore not available to offset future income tax liabilities. The carryforward losses expire in the years 2013 through 2023 and have not been recognized in the accompanying consolidated financial statements as a result of a valuation allowance against the deferred tax asset.

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

     In July 2001, the Company paid $300,000 for marketing services to a consulting firm in which one of the Company's employees has an ownership interest. This amount is included in sales and marketing in the consolidated statements of operations and comprehensive loss for the year ended June 30, 2001.

     On July 10, 2002, the Company received advances from four individuals, one of whom is an officer and director of the Company and another who is a director of the Company, aggregating $600,000, of which, $450,000 was subsequently repaid to three of those individuals. The advances are non-interest bearing, due on demand and have no scheduled repayment terms.

     On November 1, 2002, the Company entered into a consulting agreement with a corporation whose majority owner is also a shareholder of the Company, for marketing and new business development opportunities, as well as strategic advisory services. The agreement commenced effective November 1, 2002 and required payments of $20,000 per month, cancelable at the Company's option upon 30 days notice. The agreement was superceded by a new agreement effective June 1, 2003, which requires issuance of 300,000 shares of common stock that vest at a rate of 10,000 shares monthly. The new agreement is cancelable at the Company's option upon 90 days notice.

     On June 1, 2003 the Company entering into a 30 month consulting agreement with a corporation whose majority owner is also an employee of the Company, for marketing and new business development opportunities, as well as strategic advisory services. Under the terms of the agreement the Company will issue 150,000 unregistered shares, which vest at the monthly rate of 10,000 shares. The agreement is cancelable at the Company's option upon 90 days notice.

     During June 2003, the Company issued 250,000 shares of unregistered common stock to a corporation whose majority owner is also an employee and stockholder, which resulted in a charge to fiscal 2003 operations of $265,000.

     During June, 2003, the Company issued 125,000 shares of unregistered common stock to an employee/stockholder for legal services related to the Series A, B and C preferred stock offerings. The aggregate value of the shares, $132,500, was recorded as a reduction of proceeds to additional paid in capital in the accompanying consolidated balance sheet.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     During the year ended June 30, 2003, the Company paid approximately $185,000 for legal services to law firms in which an employee/stockholder is affiliated.

13   Major customers/significant agreements

     Sprint Communications Company L.P.

     During August 2002, the Company entered into two agreements with Sprint Communications Company L.P. ("Sprint") to provide telecommunication services to the Company's customers. The agreement for switched services has a term of 28 months and the agreement for the data and private line services has a term of 24 months. The Company made purchases from Sprint that aggregated approximately 84% of the total cost of revenue for the year ended June 30, 2003. The Company has a commitment to purchase a minimum of $1,000,000 of telecommunication services monthly from Sprint.

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

14   Provider liabilities

     During the transition period of the Company's newly acquired subsidiary, NNSI, the Company was the target of a theft of telecommunications services. The Company is currently working with one of its major providers to resolve this issue and currently believes its obligation to approximate $205,000. Accordingly, the Company has accrued such amount in the accompanying consolidated balance sheet as of June 30, 2003.

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14   Commitments and contingencies

     Leases

     The Company has entered into several leases for office space, office equipment and vehicles. At June 30, 2003, the approximate future minimum annual lease payments, are summarized as follows:

        Fiscal year ending June 30,
             2004                      $        635,000
             2005                               616,000
             2006                               278,000
             2007                                 6,000
                                       ----------------
                                       $      1,535,000
                                       ================

     The above future minimum annual lease payments include approximately $235,000 in payments for discontinued operations.

     Total rent expense (excluding discontinued operations) for the years ended June 30, 2003, 2002 and 2001 was $648,784, $590,508, and $576,914,
     respectively.

     Employment agreements

     In August 2000 the Company entered into an employment agreement for a period of three years and grants the employee/stockholder, who is affiliated with a law firm who provided legal services to the Company, warrants to purchase 275,000 shares of common stock of the Company at a purchase price of $5.125 per share, subject to a vesting schedule as specified in such agreement.

     During October 2000, the Company entered into employment agreements with certain members of its executive management team. All of the employment agreements provide for certain payments following death or disability, for certain fringe benefits such as reimbursement for reasonable expenses and participation in medical plans, and for accelerated payments in the event of change of control of the Company. The specific terms are as follows:

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

     Benefit plans

     The Company has established a 401(k) defined contribution plan. Employees 21 years or older with at least six months of service are eligible to participate in the plan. Participants may elect to contribute, on a

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     tax-deferred basis, up to 15% of their compensation, not to exceed $12,000, in 2003. The Company did not make any contributions to the plan for the years ended June 30, 2003, 2002 and 2001.

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

16   Liquidity

     Historically,  the  Company has  experienced  significant  reoccurring  net operating losses as well as negative cash flows from operations. The Company's main source of liquidity has been equity financing which is used to fund losses from operating activities. For the year ended June 30, 2003, the Company has raised, exclusive of commissions, approximately $9.0 million from the sale of its preferred and common stock. While approximately $6 million of the proceeds was utilized to purchase the outstanding capital stock of NNSI and repay a note payable due to Norstan, Inc., the remainder of the proceeds has been and will continue to be utilized to fund ongoing operations. Additionally, management has

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     instituted cost saving measures over the past 12 months intended to reduce its overhead expenses, most notably, a reduction of staffing within its Technology segment and its discontinued ComputerCOP operations, aggregating approximately $2.5 million in annual salaries and related benefits.

17   Subsequent events

     Through September 25, 2003, the Company has issued approximately 75,000 additional shares of its Series C Preferred Stock for total cash consideration of approximately $4,500,000 and approximately 1,200,000 shares of unregistered common stock for total cash consideration of approximately $1,200,000.

                                  SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                             Additions                            Balance
                                                          Balance at         charged to     Deductions from         at
                                                           beginning         costs and         allowances           end
                                                           of period          expenses                           of period
                                                       ---------------    ---------------   ---------------   ---------------
Year ended June 30, 2003:
  Allowance for doubtful notes and accounts
     receivable                                        $       191,164    $       188,550   $       199,855   $       179,859
  Allowance for other assets                           $        89,589    $           -     $        89,589   $           -
  Accrued losses of discontinued operations            $       372,970    $       117,097   $       252,542   $       237,525

Year ended June 30, 2002:
  Allowance for doubtful notes and accounts
     receivable                                        $       152,259    $        38,905   $           -     $       191,164
  Allowance for other assets                           $        33,589    $        56,000   $           -     $        89,589
  Accrued losses of discontinued operations            $       496,927    $           -     $       123,957   $       372,970

Year ended June 30, 2001:
  Allowance for doubtful accounts receivable           $        44,747    $       107,512   $           -     $       152,259
  Allowance for other assets                           $           -      $        33,589   $           -     $        33,589
  Accrued losses of discontinued operations            $           -      $       496,927   $           -     $       496,927