Form 10-K/A
period 2003-06-30
NETWOLVES CORP
filed 2003-10-28
CIK 1084103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
               ACT OF 1934 For the fiscal year ended June 30, 2003
                                       or
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period _______________ to _______________

                          Commission File No. 0-25831

                              NetWolves Corporation
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            New York                                    11-2208052
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization

4002 Eisenhower Blvd, Tampa, Florida                    33634-7511
------------------------------------        ------------------------------------
(Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code:  (813) 286-8644
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0033 par value
                       ----------------------------------
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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on October 24, 2003 as reported on the NASDAQ, was approximately $22,300,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliates status is not necessarily a conclusive determination for other purposes.

As of October 24, 2003, the Registrant had outstanding 17,530,065 shares of Common Stock.

Documents incorporated by reference:    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company and their ages are as follows:

         Name                     Age                         Position
-----------------------       ----------     --------------------------------------------
  Walter M. Groteke               33              Chairman of the Board, President and
                                                    Chief Executive Officer
  Walter R. Groteke               56              Vice President - Sales and Marketing
                                                    and Director
  Peter C. Castle                 35              Treasurer, Secretary, Vice President -
                                                    Finance
  Scott  E. Foote                 43              Vice President
  Leonard M. Luttinger            54              Vice President
  Carlos Campbell                 65              Director
  Fassil Gabremariam              58              Director
  Myron Levy                      62              Director

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

Scott Foote has been Vice President since June 2003 and President of NetWolves Network Services since the company's acquisition in July 2002. Prior to NetWolves, Mr. Foote held a number of positions at Norstan Network Services, Inc. (NNSI), including Business Segment Director, Director of Operations, Director of Product Development and National Account Manager. Prior to NNSI, Mr. Foote was the Chief Operating Officer and Vice President of Membership Development for Telecommunications Cooperative Network (TCN), where he managed the day to day operations including sales, marketing, finance and information technology.

Leonard Luttinger joined NetWolves in November 2000 and has been Vice President since June 2003. His principal responsibilities include the development of marketing strategies and their implementation by NetWolves' direct sales force and sales agents. Mr. Luttinger is also responsible for intellectual property legal affairs and technical support services. Prior to NetWolves, Mr. Luttinger was the founder of Granite Technologies and founder and director of NetSmart Technologies, Inc. He is also a 25 year veteran of Burroughs (Unisys) where he held increasingly responsible positions in systems engineering, sales and marketing, product development and professional services management.

Carlos Campbell has been a director of the Company since January 2003. He is the Chairman of our Compensation Committee and is a member of our Audit Committee. Mr. Campbell currently operates a consulting business in Reston, Virginia and serves on the Board of Directors for Resource America, Inc. and Pico Holdings, Inc., both listed companies. He also serves on the Board of Directors for Dominion bank, Graphic Scanning, Inc., both NYSE companies, Cataract, Inc., Computer Dynamics, Inc., SENSYS, Inc. and numerous other corporations. In 1981, Mr. Campbell was appointed by President Ronald Reagan as the Assistant Secretary of Commerce for Economic Development with the U.S. Department of Commerce. He served as the White House Urban Policy Task Force and the President's Counsel on Integrity and Efficiency, and as a Member of the U.S. Department of the Treasury Task Force on Debt Management. He led numerous Trade Delegations and participated in forums in Europe, Africa, the Caribbean and South America. He also held positions as the alternate U.S. Executive Director, Inter-American Development Bank, Special Assistant, U.S. Department of Housing and Urban Development, and Deputy Assistant Administrator for Resources Development,
American Bicentennial Administration. He also served with the Defense Intelligence Agency Headquarters in Washington, D.C.

Fassil Gabremariam has been a director of the Company since January 2003 and is a member of the Audit and Compensation Committees. Mr. Gabremariam served as Vice President of Finance with GTE Corporation for 25 years both in domestic and international assignments including manufacturing, auditing, information and technology and telecommunication services. Mr. Gabremariam is a highly respected member of the Tampa Bay community. In 1994 he was appointed Commissioner of the Tampa Bay Port Authority and was re-appointed in 1999 by Governor Jeb Bush where he served until 2001. He has served on several prestigious boards including the Technology Board of Enterprise Florida, the Merchants Association, the
University Community Hospital and the United Way. Mr. Gabremariam is also a member of the Board of Trustees of the University of Tampa, the Council on Foreign Relations and the Society of International Business Fellows. In October 2002, he was appointed by the Federal Reserve in Washington D.C. to a three-year term as Board Member of the Jacksonville branch of the Federal Reserve representing north central Florida.

Myron Levy has been a director of the Company since November 2000. He is Chairman of our Audit Committee and is a member of our Compensation Committee. Mr. Levy is a certified public accountant and has been President of Herley Industries, Inc., a NASDAQ National Market Company, since June 1993 and Chief Executive Officer since July 2001. He has been employed by Herley since October 1988 having held various executive positions. For the ten years prior to joining Herley, Mr. Levy was employed in various executive capacities, including Vice President, of Griffon Corporation, a New York Stock Exchange company. For approximately ten years prior thereto, Mr. Levy was an accountant with Arthur Andersen LLP.



ITEM 11.        EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation with regard to the Chairman/Chief Executive Officer and each of the other executive officers of the Company who received more than $100,000 for services rendered during fiscal 2003.

Summary Compensation Table

                                                                 Annual Compensation             Long Term Compensation
                                                   ------------------------------------------   -----------------------

                                                                                                               Securities
                                                                                    Other       Restricted     underlying
                                          Fiscal                                    annual         stock        options/
       Name and principal position         year       Salary        Bonus      Compensation(1)    awards(2)     warrants
---------------------------------------    ----       ------        -----      ---------------    ------        --------
Walter M. Groteke                          2003    $    275,000  $         -   $         -      $   715,500      500,000
   Chairman and Chief Executive            2002         275,000            -             -                -            -
      Officer                              2001         238,750            -             -                -      850,000

Walter R. Groteke                          2003    $    175,000  $         -   $         -      $   344,500      250,000
  Senior Vice President                    2002         175,000            -             -                -            -
                                           2001         161,250            -             -                -      300,000

Peter C. Castle                            2003    $    150,000  $         -   $         -      $   344,500      250,000
  Treasurer, Secretary and                 2002         150,000            -             -                -            -
      Vice President Finance               2001         138,750            -             -                -      275,000

 Scott Foote                               2003    $    150,000  $    92,577   $         -      $    79,500      100,000
    Vice President

Leonard Luttinger                          2003    $    167,500  $         -   $         -      $         -       75,000
   Vice President

     (1) Other annual compensation excludes certain perquisites and other non-cash benefits provided by the Company since such amounts do not exceed the lesser of $50,000 or 10% of the total annual base salary disclosed in the table for the respective officer.

     (2) In fiscal 2003, we granted 1,484,000 restricted stock awards to executive officers, which vest immediately. It is not anticipated that dividends will be paid.

Option Grants in Last Fiscal Year

The following table provides information regarding stock options we granted in fiscal 2003 to named executive officers whose compensation in fiscal 2003. The table includes the potential realizable value over the five-year term of the options, based on assumed rates of stock appreciation of 5% and 10%, compounded annually. The assumed rates of appreciation are prescribed by the Securities and Exchange Commission for illustrative purposes only and are not intended to forecast or predict future stock prices. Any actual gain on option exercises will depend on the future performance of our stock.

                                                                                        Potential realizable value at
                                                                                        assumed annual rates of stock
                         Annual compensation                                            price appreciation for option
                                                                                                   term (3)
                                                                                        -----------------------------
                          Number of
                          securities     Percent of
                          underlying   total options
                           options       granted to      Exercise
                                        employees in
Name                     granted(#)(1) fiscal year(2)  price ($/Sh)   Expiration date      5% ($)          10% ($)
----                     ------------  -------------   ------------   ---------------      ------          -------
Walter M. Groteke            500,000            23.3%  $         1.20      3/28/08      $   129,304    $   278,460
Walter R. Groteke            250,000            11.7%            1.20      3/28/08           64,652        139,230
Peter C. Castle              250,000            11.7%            1.20      3/28/08           64,652        139,230
Scott Foote                  100,000             4.7%            1.00     12/19/07           21,551         46,410
Leonard Luttinger             75,000             3.5%            1.00     12/19/07           16,163         34,808

     (1) The options vest ratably over three years. We granted all options under our stock option plans at exercise prices at the fair market value of our common stock on the date of grant.

     (2) In fiscal 2003, we granted options/warrants to purchase up to an aggregate of 2,142,500 shares to employees, directors and consultants.

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

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table provides information regarding value realized from options exercised during fiscal 2003 and unexercised options held as of June 30, 2003 by our Chief Executive Officer and the other executive officers whose compensation exceeded $100,000 in fiscal 2003. The value of unexercised in-the-money options is calculated at June 30, 2003.


                                                            Number of securities            Value of unexercised
                                                           underlying unexercised               in-the-money
                             Shares                          options at fiscal                options at fiscal
                          acquired on       Value               year end (#)                  year end ($) (1)
Name                      exercise (#)  realized ($)    Exercisable    Unexercisable    Exercisable     Unexercisable
----                      ------------  ------------    -----------    -------------    -----------     -------------
Walter M. Groteke                   -             -      1,050,000        500,000      $         -     $         -
Walter R. Groteke                   -             -        500,000        250,000                -               -
Peter C. Castle                     -             -        380,000        250,000                -               -
Scott Foote                         -             -              -        100,000                -           8,000
Leonard Luttinger                   -             -        106,667        128,333                -           6,000

(1)     Based upon the closing price of common stock of $1.08 on June 30, 2003.

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

Stock Option Plans

The Company's Stock Option Plans (the "Plans"), authorize the Board of Directors to grant nonstatutory stock options to employees, directors and consultants to purchase up to a total of 8,932,500 shares of the Company's common stock. Generally, options granted under the Plans vest ratably over three years. If any award under the Plans terminates, expires unexercised, or is canceled, the shares of common stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards.

                                                                           Approximate net
                                                          Maximum           cumulative
                                      Date                Allowable           issuances          Maximum
           Plan name              plan adopted            Issuances         June 30, 2003     term in years
     -------------------      -------------------   -------------------  -----------------    -------------
          1998 Plan                June 1998                  282,500              112,000         10
          2000 Plan                July 2000                1,500,000            1,206,700         10
          2001 Plan              February 2001              1,750,000              500,000         10
          2002 Plan                June 2002                3,000,000            2,092,500         10
          2003 Plan                June 2003                2,400,000               50,000         10
                                                         ------------        -------------
                                                            8,932,500            3,961,200
                                                         ============        =============

Director's Compensation

Directors who are not employees of the Company receive an annual fee of $15,000 and a fee of $1,500 for each board of directors or committee meeting attended. In addition, we reimburse out-of-state directors for their cost of travel and lodging to attend such meetings. Each of our three independent directors, Carlos Campbell, Fassil Gabremariam and Myron Levy were issued in their capacity as directors 50,000 options to purchase shares of our common stock at $1.00, $1.00 and $1.06 per share, respectively.

Limitation on Liability of Officers and Directors

We have entered into indemnification agreements with each of our current officers and directors pursuant to which we have agreed, among other things, to indemnify these officers and directors to the fullest extent permitted by New York law.

Compensation Committee Interlocks and Insider Participation

During fiscal 2003, our Compensation Committee consisted of Messrs. Campbell, Gabremariam and Levy. None of these persons were officers or employees during fiscal 2003.

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

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The compensation of our executive officers is generally determined by the Compensation Committee of our Board of Directors, subject to applicable employment agreements. The following report with respect to certain compensation paid or awarded to our executive officers during fiscal 2003 is furnished by the directors who comprised the Compensation Committee during fiscal 2003.


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

On June 26, 2003, the Company issued shares of common stock to Walter M. Groteke, Walter R. Groteke, Peter C. Castle and Scott E. Foote of 675,000, 325,000, 325,000 and 75,000, respectively.

Additionally, on December 20, 2002 the Company issued 100,000 and 75,000 options to acquire common stock to Scott E. Foote and Leonard M. Luttinger, respectively. On March 25, 2003, the Company issued 500,000, 250,000 and 250,000 options to acquire common stock to Walter M. Groteke, Walter R. Groteke and Peter C. Castle, respectively. The Compensation Committee believes that the issuances of stock and options was appropriate based on the substantial contribution made by recipients and the compensation levels of our competitors.

        Our Compensation Committee:

                Carlos Campbell, Chairman
                Fassil Gabremariam
                Myron Levy

Performance Chart

The following graph sets forth the cumulative total return to the Company's shareholders during the period indicated as well as an overall stock market index (S & P SmallCap 600 Index) and the Company's peer group index (S & P SmallCap 600 Systems Software Index):

                COMPARISON OF 52 MONTH CUMULATIVE TOTAL RETURN*
           AMONG NETWOLVES CORPORATION, THE S & P SMALLCAP 600 INDEX
               AND THE S & P SMALLCAP 600 SYSTEMS SOFTWARE INDEX

NETWOLVES CORP

                                                                              Cumulative Total Return
                                                        -----------------------------------------------------------------
                                                              3/99       6/99       6/00       6/01       6/02       6/03
NETWOLVES CORPORATION                                       100.00     182.00      80.50      26.24      11.92       8.64
S & P SMALLCAP 600                                          100.00     116.91     133.72     148.59     149.00     143.66
S & P SMALLCAP 600 SYSTEMS SOFTWARE                         100.00     142.14     202.86     176.94     103.47      95.29

*$100 invested on 3/1/99 in stock or on 2/28/99 in index-including reinvestment of dividends. Fiscal year ending June 30.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of shares of voting stock of the Company, as of October 24, 2003, of (i) each person known by the Company to beneficially own 5% or more of the shares of outstanding common stock, based solely on filings with the Securities and Exchange Commission, (ii) each of the Company's executive officers and directors and (iii) all of the Company's executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and investment and voting power is held by the persons named as owners.

Name and Address                                   Amount and Nature
Of Beneficial Owner                               of Shares Ownership               Percentage
-------------------                               -------------------               ----------
Triage Management LLC                                4,519,670  (1)                   21.1%
Pequot Capital Management, Inc.                      1,200,000  (2)                    6.9%
Stone House Capital Partners II LP                   1,000,000                         5.7%
Westbury (Bermuda) Ltd.                              1,000,000                         5.7%
Walter M. Groteke                                    2,153,064  (3)                   11.7%
Walter R. Groteke                                      950,000  (4)                     5.3%
Peter C. Castle                                        710,000  (5)                     4.0%
Scott Foote                                            108,333  (6)                      * %
Leonard Luttinger                                      185,000  (7)                     1.1%
Myron Levy                                             120,000  (8)                      * %
Carlos Campbell                                         50,000  (9)                      * %
Fassil Gabremariam                                      50,000  (10)                     * %
Executive officers and
  directors as a group (8 persons)                   4,326,397                          21.9%

* less than one percent (1%) unless otherwise indicated.

(1) The information as to beneficial ownership of securities by Triage Management LLC and its affiliates was obtained from its statement on
     Schedule 13D filed on September 18, 2003. Such statement included 535,300 shares of our common stock, 99,999 shares of our Series A Convertible Preferred Stock, 46,874 shares of our Series B Convertible Preferred Stock and 1,171,870 of our warrants.

(2) The information as to beneficial ownership of common stock by Pequot Capital Management, Inc. was obtained from its statement on Schedule 13G filed on February 14, 2003 with the Securities and Exchange Commission.

(3) Includes an option to purchase 450,000 shares of common stock at $5.00 per share, an option to purchase 400,000 shares of common stock at $4.00 per share, an option to purchase 500,000 shares of common stock at $1.20 per share and a warrant to purchase 200,000 shares of common stock at $1.63 per share.

(4) Includes an option to purchase 100,000 shares of common stock at $5.00 per share, an option to purchase 200,000 shares of common stock at $4.00 per share and a warrant to purchase 200,000 shares at $1.63 per share.

(5) Includes an option to purchase 40,000 shares of common stock at $5.00 per share, a warrant to purchase 65,000 shares of common stock at $12.00 per share, an option to purchase 75,000 shares of common stock at $5.00 per share and an option to purchase 200,000 shares at $4.00 per share.

(6) Includes an option to purchase 33,333 shares of common stock at $1.00 per share.

(7) Includes an option to purchase 160,000 shares of common stock at $6.00 per share and an option to purchase 25,000 shares of common stock at $1.00 per share.

(8) Includes a warrant issued to purchase 50,000 shares of common stock at $5.00 per share, an option to purchase 15,000 shares of common stock at $4.82 per share and an option to purchase 50,000 shares of common stock at $1.06 per share.

(9) Includes an option to purchase 50,000 shares of common stock at $1.00 per share.

(10) Includes an option to purchase 50,000 shares of common stock at $1.00 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 10, 2002, we received advances from four individuals, one of whom is our CEO and another who is a director, aggregating $600,000. All amounts have since been repaid. These advances, which were used to acquire Norstan Network Services, were non-interest bearing, due on demand and had no scheduled repayment terms.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of October 2003.

                                   NetWolves Corporation

                                By:     /s/ Walter M. Groteke
                                        ---------------------
                                        Walter M. Groteke
                                        Chairman of the Board, President
                                        and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 28, 2003 by the following persons in the capacities indicated:



/s/ Walter M. Groteke           Chairman of the Board and President
Walter M. Groteke               Chief Executive Officer

/s/ Walter R. Groteke           Vice President - Sales and Marketing
Walter R. Groteke               and Director

/s/ Peter C. Castle             Secretary and Treasurer
Peter C. Castle                 Principal Financial Officer and
                                Principal Accounting Officer

/s/ Carlos Campbell             Director
Carlos Campbell

------------------              Director
Fassil Gabremariam

/s/ Myron Levy                  Director
Myron Levy