Form 10-K/A
period 2003-06-30
NETWOLVES CORP
filed 2003-11-07
CIK 1084103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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
 (State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No __ X ___

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

As of October 24, 2003, the Registrant had outstanding 17,530,065 shares of Common Stock.

Documents incorporated by reference:    None

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                                   FORM 10-K

                               TABLE OF CONTENTS


PART I
   ITEM 1   Business                                                        1
   ITEM 2   Properties                                                     19
   ITEM 3   Legal Proceedings                                              20
   ITEM 4   Submission of Matters to a Vote of Security Holders            20

PART II
   ITEM 5   Market for Registrant's Common Equity and Related
              Stockholder Matters                                          21
   ITEM 6   Selected Financial Data                                        22
   ITEM 7   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          23
   ITEM 7a  Quantitative and Qualitative Disclosure About Market Risk      32
   ITEM 8   Financial Statements and Supplementary Data                    32
   ITEM 9   Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                     32
   ITEM 9a  Controls and Procedures                                        32



PART III
   ITEM 10 Directors and Executive Officers of the Registrant              34
   ITEM 11 Executive Compensation                                          35
   ITEM 12 Security Ownership of Certain Beneficial Owners and Management  40
   ITEM 13 Certain Relationships and Related Transactions                  41


PART IV
   ITEM 14 Exhibits, Financial Statements Schedules, and Reports on
             Form 8-K                                                      42

SIGNATURES                                                                 44

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


The third segment is the management and consulting segment in the automotive industry through our subsidiary, TSG Global Web, Inc. In January 1999, the Company entered into an agreement with Sales & Management Consulting, Inc. (d/b/a The Sullivan Group), a leading consulting organization serving the needs of the automobile aftermarket, convenience stores and oil industry. It owns a library of training modules and licenses service bay software, which it makes available to its customer base. Currently, The Sullivan Group operates as TSG Global Web, Inc. providing automotive service bay software to approximately 50 customers in the Minnesota. Management expects these operations to become increasingly non-material in the future and has no plans for growth.


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

Business Partners

     Our business partners include the following companies:

--   Sprint
--   MCI WorldCom
--   Broadwing Communications
--   BellSouth
--   SBC Communications
--   Qwest (subagent to Global Communications)
--   Covad
--   NCR

A major portion of our revenues during the year ended June 30, 2003 were derived from resales by NNSI of telecommunications services. We depend on two major suppliers - - Sprint and MCI, whom are both facilities based carriers (owner/operators of the infrastructure and equipment from which the telecommunications services are derived) for the telecommunications services NNSI provides to its customers. Although there are other sources of telecommunications services, other providers do not offer exactly the same types of services, coverage area or reliability of service. As a result, the loss of services from one or both of these suppliers could cause disruptions and delays to our customers, drain the resources of our personnel, cause a loss of customers or business volume, and substantially decrease our revenues.

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

We also seek to enter into agreements and partnerships with providers of services, software and hardware products that enhance the functionality of our product lines. This functionality is geared to enhance our security system's functionality and advance our entry into markets that include education, finance, medical, legal, petroleum, government, travel, hotel, entertainment and auto industries. Agreements and/or partnerships currently exist with two organizations. The first is for a content filtering application called "SmartFilter-TM" from Secure Computing Corporation. Content filtering is an application that blocks employees' ability to view undesirable web addresses on the Internet. The second agreement is for global logistics services with NCR Corporation. The scope of these services include installation and on-site repair services worldwide.

Additionally, the Company is considering agreements with companies that provide applications for Intrusive Detection and Protection and anti-virus detection and deletion.


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


Our engineering and development group is comprised of a core team of engineers who specialize in different areas of security and product development. NetWolves' team has experience in a variety of industries, including information security, designing networking protocols, building interfaces, designing databases, and computer telephony. Their expertise is used in the design of our core products and seeking enhanced functionality to meet future customer needs. As of October 31, 2003, our engineering and development group consists of 14 employees. We seek to recruit highly qualified employees and our ability to attract and retain such employees will be a principal factor in our success in achieving and maintaining a leading technological position.


Engineering and development expenses were approximately $1,596,000, $1,703,000 and $1,893,000 exclusive of capitalized software development costs of approximately $0, $73,000 and $116,000 for the years ended June 30, 2003, 2002 and 2001, respectively. We intend to increase our investment in product development and believe that our future product offerings will depend, in part, on our ability to develop, manufacture and market new products and enhancements to existing products on a cost- effective and timely basis.

Employees


As of October 31, 2003, we employed approximately 70 full-time employees (4 of which are covered by employment agreements). Approximately 13 of these employees are involved in engineering and development, 25 in sales and marketing, 7 in finance and 24 in general administration and operations. In addition, we have retained independent contractors on a consulting basis who support engineering and marketing functions. To date, we believe we have been successful in attracting and retaining skilled and motivated individuals. Our success will depend in large part upon our continued ability to attract and retain qualified employees. We have never experienced a work stoppage and our employees are not covered by a collective bargaining agreement. We believe that we have good relations with our employees.


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


We sustained  net losses of  $6,410,574,  $11,630,610  and  $20,631,492  for our
fiscal years ended June 30, 2003, 2002 and 2001, respectively. We continue to sustain losses during the current fiscal year, and we cannot guarantee that we will achieve profitability in the future. We recognized net operating revenues of $21,159,459, $738,748 and $1,425,138 for our fiscal years ended June 30,
2003, 2002 and 2001, respectively. Norstan Network Services, Inc. (NNSI), which we acquired in July 2002, had revenue of approximately $20,350,000 for the year ended June 30, 2003. Although this acquisition has increased our operating revenue on a consolidated basis, NNSI revenue has not been sufficient to offset expenses of our other operations. We expect to make substantial additional expenditures in order to develop the markets and distribution channels for our Internet security solutions business, expand support functions as we increase our marketing and sales efforts, and invest in continuing research and development. At the same time, because our Internet security solutions business is relatively new, we are subject to all the general risks inherent in, and the difficulties, complications, delays and expenses typically involved in growing a business. Consequently, we expect that operating losses may continue.


If we do not raise substantial additional capital in amounts sufficient to fund operating expenses, we may be forced to discontinue certain operations or may be unable to continue as a going concern.


In order to develop our Internet security solutions business to the point where it is generating operating profits and cash flows from operations, we require substantial funds. We believe that some of our requirements will be met by anticipated operating profits of NNSI and funds recently raised through equity offerings. Our exact requirements will depend, in part, on the magnitude of NNSI's operating profits, if any, and the level of orders received and products delivered under our agreements with General Electric and other third parties. We have successfully raised approximately $13,750,000 in net proceeds from equity offerings since July 1, 2002 through October 31, 2003, and intend to raise additional funds, if necessary, through private offerings of equity securities or through debt financing. However, no assurance can be given that proceeds from these offerings will satisfy all of our requirements. Even though we have raised enough capital to meet our anticipated requirements for the next 12 months, we cannot make assurances that we will be able to develop our business to the point of generating consolidated net operating profits and cash flows from operations. If funds from these sources are not sufficient to offset operating expenses, we plan to institute cost-saving measures that will not only reduce overhead, but also curtail operations in certain business segments. We cannot assure you that such measures, if implemented, will be sufficient to offset all of our operating expenses. If the capital we raise from sales of securities is not sufficient to fund the balance of our operating expenses after we implement these cost-cutting measures, there is substantial doubt that we will be able to continue as a going concern.

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

A major portion of our revenues during the year ended June 30, 2003 were derived from resales by NNSI of telecommunications services. We depend on two major suppliers - - Sprint and MCI, whom are both facilities based carriers (owner/operators of the infrastructure and equipment from which the telecommunications services are derived) for the telecommunications services NNSI provides to its customers. Although there are other sources of telecommunications services, other providers do not offer exactly the same types of services, coverage area or reliability of service. As a result, the loss of services from one or both of these suppliers could cause disruptions and delays to our customers, drain the resources of our personnel, cause a loss of customers or business volume, and substantially decrease our revenues.

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


The market price of our common stock, like the price of shares of technology companies generally, has been and may continue to be volatile. From January 1, 2001 through October 24, 2003, the closing bid price of our common stock has varied from a high of $6.00 to a low of $.50 per share, as reported on the Nasdaq SmallCap Market (the "SmallCap Market"). The closing price of our common stock on October 24, 2003 was $1.90. If our future operating results are below the expectations of stock market analysts and investors, our stock price may decline. Public announcement of our financial results and business developments may have a significant impact on the market price of our common stock. For example, each of the following could have the effect of temporarily or permanently reducing the market price of our common stock:


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


At October 31, 2003, 17,575,000 shares of our common stock were outstanding and approximately 15,521,000 shares are issuable upon conversion of outstanding preferred stock. Of these shares, approximately 10,075,000 shares are transferable without restriction under the Securities Act of 1933. Another
approximately   17,660,000  shares  are  eligible  for  resale  subject  to  the restrictions on volume, manner of sale and other conditions of Rule 144 promulgated under the Securities Act. A total of approximately 15,521,000 shares, including some of the shares eligible for resale under Rule 144, are subject to registration pursuant to currently exercisable registration rights. Approximately 14,241,000 shares are issuable upon exercise of outstanding stock options and warrants. Sales of large amounts of these shares in the public market could depress the market price of the common stock and impair our ability to raise capital through offerings of our equity securities. Resale of shares of common stock that may be received by holders of outstanding options and warrants or convertible preferred stock may also dilute substantially the net tangible book value of your shares of common stock.


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

                                                                                  CURRENT
                                                                                  ANNUAL
                                                          SQUARE      TERM OF     LEASE
 FUNCTION                       LOCATION                  FEET         LEASE      COSTS
 --------                       --------                  ------      -------     -------
NetWolves Corporation      4002 Eisenhower Blvd.          20,520      12/20/05   $467,000
- Corporate                Tampa, FL 33634
Headquarters

ComputerCOP Corp. -        One Corporate Drive             4,318      06/30/05   $102,000
Corporate                  Bohemia, NY  11716
Headquarters

Norstan Network            5101 Shady Oak Road             6,700      Month to   $ 92,000
Services, Inc. -           Minnetonka, MN 55343                       month
Corporate
Headquarters


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



ITEM 3. LEGAL PROCEEDINGS
None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A.   We held our Annual Meeting of Shareholders on June 9, 2003.

B. One director was elected at the Annual Meeting to serve in Class III until the Annual Meeting of Shareholders in 2005. The name of this director and votes cast in favor of his election and shares withheld are as follows:

        Name                       Votes For               Votes Withheld
        ----                       ---------               --------------
        Carlos Campbell            10,290,483                  34,460


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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Our common stock has been traded on the Nasdaq SmallCap Market under the symbol "WOLV." since April 2000. The following table sets forth, for the calendar periods indicated, the high and low closing sales prices for the common stock as reported by the Nasdaq SmallCap Market for the fiscal quarters indicated:

                                        Fiscal 2003             Fiscal 2002
                                        -----------             -----------
Quarter                                High      Low          High        Low
------                                 ----      ---          ----        ---
First                                 $1.650   $1.100        $3.800     $1.890
Second                                 1.100    0.500         4.050      2.190
Third                                  1.500    0.900         4.150      2.000
Fourth                                 1.650    1.050         2.450      1.120


As of October 24, 2003, there were approximately 157 holders of record of the common stock. On October 24, 2003, the closing sales price of NetWolves common stock was $1.90 per share.

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

The transfer agent and registrar of NetWolves' Common Stock is American Stock Transfer and Trust Co., 40 Wall Street, New York, New York 10005.

Recent Sales of Unregistered Securities


We sold the following unregistered restricted securities in reliance on the exemptions provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act as transactions not involving public offerings.

In July 2002, we commenced a private placement of our Series A Convertible Preferred Stock. We sold 269,462 shares to 32 purchasers and received $4,041,972 as a result of the offering. In connection with the issuance, (i) each shareholder represented to the Company that he was either an accredited investor, as that term is defined in Regulation D promulgated under the Securities Act, and/or that he and such other persons as he found it necessary or advisable to consult, have sufficient knowledge and experience in business and financial matters to evaluate the risks of the investment and to make an informed investment decision with respect thereto; (ii) each shareholder represented that the securities acquired cannot be sold without registration under the Securities Act, except in reliance upon an exemption therefrom and
(iii) the Company did not engage in any general solicitation or advertisement for the issuance. The shareholders further represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the stock certificates issued in such transaction. Each shareholder had adequate access to sufficient information about the Company to make an informed investment decision. The issuance and sale of these securities were made in reliance on the exemption provided by Section 4(2) of the Securities Act, as a transaction not involving any public offering.

In December 2003, we commenced a private placement of our Series B Convertible Preferred Stock. We sold 290,663 shares to 63 purchasers and received $4,650,500 as a result of the offering. In connection with the issuance, (i) each shareholder represented to the Company that he was either an accredited investor, as that term is defined in Regulation D promulgated under the Securities Act, and/or that he and such other persons as he found it necessary or advisable to consult, have sufficient knowledge and experience in business and financial matters to evaluate the risks of the investment and to make an informed investment decision with respect thereto; (ii) each shareholder represented that the securities acquired cannot be sold without registration under the Securities Act, except in reliance upon an exemption therefrom and
(iii) the Company did not engage in any general solicitation or advertisement for the issuance. The shareholders further represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the stock certificates issued in such transaction. Each shareholder had adequate access to sufficient information about the Company to make an informed investment decision. The issuance and sale of these securities were made in reliance on the exemption provided by Section 4(2) of the Securities Act, as a transaction not involving any public offering.

In July 2003, we commenced a private placement of our Series C Convertible Preferred Stock. We sold 85,210 shares to approximately 50 purchasers and received $5,112,600 as a result of the offering. In connection with the issuance, (i) each shareholder represented to the Company that he was either an accredited investor, as that term is defined in Regulation D promulgated under the Securities Act, and/or that he and such other persons as he found it necessary or advisable to consult, have sufficient knowledge and experience in business and financial matters to evaluate the risks of the investment and to make an informed investment decision with respect thereto; (ii) each shareholder represented that the securities acquired cannot be sold without registration under the Securities Act, except in reliance upon an exemption therefrom and
(iii) the Company did not engage in any general solicitation or advertisement for the issuance. The shareholders further represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the stock certificates issued in such transaction. Each shareholder had adequate access to sufficient information about the Company to make an informed investment decision. The issuance and sale of these securities were made in reliance on the exemption provided by Section 4(2) of the Securities Act, as a transaction not involving any public offering.


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

                                                         Year ended June 30,
                                     ------------------------------------------------------------
                                     2003          2002          2001          2000          1999
                                     ----          ----          ----          ----          ----
Consolidated Statements of
Operations Data:
  Revenue                      $ 21,159,459    $   738,748    $ 1,425,138   $ 1,423,690   $ 1,789,144
  Cost of revenue                14,036,044        757,697      1,345,120       959,039       582,724
                               ------------   ------------    ------------  ------------ ------------
  Gross profit                    7,123,415        (18,949)        80,018       464,651     1,206,420
  Operating expenses             13,695,570     10,647,123     15,982,067    24,281,166     8,666,381
                               ------------   ------------    ------------  ------------ ------------
  Loss before other income
   (expense) and income taxes    (6,572,155)   (10,666,072)   (15,902,049)  (23,816,515)   (7,459,961)

  Investment expense, net           189,634         79,576        650,003       611,746        58,884
  Gain on extinguishment of debt   (716,014)          -              -             -             -
  Other expense (income)            118,402          9,160         (3,545)       68,012       478,063
                               ------------   ------------    ------------  ------------ ------------
  Loss before income taxes      (6,164,177)    (10,577,336)   (15,255,591)  (23,136,757)   (6,923,014)
  (Provision for) benefit
    from income taxes             (129,300)           -              -          (25,000)         -
                               ------------   ------------    ------------  ------------ ------------
Net loss from continuing
  operations                    (6,293,477)    (10,577,336)   (15,255,591)  (23,161,757)   (6,923,014)

Discontinued business
  Loss from discontinued
   operations                        -               -         (4,725,901)   (1,165,191)         -
  Loss on disposal of
   discontinued operations        (117,097)     (1,053,274)      (650,000)         -             -
                               ------------   ------------    ------------  ------------ ------------
Net loss                       $(6,410,574)   $(11,630,610)  $(20,631,492) $(24,326,948)  $(6,923,014)
                               ============   ============    ============  ============ ============
Basic and diluted net loss
  per share
  Beneficial conversion on
   preferred stock                (138,882)          -               -             -             -
  Dividends on preferred stock    (453,179)          -               -             -             -
                               ------------   ------------    ------------  ------------ ------------
Net loss from continuing
  operations                    (7,002,635)    (11,630,610)   (20,631,492)  (24,326,948)   (6,923,014)
                               ============   ============    ============  ============ ============
Basic and diluted net loss
  per share
  Loss from continuing
   operations                 $       (.53)   $      (0.90)  $      (1.74) $      (3.29)  $     (1.48)
Loss from discontinued
  operations                          (.01)          (0.09)          (.61)         (.17)         -
                               ------------   ------------    ------------  ------------ ------------
                              $       (.54)    $     (0.99)  $      (2.35) $      (3.46)  $     (1.48)
                               ============   ============    ============  ============ ============
   Weighted average common
   shares Outstanding, basic
   and diluted                  12,929,559      11,756,220      8,776,928     7,034,994     4,691,651
                               ============   ============    ============  ============ ============

                                                         Year ended June 30,
                                     ------------------------------------------------------------
                                     2003          2002          2001          2000          1999
                                     ----          ----          ----          ----          ----
Consolidated Balance Sheet Data:
  Cash and cash equivalents   $  1,336,191     $   656,880    $ 4,087,767   $ 20,204,309  $ 5,585,981
  Marketable securities,
   available for sale                 -             82,250         71,000         99,500      606,000
  Working capital               (1,256,993)      1,110,257      3,794,438     19,459,099    5,799,246
  Total assets                  11,328,337       3,224,454      6,860,444     25,543,130   12,811,934
  Long-term debt, net
    of current maturities             -               -            80,000        418,102      266,537
  Minority interest                275,734         272,533        281,693        305,761      704,500
  Total shareholders' equity     5,457,201       1,493,868      4,662,230     22,807,629   11,099,802



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

General and administrative

General and administrative expenses consist primarily of salaries and related expenses for executive, finance, facilities and human resources personnel, recruiting expenses and professional fees. General and administrative expenses increased to $8,847,462 in Fiscal 2003 compared to $6,442,954 in Fiscal 2002. The increase was primarily the result of the inclusion of the results of Norstan

Network Services, Inc., totaling $2,846,529 for the period commencing July 9, 2002 through June 30, 2003 and a net increase in equity compensation of consultants and executive management of approximately $727,000. This was partially offset by a reduction of costs related to a settlement expense and staff reductions of approximately $487,500 and $325,000 respectively, compared to the prior period. Included in general and administrative expense for fiscal 2003 and 2002 was non-cash compensation of approximately $2,115,000 and $1,388,000, respectively. We expect general and administrative costs to increase in absolute dollars in the future.


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

Quarterly Results

The following table presents certain unaudited quarterly results for the last eight quarters:

                                                                     Three months ended
                         -------------------------------------------------------------------------------------------
                         Sep 30,       Dec 31,       Mar 31,      Jun 30,      Sep 30,         Dec 31,       Mar 31,     Jun 30,
                          2001          2001          2002         2002          2002           2002          2003         2003
                         -------       -------      --------      -------      -------         -------       -------     -------
Revenue                $  187,425   $  188,234    $  183,556    $  179,533     $4,824,750    $5,260,237    $5,510,443   $5,564,029
Cost of revenue           158,018      137,481       125,260       279,639      3,215,665     3,514,786     3,625,610    3,679,983
                       ----------   ----------    ----------    ----------     ----------    ----------    ----------   ----------
Gross profit (1)           29,407       50,753        58,296     (100,106)      1,609,085     1,745,451     1,884,833    1,884,046
Operating expenses      3,155,942    2,430,376     2,689,172     2,428,932      2,839,598     3,123,646     2,747,237    4,985,089
Other income
(expense), net             44,896       19,289        12,741        11,810      (175,194)      (61,674)       630,342    (114,796)
                       ----------   ----------    ----------    ----------     ----------    ----------    ----------   ----------
Loss from continuing
   operations          (3,081,639)  (2,360,334)   (2,618,135)   (2,517,228)    (1,405,707)   (1,439,869)    (232,062)   (3,215,839)
Loss on disposal of
   discontinued
   operations                   -     (470,000)     (265,534)     (317,740)      (117,707)             -             -            -
                       ----------   ----------    ----------    ----------     ----------    ----------    ----------   ----------
Net loss(2)           $(3,081,639) $(2,830,334)  $(2,883,669)  $(2,834,968)   $(1,522,804)  $(1,439,869)  $ (232,062)  $(3,215,839)
                       ==========   ===========   ==========    ==========     ==========    ==========    ==========   ==========
Basic and diluted
   loss per share:
Net loss              $(3,081,639) $(2,830,334)  $(2,883,669)  $(2,834,968)   $(1,522,804)  $(1,439,869)  $(232,062)   $(3,215,839)
Beneficial conversion
   on preferred stock           -            -             -             -              -        (35,379)   (103,293)          (210)
Dividends on
   preferred stock              -            -             -             -         (57,133)      (85,689)   (134,858)      (175,499)
                       ----------   ----------    ----------    ----------     ----------    ----------    ----------   ----------
Net loss available to
   common shareholders $(3,081,639)$(2,830,334)  $(2,883,669)  $(2,834,968)   $(1,579,937)  $(1,560,937)  $(470,213)   $(3,391,548)
                       ==========   ===========  ===========    ==========     ==========    ==========    ==========   ==========
Loss from continuing
   operations          $     (.30)  $    (.20)    $      (.21)  $      (.20)   $      (.12)  $      (.12)  $    (.04)   $      (.25)
                       ==========   ===========   ===========    ==========     ==========    ==========    ==========   ==========
Loss from
   discontinued
   operations          $         -  $    (.04)    $      (.02)  $      (.03)   $      (.01)  $         -   $        -   $        -
                       ==========   ===========   ===========    ==========     ==========    ==========    ==========   ==========
Weighted average
   common shares
   outstanding, basic
   and diluted          10,439,135   11,520,765    12,490,132    12,599,976     12,607,119    12,607,119    12,662,202   13,446,838

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

Contractual obligations, commitments, contingent liabilities and off-balance sheet items

The following table presents, at June 30, 2003, the Company's significant fixed and determinable contractual obligations by payment date.

                                                        Payments Due by Period

Contractual Obligations          Total        Less than 1 year     1-3 years     4-5 years     After 5 years
-----------------------          -----        ----------------     ---------     ---------     -------------
Long Term Debt                $   120,000         $  120,000      $   -           $ -            $ -
Operating Leases              $ 1,534,617         $  634,767      $   893,973      $5,877        $ -
Telecommunication
Purchase Commitments          $19,250,000         $8,850,000      $10,400,000     $ -            $ -


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

Carlos Campbell has been a director of the Company since January 2003. He is the Chairman of our Compensation Committee and is a member of our Audit Committee. Mr. Campbell currently operates a consulting business in Reston, Virginia and serves on the Board of Directors for Resource America, Inc. and Pico Holdings, Inc., both listed companies. He also serves on the Board of Directors for Dominion bank, Graphic Scanning, Inc., both NYSE companies, Cataract, Inc., Computer Dynamics, Inc., SENSYS, Inc. and numerous other corporations. In 1981, Mr. Campbell was appointed by President Ronald Reagan as the Assistant Secretary of Commerce for Economic Development with the U.S. Department of Commerce. He served as the White House Urban Policy Task Force and the President's Counsel on Integrity and Efficiency, and as a Member of the U.S. Department of the Treasury Task Force on Debt Management. He led numerous Trade Delegations and participated in forums in Europe, Africa, the Caribbean and South America. He also held positions as the alternate U.S. Executive Director, Inter- American Development Bank, Special Assistant, U.S. Department of Housing and Urban Development, and Deputy Assistant Administrator for Resources Development,
American Bicentennial Administration. He also served with the Defense Intelligence Agency Headquarters in Washington, D.C.

Fassil Gabremariam has been a director of the Company since January 2003 and is a member of the Audit and Compensation Committees. Prior to joining us, Mr. Gabremariam served as Vice President of Finance with GTE Corporation for 25 years both in domestic and international assignments including manufacturing, auditing, information and technology and telecommunication services. Mr. Gabremariam is a highly respected member of the Tampa Bay community. In 1994 he was appointed Commissioner of the Tampa Bay Port Authority and was re-appointed in 1999 by Governor Jeb Bush where he served until 2001. He has served on several prestigious boards including the Technology Board of Enterprise Florida, the Merchants Association, the University Community Hospital and the United Way. Mr. Gabremariam is also a member of the Board of Trustees of the University of Tampa, the Council on Foreign Relations and the Society of International Business Fellows. In October 2002, he was appointed by the Federal Reserve in Washington D.C. to a three-year term as Board Member of the Jacksonville branch of the Federal Reserve representing north central Florida.

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

Annual compensation

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

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table provides information regarding value realized from options exercised during fiscal 2003 and unexercised options held as of June 30, 2003 by our Chief Executive Officer and the other executive officers whose compensation exceeded $100,000 in fiscal 2003. The value of unexercised in- the-money options is calculated at June 30, 2003.



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

Additionally, on December 20, 2002 the Company issued 100,000 and 75,000 options to acquire common stock to Scott E. Foote and Leonard M. Luttinger, respectively. On March 25, 2003, the Company issued 500,000, 250,000 and 250,000 options to acquire common stock to Walter M. Groteke, Walter R. Groteke and Peter C. Castle, respectively. The Compensation Committee believes that the issuances of stock and options was appropriate based on the substantial contributions made by the recipients and the compensation levels of our competitors.

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


(1) The information as to beneficial ownership of common stock by Pequot Capital Management, Inc. was obtained from its statement on Schedule 13G filed on February 14, 2003 with the Securities and Exchange Commission.

(2) The information as to beneficial ownership of securities by Triage Management LLC and its affiliates was obtained from its statement on
     Schedule 13D filed on September 18, 2003. Such statement included 535,300 shares of our common stock, 99,999 shares of our Series A Convertible Preferred Stock, 46,874 shares of our Series B Convertible Preferred Stock and 1,171,870 of our warrants.

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

(b)  Reports on Form 8-K

None.


(c)  Exhibits

3.1     Certificate of Incorporation, as amended ******
3.2     By-Laws. *
4.1     Specimen common stock certificate.*
4.2     Form of warrant to investment banking firm. *
4.3     Form of warrant to employees.*
10.1 Agreement between The Sullivan Group and NetWolves Corporation dated January 5, 1999.*
10.2 Warrant Agreement between NetWolves Corporation and Walter M. Groteke dated June 17, 1998.*
10.3    1998 Stock Option Plan*
10.4    2000 Stock Option Plan **
10.5    2001 Stock Option Plan ***
10.6    2002 Stock Option Plan *****
10.7    2003 Stock Option/Stock Issuance Plan.
10.8    Form of Indemnification Agreement*
10.9 Employment Agreement between NetWolves Corporation and Walter M. Groteke dated October 1, 2000. ***
10.10 Employment Agreement between NetWolves Corporation and Walter R. Groteke dated October 1, 2000. ****
10.11 Employment Agreement between NetWolves Corporation and Peter C. Castle dated October 1, 2000. ****
10.12 Agreement of Lease between Registrant and Fortunato Development, Inc. dated April 18, 2000.******
10.13 Office Lease Agreement between Registrant and BRST Fountain Square L.L.C. dated September 29, 2000. ******
10.14 Service Agreement between Netwolves Network Services, Inc. and Swift Transportation Co. dated June 23, 2003.
10.15   Sprint Wholesale Services Date and Private Line Agreement between
        Sprint Communications Company LP and Norstan Network Services dated August 27, 2002.
10.16 Wholesale Solutions Switched Services Agreement between Sprint Communications Company, LP and Norstan Network Services dated
        August 27, 2002.
10.17   Telecommunications Services Agreement between Worldcom Network
        Services, Inc. and Norstan Network Services, Inc. dated March 2, 2000.
22      Subsidiaries of the Registrant


                                         State of        Percentage owned
Name                                  Incorporation         by Company
----                                  -------------      ----------------

ComputerCOP Corp.                       New York              100%
NetWolves Technologies Corporation      New York              100%
NNS, Inc.                               Delaware              100%
Norstan Network Services, Inc.          Minnesota             100%
TSG Global Education, Inc.              Delaware               97%

23.1  Consent of Ernst & Young LLP *******
31 CEO and CFO Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 CEO and CFO Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
-------------------------------------------------------------------------
* Previously filed as exhibits to Report on Form 10, as amended.

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

****** Previously filed as an exhibit to Amendment No. 1 to Registration Statement on Form S-3/A File No. 333-100734.

******* Previously filed as an exhibit to Report on Form 10-K for the fiscal year ended June 30, 2003.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of November 2003.

                                        NetWolves Corporation

                                        By:  /s/ Walter M. Groteke
                                             Walter M. Groteke
                                             Chairman of the Board, President
                                             and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 6, 2003 by the following persons in the capacities indicated:



/s/ Walter M. Groteke                   Chairman of the Board and President
Walter M. Groteke                       Chief Executive Officer

_______________________                 Vice President - Sales and Marketing
Walter R. Groteke                       and Director

/s/ Peter C. Castle                     Secretary and Treasurer
Peter C. Castle                         Principal Financial Officer and
                                        Principal Accounting Officer

/s/ Carlos Campbell                     Director
Carlos Campbell

________________________                Director
Fassil Gabremariam

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