Form 10QSB
period 2003-09-30
NETWOLVES CORP
filed 2003-11-14
CIK 1084103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2003
                                              ------------------
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

                             Yes    X        No
                                   ---

Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

                                                 NUMBER OF SHARES OUTSTANDING ON
              TITLE OF CLASS                          November 11, 2003
----------------------------------------         -------------------------------


Common Stock, $.0033 par value                            17,575,065
                                                     -------------------

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                          FORM 10-Q SEPTEMBER 30, 2003

                                     INDEX


PART I - FINANCIAL INFORMATION


      ITEM 1 - FINANCIAL STATEMENTS

      CONDENSED CONSOLIDATED BALANCE SHEETS
           September 30, 2003 (unaudited) and June 30, 2003 ..............1 - 2

      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           For the three months ended September 30, 2003 (unaudited)
             and September 30, 2002 (unaudited) ..........................3 - 4

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the three months ended September 30, 2003 (unaudited)
             and September 30, 2002 (unaudited) ..........................5 - 6

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ...............7 - 11

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS ....................12 - 15

      ITEM 3 - CONTROLS AND PROCEDURES ..................................     15


PART II - OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS ........................................     16

      ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS ................     16

      ITEM 3 - DEFAULTS UPON SENIOR SECURITIES ..........................     16

      ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ......     16
      ITEM 5 - OTHER INFORMATION ........................................     16

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K .........................     16

SIGNATURES  .............................................................     17

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   September 30,           June 30,
                                                                                      2003                  2003
                                                                                ------------------    ------------------
                                                                                   (Unaudited)
ASSETS

Current assets
     Cash and cash equivalents                                                  $        5,332,194    $        1,336,191
     Restricted cash                                                                        25,371               297,701
     Accounts receivable, net                                                            2,661,491             2,254,790
     Inventories                                                                           117,290                89,598
     Prepaid expenses                                                                       92,549               172,002
     Other current assets                                                                   10,493                 8,241
                                                                                ------------------    ------------------
         Total current assets                                                            8,239,388             4,158,523

Property and equipment, net                                                                528,087               578,192

Internally developed software, net                                                          38,598                50,572

Identifiable intangible assets
Patent                                                                                      47,649                47,649
Licenses                                                                                   203,000               203,000
Contractual customer relationships, net                                                  1,837,477             1,959,277
Computer billing software, net                                                             709,043               756,043
                                                                                ------------------    ------------------
         Total identifiable intangible assets                                            2,797,169             2,965,969

Goodwill                                                                                 3,515,698             3,515,698

Other assets                                                                                59,963                59,383
                                                                                ------------------    ------------------
                                                                                $       15,178,903    $       11,328,337
                                                                                ==================    ==================


The accompanying notes to the financial statements are an integral part of these condensed consolidated balance sheets.


                     NETWOLVES CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS


(continued)                                                                        September 30,           June 30,
                                                                                       2003                  2003
                                                                                ------------------    ------------------
                                                                                    (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued expenses                                       $        4,647,532    $        4,613,252
    Accrued losses of discontinued operations                                              108,987               108,639
    Deferred revenue                                                                       159,248               423,625
    Advances from related parties                                                             -                  150,000
    Note payable                                                                           120,000               120,000
                                                                                ------------------    ------------------
       Total current liabilities                                                         5,035,767             5,415,516

Deferred revenue                                                                            45,667                51,000

Accrued losses of discontinued operations                                                  101,827               128,886
                                                                                ------------------    ------------------
         Total liabilities                                                               5,183,261             5,595,402
                                                                                ------------------    ------------------
Minority interest                                                                          275,427               275,734
                                                                                ------------------    ------------------
Commitment and contingencies

Shareholders' equity
    Series A Preferred stock, $.0033 par value; $8,844,566 liquidation preference; 1,000,000 shares authorized on September 30, 2003 and
      June 30, 2003, respectively; 250,796 and 269,462 shares issued and
      outstanding on September 30, 2003 and June 30, 2003, respectively                  2,613,315             2,819,876
    Series B Preferred stock, $.0033 par value; $9,801,250 liquidation preference; 500,000 shares authorized on September 30, 2003 and June
      30, 2003; 290,963 shares issued and outstanding on September 30, 2003
      and June 30, 2003                                                                 3,055,770             3,055,770
    Series C Preferred stock, $.0033 par value; $4,703,982 liquidation preference; 100,000 shares authorized on September 30, 2003 and June
      30, 2003; 77,479 and 2,850 shares issued and outstanding on September
      30, 2003 and June 30, 2003, respectively                                          3,264,108               135,701
    Preferred stock, $.0033 par value; 400,000 shares authorized on
      September 30, 2003 and June 30, 2003; no shares issued and
      outstanding on September 30, 2003 and June 30, 2003                                    -                     -
    Common stock, $.0033 par value; 50,000,000 shares authorized on
      September 30, 2003 and June 30, 2003; 17,397,107 and 15,847,119
      shares issued and outstanding on September 30, 2003 and June 30,
      2003, respectively                                                                   57,411                52,296
     Additional paid-in capital                                                        73,219,584            69,520,368
     Unamortized value of equity compensation                                          (1,543,522)             (104,758)
     Accumulated deficit                                                              (70,946,451)          (70,022,052)
                                                                                ------------------    ------------------

       Total shareholders' equity                                                      9,720,215             5,457,201
                                                                                ------------------    ------------------
                                                                                $     15,178,903      $     11,328,337
                                                                                ==================    ==================

The accompanying notes to the financial statements are an integral part of these condensed consolidated balance sheets.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                 For the three months ended
                                                                      September  30,
                                                             ----------------------------------
                                                                   2003                2002
                                                             -----------------  ---------------
 Revenue
    Technology                                               $         567,946  $       187,696
    Network Services                                                 5,433,600        4,637,054
                                                             -----------------  ---------------
                                                                     6,001,546        4,824,750
                                                             -----------------  ---------------
 Cost of revenue
    Technology                                                         361,394          109,897
    Network Services                                                 3,597,017        3,105,768
                                                             -----------------  ---------------
                                                                     3,958,411        3,215,665
                                                             -----------------  ---------------
 Gross profit                                                        2,043,135        1,609,085
                                                             -----------------  ---------------
Operating expenses
    General and administrative                                       1,769,263        1,704,271
    Engineering and development                                        253,399          448,974
    Sales and marketing                                                914,570          686,353
                                                             -----------------  ---------------
                                                                     2,937,232        2,839,598
                                                             -----------------  ---------------
 Loss before other income (expense)                                   (894,097)      (1,230,513)

 Other income (expense)
    Investment income                                                    1,391            1,546

    Realized loss on sale of marketable securities                        -            (115,201)
    Minority interest                                                      307              229
    Interest expense                                                      -             (61,768)
                                                             -----------------  ---------------
Loss before income taxes                                              (892,399)      (1,405,707)
Provision for income taxes
                                                                        32,000           -
                                                             -----------------  ---------------
Net loss from continuing operations                                   (924,399)      (1,405,707)

 Discontinued business
    Loss on disposal of discontinued operations
                                                                          -             117,097
                                                             -----------------  ---------------
 Net loss                                                    $        (924,399) $    (1,522,804)
                                                             =================  ===============

The accompanying notes to the financial statements are an integral part of these condensed consolidated statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                                                                 For the three months ended
                                                                      September  30,
 (continued)                                                 ----------------------------------
                                                                   2003                2002
                                                             -----------------  ---------------
 Basic and diluted net loss per share

 Net loss                                                    $        (924,399) $    (1,522,804)

    Beneficial conversion on preferred stock                           (80,717)            -
    Dividends on preferred stock                                      (200,012)         (57,133)
                                                             -----------------   ---------------
Net loss available to common shareholders                    $      (1,205,128)  $   (1,579,937)
                                                             =================   ===============

Basic and diluted net loss per share

    Loss from continuing operations                          $            (.08)  $         (.12)
    Loss from discontinued operations                                       -              (.01)
                                                             -----------------  ---------------
                                                             $            (.08)  $         (.13)
                                                             -----------------  ---------------
 Weighted average common shares
    outstanding, basic and diluted                                  15,996,335       12,607,119
                                                             -----------------  ---------------

The accompanying notes to the financial statements are an integral part of these condensed consolidated statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                For the three months ended
                                                                                      September 30,
                                                                          -----------------------------------------
                                                                                   2003                  2002
                                                                          --------------------  -------------------
Cash flows from operating activities
     Net loss                                                             $           (924,399) $       (1,522,804)
     Adjustments to reconcile net loss to net cash used in operating activities
            Depreciation                                                                56,285              57,198
           Amortization                                                                180,774             167,855
           Non-cash charge to operations with respect to
                stock and warrants issued for services and amortization
           of previously issued warrants                                               272,585                -
           Minority interest                                                              (307)               (229)
           Loss on sale of marketable securities                                          -                115,201
           Amortization of imputed interest                                               -                 61,768
           Loss on disposal of property and equipment                                     -                  2,634

     Changes in operating assets and liabilities
       Restricted cash                                                                 272,330              71,713
       Accounts receivable                                                            (406,701)         (1,164,799)
       Inventories                                                                     (27,692)              1,030
       Prepaid expenses                                                                 79,453              67,510
       Other current assets                                                             (2,252)             60,163
       Accounts payable and accrued expenses                                          (165,732)            695,257
       Accrued loss on disposal of discontinued operations                             (26,711)            (68,963)
       Deferred revenue                                                               (269,710)            177,148
       Due to Norstan, Inc.                                                               -              1,068,044
                                                                          --------------------  -------------------
         Net cash used in operating activities
                                                                                      (962,077)           (211,274)
                                                                          --------------------  -------------------
Cash flows from investing activities
     Proceeds from sale of marketable securities                                          -                 79,954
     Payment to purchase Norstan Network Services, Inc.                                   -             (3,350,000)
     Acquisition costs paid                                                               -                 (72,000)
     Patent costs paid                                                                    -                  (1,497)
     Payments for security deposits                                                      (580)                 -
     Purchases of property and equipment
                                                                                       (6,180)              (20,397)
                                                                          --------------------  -------------------
       Net cash used in investing activities                                          $(6,760)          $(3,363,940)
                                                                          --------------------  -------------------

The accompanying notes to the financial statements are an integral part of these condensed consolidated statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                For the three months ended
(continued)                                                                            September 30,
                                                                          -----------------------------------------
                                                                                   2003                  2002
                                                                          --------------------  -------------------
Cash flows from financing activities

     Cash proceeds from private sale of preferred stock and warrants      $         4,477,600    $        3,936,972

     Cash proceeds from private sale of common stock and warrants                   1,200,000                  -
     Financing costs paid
                                                                                     (562,760)             (270,533)
     Advances from related parties
                                                                                         -                  600,000
     Repayment of advances from related parties                                      (150,000)             (100,000)
                                                                          --------------------  -------------------
       Net cash provided by financing activities
                                                                                    4,964,840             4,166,439
                                                                          --------------------  -------------------
Net increase in cash and cash equivalents
                                                                                    3,996,003               591,225

Cash and cash equivalents, beginning of period
                                                                                    1,336,191               656,880
                                                                          --------------------  -------------------
Cash and cash equivalents, end of period                                  $         5,332,194   $         1,248,105
                                                                          ====================  ===================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Purchase acquisition
     Accounts receivable, net                                             $               -     $         1,870,086
     Due from Norstan, Inc.                                                               -                 846,474
     Other receivable                                                                     -                  65,519
     Property and equipment                                                               -                  56,300
     Software                                                                             -                 940,000
     Intangibles                                                                          -               2,639,000
     Goodwill                                                                             -               3,515,698
     Accounts payable and accrued expenses                                                -              (1,713,771)
     Deferred revenue                                                                     -                (413,956)
     Note payable to Norstan, Inc.                                                        -              (3,479,850)
     Acquisition costs                                                                    -                (575,500)
                                                                                          -                (400,000)
                                                                          --------------------  -------------------
                                                                          $               -     $         3,350,000
                                                                          ====================  ===================

Dividends on preferred stock                                              $           200,012   $            57,133
                                                                          ====================  ===================

The accompanying notes to the financial statements are an integral part of these condensed consolidated statements.

                    NETWOLVES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                 THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

1    Interim financial information

     The summary financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. These financial statements, including the condensed consolidated balance sheet as of June 30, 2003, which has been derived from audited financial statements, are presented in accordance with the requirements of Form 10-QSB and consequently may not include all disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-K. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003. The results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

2    The Company

     The condensed consolidated financial statements include the accounts of NetWolves Corporation and its subsidiaries, NetWolves Technologies Corporation ("NWT"), Norstan Network Services, Inc. ("NNSI") and its majority owned TSG Global Education Web, Inc. ("TSG") (collectively "NetWolves" or the "Company").

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

3    Significant accounting policies

     Basic and diluted net loss per share

     The diluted loss per share does not include the impact of potential shares to be issued upon exercise of convertible preferred stock, options and warrants aggregating approximately 29.5 million and 12.4 million at September 30, 2003 and 2002, respectively, because the Company had a net loss from operations and, therefore, the effect would be antidilutive.

     Reclassifications

     Certain reclassifications have been made to the condensed consolidated financial statements shown for the prior periods in order to have them conform to the current period's classifications.

     Stock-based compensation

     SFAS  123,   "Accounting   for  Stock-Based   Compensation"   ("SFAS  123")
     establishes a fair value- based method of accounting for stock based compensation plans. The Company has chosen to adopt the disclosure requirements of SFAS 123 and SFAS 148, "Accounting for Stock-Based Compensation Transition and Disclosure" ("SFAS 148") and continue to record stock compensation for its employees and outside directors using the

                   NETWOLVES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                 THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002



3    Significant accounting policies (continued)

     intrinsic value method prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, charges are made to operations in accounting for stock options granted to employees and outside directors when the option exercise prices are below the fair market value of the common stock at the measurement date.

     If the Company had elected to recognize compensation expense based upon the fair value at the date of grant consistent with the methodology prescribed by SFAS No. 123 and No. SFAS 148, the effect on the Company's net loss and net loss per share would be as follows:

                                                                                    For the three months
                                                                                    ended September 30,
                                                                                    --------------------

                                                                                  2003                  2002
                                                                          -------------------   -----------------
Net loss available to common shareholders, as reported                    $      (1,205,128)    $      (1,579,937)

Add: Total stock based employee compensation expense included in
  reported net loss, net of related tax effects                                        -                      -

Deduct:  Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax
  effects                                                                          (229,164)             (110,198)
                                                                          -----------------     -----------------
Pro forma net loss                                                        $      (1,434,292)    $      (1,690,135)
                                                                          ==================    ==================
Basic and diluted net loss per share
         As reported                                                      $           (.08)     $           (.13)
         Pro forma                                                        $           (.09)     $           (.13)


     Equity issuances to non-employees in exchange for services are charged to operations over the period the services are provided using the fair value method on the measurement date. The costs associated with issuances of fixed awards with pro rata vesting are revalued at the respective vesting dates and expensed in the respective condensed consolidated statement of operations as the services are provided.

4    Related party transactions

     During the three months ended September 30, 2003, the Company paid approximately $34,000 for legal services to law firms in which an employee/stockholder is affiliated.

5    Shareholders' equity

     Preferred stock

     The Company amended its Certificate of Incorporation, as authorized by its Board of Directors, by designating 100,000 shares of its 2,000,000 shares of preferred stock as Series C Convertible Preferred Stock, par value $.0033 per share ("Series C Preferred Stock").

                   NETWOLVES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                 THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

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

     Through September 30, 2003, the Company has issued 77,479 shares of its Series C Preferred Stock for a total cash consideration of $4,648,600. The shares were issued in connection with a private offering of the Company's securities pursuant to which shareholders also received warrants to purchase shares of the Company's common stock at an initial exercise price equal to $1.50 per share. Six warrants were issued for each share of Series C Preferred Stock and are exercisable for five years from the issuance date.

     Proceeds from the issuance of the preferred stock and warrants were allocated to preferred stock and to additional paid-in capital based upon their relative fair value. Additionally, after allocating the proceeds, the Company determined that there was a beneficial conversion feature, which has been included in the condensed consolidated statements of operations.

     Common stock

     For the three months ended September 30, 2003, the Company has issued 1,200,000 shares of its common stock for a total cash consideration of $1,200,000. The shares were issued in connection with a private offering of the Company's securities pursuant to which shareholders also received warrants to purchase shares of the Company's common stock at an initial exercise price equal to $1.25 per share. Two hundred warrants were issued for each 1,000 shares of Common Stock and are exercisable for five years from the issuance date.

     Unamortized value of equity compensation

     The Company entered into several consulting agreements during the year ended June 30, 2003 for which shares of common stock were to be issued as consideration. The majority of those shares were not issued until July 2003. As such, the aggregate value of the issued, but unearned shares totaling $1,543,522 at September 30, 2003 is included in the unamortized value of equity compensation in the accompanying condensed consolidated balance sheets.


6    Segment information

     The Company reports segments in accordance with Financial Accounting Standards Board Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). To reflect management and business changes, the Company has realigned its reporting segments. Effective July 1, 2003, the Management and Consulting segment is included in the Technology segment. As required by SFAS 131, prior year operating information in the following table has been restated to conform with the current year presentation.

     The two remaining segments are the Technology segment and the Network Services segment. The Technology segment, which operates worldwide, is primarily engaged in the design, development, marketing and support of information delivery hardware products and software. The Network Services segment, which operates domestically, provides multiple source data and voice services and related consulting and professional services.

                   NETWOLVES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                 THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


6    Segment information (continued)

                                                                               For the three months ended
                                                                                        September 30,
                                                                         -----------------------------------
                                                                               2003                2002
                                                                         -----------------  ----------------
         Revenue
              Technology                                                 $         567,946  $        187,696
              Network Services                                                   5,433,600         4,637,054
                                                                         -----------------  ----------------
                  Total                                                  $       6,001,546  $      4,824,750
                                                                         =================  ================
         Operating income (loss)
              Technology                                                     $ (1,016,534)  $     (1,363,954)
              Network Services                                                     122,437            16,344
                                                                         -----------------  ----------------
                  Total                                                        $ (894,097)  $     (1,347,610)
                                                                         =================  ================

                                                                           September 30,          June 30,
                                                                                 2003               2003
                                                                         -----------------  ----------------
             Identifiable assets
                 Technology                                              $       1,193,396   $     1,263,838
                 Network Services                                                9,885,418        10,047,700
                 Other                                                           4,083,864               574
                                                                         -----------------  ----------------
                                                                                15,162,678        11,312,112
                 Net assets of discontinued operations                              16,225            16,225
                                                                         -----------------  ----------------
                     Total                                               $      15,178,903   $    11,328,337
                                                                         =================  ================

     The Company had one major customer in the Network Services segment, which accounted for 32% of consolidated revenue for the three months ended September 30, 2003 and two major customers, both in the Network Services segment, which accounted for 31% and 13%, of consolidated revenue for the three months ended September 30, 2002, respectively. Additionally, the Company had two customers in the Network Services segment that accounted for 38% and 17%, respectively, of consolidated accounts receivable at September 30, 2003 and two customers in the Network Services segment which accounted for 14% and 11%, respectively, of consolidated accounts receivable at June 30, 2003. Additionally, the Technology segment was dependent upon one customer, who accounted for 91% and 83% of the segment's revenues for the three months ended September 30, 2003 and 2002, respectively.

                   NETWOLVES CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                 THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002



7       Income taxes


The provision for income taxes consists of the following:

                                                     For the three months ended
                                                            September 30,
                                                    ----------------------------
                                                          2003            2002
                                                    -------------      ---------
              Current - Federal and States          $      32,000      $    -
              Deferred - Federal                            -               -
              Deferred - States                             -               -
                                                    -------------      ---------
              Provision for income taxes            $      32,000      $       -
                                                    =============      =========

     Due to the history of net operating losses for income tax purposes, the Company has provided for full valuation allowances on the Company's net deferred tax asset due to it being more likely than not that the deferred tax asset will not be utilized.

     A portion or all of the Company's net tax operating loss carryforwards may be subject to Section 382 of the Internal Revenue Code and therefore not available to offset future income tax liabilities. The carryforward losses expire in the years 2013 through 2023 and have not been recognized in the accompanying consolidated financial statements as a result of a valuation allowance against the deferred tax asset.

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

     Overview

     We operate primarily in two distinct segments. The Technology segment, which operates worldwide, is primarily engaged in the design, development, marketing and support of information delivery hardware products and software. The Network Services segment, which operates domestically, provides multiple source data and voice services and related consulting and professional services.

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

     Results of Operations

     The Company  currently  operates in two business  segments,  the technology
     segment   ("Technology")   and  the  network  services  segment   ("Network
     Services").

     Three months ended September 30, 2003 and 2002

          Revenue

     Revenue from continuing operations increased to $6,001,546 for the three months ended September 30, 2003, compared to $4,824,750 for the same period in the prior year. The increase in revenue in the Technology segment was primarily the result of the sale to General Electric Consumer Finance for 600 of the Company's WolfPac Security Platform totaling $411,529. The increase in revenue in the Network Services segment was primarily due to increased sales and the results from Norstan Network Services, which was acquired July 9, 2002 being included for the entire current period versus only being included for the partial period in the prior year.

          Cost of revenue and gross profit

     Cost of revenue increased to $3,958,411 for the three months ended September 30, 2003, compared to $3,215,665 for the same period in the prior year. The increase in cost of revenue in the Technology segment of was primarily the result of the sale to General Electric Consumer Finance for 600 of the Company's WolfPac Security Platform totaling $202,700. The increase in cost of revenue in the Network Services segment was primarily due to increased sales and the results from Norstan Network Services, which was acquired July 9, 2002, being included for the entire current period versus only being included for the partial period in the prior year.

     Overall gross profit was at 34% for the three months ended September 30, 2003, compared to 33% for the same period in the prior year.

          General and administrative

     General and administrative expenses increased to $1,769,263 for the three months ended September 30, 2003, compared to $1,704,271 for the same period in the prior year. The increase was primarily the result of a net increase in equity compensation of consultants for the current period of $272,985 and due to the results from Norstan Network Services, which was acquired July 9, 2002 being included for the entire current period versus only being included for the partial period in the prior year. The increase was partially offset by a staff reduction resulting in salary expense being $42,452 less in the current period than the same period in the prior year.

          Engineering and development

     Engineering and development expenses decreased to $253,399 for the three months ended September 30, 2003, compared to $448,974 for the same period in the prior year. The decrease in engineering and development costs was primarily the result of a reduction of engineering and development personnel, which resulted in reduced salary of $145,723 for the current period. We expect to incur engineering and development costs in the future as we continue to maintain our existing product line as well as develop new products and features.

          Sales and marketing

     Sales and marketing expenses increased to $914,570 for the three months ended September 30, 2003, compared to $686,353 for the same period in the prior year. The increase in sales and marketing expenses was primarily the result of hiring additional sales personnel causing salary to increase $149,032 for the current period as well as the results from Norstan Network Services, which was acquired July 9, 2002 being included for the entire current period versus only being included for the partial period in the prior year. The Company intends to continue to aggressively promote its current and future products and, therefore, expects sales and marketing costs to increase in absolute dollars in the future.

          Other income (expenses)

     Other income for the three months ended September 30, 2003 was $1,698 compared to ($175,194) for the same period in the prior year. The variation was primarily due to a loss on the sale of marketable securities of $115,201 and interest expense on the note payable to Norstan, Inc. during the same period in the prior year, which did not occur in the current period.

     Liquidity and Capital Resources

     Our operating activities used cash of approximately $962,000 during the three months ended September 30, 2003, as compared to using approximately $211,000 for the same period in the prior year. Cash used in operations for the three months ended September 30, 2003 was primarily attributable to a net loss of approximately $924,000 and an increase in accounts receivable of approximately $407,000, partially offset by non-cash charges for depreciation and amortization and equity compensation of approximately $237,000 and $273,000, respectively, and an increase in deferred revenue of approximately $270,000. Cash used in operations for the three months ended September 30, 2002 was primarily attributable to a net loss of approximately $1,522,000 and an increase in accounts receivable of approximately $1,165,000, partially offset by an increase in accounts payable and accrued expenses and collection of amounts owed by Norstan, Inc. of approximately $695,000 and $1,068,000, respectively.

     Our investing activities used cash of approximately $7,000 during the three months ended September 30, 2003, as compared to approximately $3,364,000 for the same period in the prior year. Cash used in investing activities for the three months ended September 30, 2003 was primarily attributable to purchases of equipment. Cash used in investing activities for the three months ended September 30, 2002 was primarily attributable to a payment of $3,350,000, exclusive of acquisition costs paid of $72,000, to acquire Norstan Network Services, Inc.

     Our financing activities provided cash of approximately $4,965,000 during the three months ended September 30, 2003, as compared to providing cash of approximately $4,166,000 during the same period in the prior year. Cash provided by financing activities for the three months ended September 30, 2003 was due to the private sale of the Company's preferred stock and warrants aggregating approximately $4,478,000 as well as the private sale of the Company's common stock and warrants aggregating $1,200,000, partially offset by financing costs of approximately $563,000. Cash provided by financing activities for the three months ended September 30, 2002 was due to the private sale of the Company's preferred stock and warrants aggregating approximately $3,937,000, exclusive of approximately $271,000 of financing costs, and advances from certain individuals totaling $600,000.

     Summary

     Historically, the Company has experienced significant reoccurring net operating losses as well as negative cash flows from operations. The Company's main source of liquidity has been equity financing which is used to fund losses from operating activities. For the three months ended September 30, 2003, the Company has raised, exclusive of commissions, approximately $5,115,000 from the sale of its preferred and common stock. These proceeds will be utilized to fund ongoing operations. Additionally, the Company will continue to utilize cash generated from its Network Services segment to fund the operations of its other segment and currently has sufficient cash to meet its funding needs for at least the next 12 months.

     Following is a listing of the Company's contractual obligations as of September 30, 2003:

   ----------------------------------------- -------------------------------------------------------------------------
                                                                      Payments Due by Period
   ----------------------------------------- -------------------------------------------------------------------------

   Contractual Obligations                       Total        Less than 1     1-3 years     4-5 years      After 5
                                                                 year                                       years
   ----------------------------------------- --------------- -------------- -------------- ------------- -------------

   Note Payable                              $     120,000    $  120,000     $         -    $        -    $        -
   ========================================= =============== ============== ============== ============= =============

   Operating Leases                          $   1,459,198    $  686,263     $   769,017    $    3,918    $        -
   ========================================= =============== ============== ============== ============= =============
   Purchase Commitments -
       Telecommunication Minimums            $  16,900,000    $7,800,000     $ 9,100,000    $        -    $        -
   ----------------------------------------- --------------- -------------- -------------- ------------- -------------
   Total Contractual Cash Obligations        $  18,479,198    $8,606,263     $ 9,869,017    $      3,918  $        -
   ----------------------------------------- --------------- -------------- -------------- ------------- -------------

ITEM 3 - CONTROLS AND PROCEDURES

     CEO and CFO Certifications
     --------------------------
     The certifications of the CEO and the CFO required by Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended (the "Certifications") are filed as exhibits to this report. This section of the report contains the information concerning the evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) ("Disclosure Controls") and changes to internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) ("Internal Controls") referred to in the Certifications and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

     Evaluation of Disclosure Controls
     ---------------------------------
     Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our Disclosure Controls are designed to provide reasonable assurance of achieving their objectives and, at the "reasonable assurance" level, are effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     Changes in Internal Controls
     ----------------------------
     There was no change in our Internal Controls during First Quarter Fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our Internal Controls.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

      None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     For the three months ended September 30, 2003, the Company has issued 74,629 shares of its Series C Preferred Stock for a total cash consideration of $4,477,600. Cumulative dividends on the Series C Preferred Stock accrue at a rate of 7% per annum from the date of issuance through April 30, 2005 and thereafter at a rate of 9% per annum and will be payable annually at the Company's option in cash or Series C Preferred Stock. Each share of the Series C Preferred Stock is convertible at the holders' option into 60 shares of common stock. Each share of Series C Preferred Stock will have fifteen votes and will vote as a single class with holders of the Company's common stock. The shares were issued in connection with a private offering of the Company's securities pursuant to which shareholders also received warrants to purchase shares of the Company's common stock at an initial exercise price equal to $1.50 per share. Six warrants were issued for each share of Series C Preferred Stock. The proceeds are to be used for working capital purposes.

     For the three months ended September 30, 2003, the Company has issued 1,200,000 shares of its common stock for a total cash consideration of $1,200,000. The shares were issued in connection with a private offering of the Company's securities pursuant to which shareholders also received warrants to purchase shares of the Company's common stock at an initial exercise price equal to $1.25 per share. Two hundred warrants were issued for each 1,000 shares of common stock. The proceeds are to be used for working capital purposes.

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

          (b) Reports on Form 8-K

          Current report on Form 8-K dated September 15, 2003.

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


                        BY:     NETWOLVES CORPORATION

                                /s/ Walter M. Groteke
                                --------------------------------
                                Walter M. Groteke
                                Chairman of the Board and President


                                /s/ Peter C. Castle
                                --------------------------------
                                Peter C. Castle
                                Secretary and Treasurer
                                Principal Financial Officer and
                                Principal Accounting Officer









Date: November 14, 2003