Form 10QSB
period 2003-12-31
NETWOLVES CORP
filed 2004-02-17
CIK 1084103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended December 31, 2003

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

                Yes  [X]        No  [ ]


Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

                                          NUMBER OF SHARES OUTSTANDING ON
        TITLE OF CLASS                          February 9, 2004
        --------------                    --------------------------------

Common Stock, $.0033 par value                     18,858,621
------------------------------                     ----------

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                        FORM 10-QSB - DECEMBER 31, 2003


                                     INDEX


PART I - FINANCIAL INFORMATION

        ITEM 1 - FINANCIAL STATEMENTS

        CONDENSED CONSOLIDATED BALANCE SHEETS
        December 31, 2003 (unaudited) and June 30, 2003                  1 - 3

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        For the three and six months ended December 31, 2003
        (unaudited)and December 31, 2002 (unaudited)                     4 - 5

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the six
        months ended December 31, 2003 (unaudited) and
        December 31, 2002 (unaudited)                                    6 - 7

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS            8 - 13

        ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                   14 - 19

        ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                 MARKET RISK                                                20

        ITEM 4 - CONTROLS AND PROCEDURES                                    20


PART II - OTHER INFORMATION

        ITEM 1 - LEGAL PROCEEDINGS                                          21

        ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS                  21

        ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                            21

        ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        21

        ITEM 5 - OTHER INFORMATION                                          21

        ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                           22

SIGNATURES                                                                  23

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                December 31,        June 30,
                                                    2003              2003
                                                ------------        ----------
                                                (Unaudited)
ASSETS
Current assets
    Cash and cash equivalents                   $  5,008,794       $  1,336,191
    Restricted cash                                   25,435            297,701
    Accounts receivable, net                       3,042,929          2,254,790
    Inventories                                      106,436             89,598
    Prepaid expenses                                 288,033            172,002
    Other current assets                              21,841              8,241
                                                ------------        -----------
      Total current assets                         8,493,468          4,158,523

Property and equipment, net                          467,119            578,192

Internally developed software, net                    28,453             50,572

Identifiable intangible assets
Patent                                                47,649             47,649
Licenses                                             203,000            203,000
Contractual customer relationships, net            1,804,852          1,959,277
Computer billing software, net                       662,043            756,043
                                                ------------        -----------
      Total identifiable intangible assets         2,717,544          2,965,969

Goodwill                                           3,515,698          3,515,698

Other assets                                          59,963             59,383
                                                ------------        -----------
                                                $ 15,282,245       $ 11,328,337
                                                ============       ============

   The accompanying notes to the financial statements are an integral part of these condensed consolidated balance sheets.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS





(continued)

                                                                                  December 31,            June 30,
                                                                                      2003                  2003
                                                                                  ------------            ----------
                                                                                   (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued expenses                                         $    4,137,733        $    4,160,073
    Dividends                                                                            607,141               453,179
    Accrued losses of discontinued operations                                            110,047               108,639
    Deferred revenue                                                                     148,288               423,625
    Advances from related parties                                                         -                    150,000
    Note payable                                                                          -                    120,000
                                                                                  --------------        --------------
       Total current liabilities                                                       5,003,209             5,415,516

Deferred revenue                                                                          40,333                51,000

Accrued losses of discontinued operations                                                 74,056               128,886
                                                                                  --------------        --------------
       Total liabilities                                                               5,117,598             5,595,402
                                                                                  --------------        --------------
Minority interest                                                                        275,139               275,734
                                                                                  --------------        --------------
Commitment and contingencies

Shareholders' equity
    Series A Preferred stock, $.0033 par value; $7,571,404 liquidation preference; 1,000,000 shares authorized on December 31, 2003 and June
      30, 2003; 242,237 and 250,976 shares issued and outstanding on
      December 31, 2003 and June 30, 2003, respectively                                2,664,014             2,819,876

    Series B Preferred stock, $.0033 par value; $9,987,462 liquidation preference; 500,000 authorized on December 31, 2003 and June 30,
      2003; 290,963 shares issued and outstanding on December 31, 2003 and
      June 30, 2003, respectively                                                      3,055,770             3,055,770

    Series C Preferred stock, $.0033 par value; $9,930,784 liquidation preference; 100,000 shares authorized on December 31, 2003 and June
      30, 2003; 80,812 and 2,850 shares issued and outstanding on December
      31, 2003 and June 30, 2003, respectively                                         3,384,091               135,701


   The accompanying notes to the financial statements are an integral part of these condensed consolidated balance sheets.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLDIATED BALANCE SHEETS

(continued)

                                                                                   December 31,            June 30,
                                                                                      2003                  2003
                                                                                  ------------           -----------
                                                                                   (Unaudited)
    Preferred stock, $.0033 par value; 400,000 shares authorized on
      December 31, 2003 and June 30, 2003; no shares issued and outstanding
      on December 31, 2003 and June 30, 2003                                               -                     -
    Common stock, $.0033 par value; 50,000,000 shares authorized on
      December 31, 2003 and June 30, 2003; 18,300,991 and 15,847,119 shares issued and outstanding on December 31, 2003 and June 30, 2003,
      respectively                                                                        60,393                52,296
     Additional paid-in capital                                                       73,731,309            69,520,368
     Unamortized value of equity compensation                                         (1,196,934)             (104,758)
     Accumulated deficit                                                             (71,809,140)          (70,022,052)
                                                                                  --------------        --------------

       Total shareholders' equity                                                      9,889,508             5,457,201
                                                                                  --------------        --------------
                                                                                    $ 15,282,245         $  11,328,337
                                                                                  ==============        ==============

   The accompanying notes to the financial statements are an integral part of these condensed consolidated balance sheets.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                            For the three months ended          For the six months ended
                                                   December 31,                       December 31,
                                            ---------------------------        --------------------------

                                             2003                2002           2003                2002
                                             ----                ----           ----                ----
 Revenue
    Technology                            $   365,599         $   214,082     $   933,545        $   401,778
    Network Services                        5,637,542           5,046,155      11,071,142          9,683,209
                                          -----------         -----------     -----------        -----------
                                            6,003,141           5,260,237      12,004,687         10,084,987
                                          -----------         -----------     -----------        -----------
 Cost of revenue
    Technology                                229,567             155,441         590,961            265,338
    Network Services                        3,587,571           3,359,345       7,184,588          6,465,113
                                          -----------         -----------     -----------        -----------
                                            3,817,138           3,514,786       7,775,549          6,730,451
                                          -----------         -----------     -----------        -----------
 Gross profit                               2,186,003           1,745,451       4,229,138          3,354,536
                                          -----------         -----------     -----------        -----------

 Operating expenses
    General and administrative              1,657,277           1,922,479       3,303,393          3,626,756
    Engineering and development               272,320             403,929         525,719            852,903
    Sales and marketing                     1,097,768             797,238       2,135,485          1,483,591
                                          -----------         -----------     -----------        -----------
                                            3,027,365           3,123,646       5,964,597          5,963,260
                                          -----------         -----------     -----------        -----------

 Loss before other income (expense)          (841,362)         (1,378,195)     (1,735,459)        (2,608,714)

 Other income (expense)
    Investment income                           1,705               3,790           3,096              5,336
    Gain on extinguishment of debt             17,400                   -          17,400                  -
    Realized loss on sale of
      marketable securities                         -                   -               -           (115,201)
    Minority interest                             288                 523             595                752
    Interest expense                                -             (65,987)              -           (127,755)
                                          -----------         -----------     -----------        -----------

Loss before income taxes                     (821,969)         (1,439,869)     (1,714,368)        (2,845,582)

Provision for income taxes                     40,720                   -          72,720                  -
                                          -----------         -----------     -----------        -----------
Net loss from continuing operations          (843,692)         (1,439,869)     (1,787,088)        (2,845,582)

 Discontinued business
    Loss on disposal of
      discontinued operations                       -                   -                -           117,091
                                          -----------         -----------     -----------        -----------
 Net loss                                 $  (862,689)        $(1,439,869)    $(1,787,088)       $(2,962,673)
                                          ===========         ===========     ===========        ===========


   The accompanying notes to the financial statements are an integral part of these condensed consolidated balance sheets.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

(continued)

                                            For the three months ended          For the six months ended
                                                   December 31,                       December 31,
                                            ---------------------------        --------------------------

                                             2003                2002           2003                2002
                                             ----                ----           ----                ----
Basic and diluted net loss per share
Net loss                                 $  (862,689)         $ (1,439,869)   $(1,787,088)       $(2,962,673)

    Beneficial conversion on preferred
      stock                                   (8,422)              (35,379)       (89,139)           (35,379)
    Dividends on preferred stock            (332,101)              (85,689)      (532,113)          (142,822)
                                          -----------         -----------     -----------        -----------
Net loss available to common
  shareholders                           $(1,203,212)         $ (1,560,937)   $(2,408,340)       $(3,140,874)
                                          ===========         ===========     ===========        ===========
Basic and diluted net loss per share

    Loss from continuing operations      $      (.07)         $       (.12)   $      (.14)       $      (.24)
    Loss from discontinued operations              -                     -              -               (.01)
                                          -----------         -----------     -----------        -----------
                                         $      (.07)         $       (.12)   $      (.14)       $      (.25)
                                          ===========         ===========     ===========        ===========
Weighted average common shares
    outstanding, basic and diluted        17,838,160            12,607,119     16,842,638         12,607,119
                                          ===========         ===========     ===========        ===========


   The accompanying notes to the financial statements are an integral part of these condensed consolidated balance sheets.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENJTS OF CASH FLOWS
                                  (Unaudited)

                                                                             For the six months ended
                                                                                   December 31,
                                                                            ---------------------------
                                                                            2003                   2002
                                                                            ----                   ----
Cash flows from operating activities
   Net loss                                                             $ (1,787,088)         $  (2,962,673)
   Adjustments to reconcile net loss to net cash (used in)
     provided by operating activities
       Depreciation                                                          112,877                116,235
       Amortization                                                          360,508                350,23
       Non-cash charge to operations with respect to
         stock and warrants issued for services and
         amortization of previously issued warrants                          720,066                      -
       Minority interest                                                        (595)                  (752)
       Gain on extinguishment of debt                                        (17,400)                     -
       Loss on sale of marketable securities                                       -                115,201
       Amortization of imputed interest                                            -                127,755
       Loss on disposal of property and equipment                              6,500                  2,634

   Changes in operating assets and liabilities
       Restricted cash                                                       272,266                 70,627
       Accounts receivable                                                  (788,139)              (100,955)
       Inventories                                                           (16,838)                27,885
       Prepaid expenses                                                     (116,031)                77,922
       Other current assets                                                  (13,600)                47,715
       Accounts payable and accrued expenses                                 (22,339)             1,075,202
       Accrued losses of discontinued operations                             (53,422)               (96,888)
       Deferred revenue                                                     (286,004)               186,427
       Due to Norstan, Inc.                                                        -              1,026,235
                                                                        ------------           ------------
         Net cash (used in) provided by operating activities              (1,629,239)                62,801

Cash flows from investing activities
       Proceeds from sale of marketable securities                                 -                 79,954
       Payment to purchase Norstan Network Services, Inc.                          -             (3,350,000)
       Payment to purchase customer contracts                                (89,964)                     -
       Acquisition costs paid                                                      -                (84,500)
       Patent costs paid                                                           -                 (1,497)
       Payments for security deposits                                           (580)                (5,000)
       Purchases of property and equipment                                    (8,304)               (75,232)
                                                                        ------------           ------------
         Net cash used in investing activities                          $    (98,848)          $ (3,436,275)
                                                                        ============           ============


   The accompanying notes to the financial statements are an integral part of these condensed consolidated balance sheets.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENJTS OF CASH FLOWS
                                  (Unaudited)


(continued)

                                                                             For the six months ended
                                                                                   December 31,
                                                                            ---------------------------
                                                                            2003                   2002
                                                                            ----                   ----
Cash flows from financing activities
  Cash proceeds from private sale of preferred stock and
    warrants                                                            $  4,941,600          $  4,797,072
  Cash proceeds from issuance of common stock                              1,256,250                     -
  Financing costs paid                                                      (647,160)             (372,508)
  Advances from related parties                                                    -               600,000
  Repayment of advances                                                     (150,000)             (100,000)
                                                                        ------------           ------------
    Net cash provided by financing activities                              5,400,690             4,924,564
                                                                        ------------           ------------
Net increase in cash and cash equivalents                                  3,672,603             1,551,090

Cash and cash equivalents, beginning of period                             1,336,191               656,880
                                                                        ------------           ------------
Cash and cash equivalents, end of period                                $  5,008,794          $  2,207,970
                                                                        ============           ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES

Purchase acquisition
   Accounts receivable, net                                             $          -          $  1,870,086
   Due from Norstan, Inc.                                                          -               846,474
   Other receivable                                                                -                65,519
   Property and equipment                                                          -                56,300
   Software                                                                        -               940,000
   Intangibles                                                                     -             2,639,000
   Goodwill                                                                        -             3,515,698
   Accounts payable and accrued expenses                                           -            (1,713,771)
   Deferred revenue                                                                -              (413,956)
   Acquisition costs                                                               -              (575,500)
   Payments to Norstan, Inc.                                                       -            (3,750,000)
                                                                        ------------           ------------
     Non-interest bearing promissory note                               $          -          $  3,479,850
                                                                        ============           ============
Dividends on preferred stock                                            $    153,961          $    142,822
                                                                        ============           ============

Common stock issued in full settlement of note
   payable to Imperial Holdings, Inc.                                   $    102,600          $          -
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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                  SIX MONOTHS ENDED DECEMBER 31, 2003 AND 2002




1    Interim financial information

     The summary financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. These financial statements, including the condensed consolidated balance sheet as of June 30, 2003, which has been derived from audited financial statements, are presented in accordance with the requirements of Form 10-QSB and consequently may not include all disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-K. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003. The results of operations for the three and six months ended December 31, 2003 are not necessarily indicative of the results to be expected for the full year.

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                  SIX MONOTHS ENDED DECEMBER 31, 2003 AND 2002



3    Significant accounting policies (continued)

     Basic and diluted net loss per share

     The diluted loss per share does not include the impact of potential shares to be issued upon exercise of convertible preferred stock, options and warrants aggregating approximately 29.7 million and 15.9 million at December 31, 2003 and 2002, respectively, because the Company had a net loss from operations and, therefore, the effect would be antidilutive.

     Reclassifications

     Certain reclassifications have been made to the condensed consolidated financial statements shown for the prior periods in order to have them conform to the current period's classifications.

     Stock based compensation

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This statement amends the transition and disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Specifically, SFAS No. 148 provides more transition alternatives for companies that wish to adopt the fair-value based provisions of SFAS No. 123 and increases the disclosure required of companies that continue to account for their stock-based compensation under the intrinsic-value method prescribed under Accounting Principals Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. The annual disclosure and transition provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company has elected to continue to apply APB No. 25 and related interpretations in accounting for its stock option plans and warrants, as permitted under SFAS No. 123 and SFAS No. 148.

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                  SIX MONOTHS ENDED DECEMBER 31, 2003 AND 2002


3    Significant accounting policies (continued)

     Stock based compensation (continued)

                                            For the three months                    For the six months
                                             ended December 31,                     ended December 31,
                                            ---------------------                   -------------------

                                           2003                 2002                 2003                2002
                                           ----                 ----                 ----                ----
Net loss available to common
  shareholders, as reported             $ (1,203,212)        $ (1,560,937)       $ (2,408,340)        $ (3,140,874)

Deduct:  Total stock-based
  employee compensation
  expense determined under
  fair value based method for
  all awards, net of related
  tax effects                               (147,383)            (112,343)           (291,834)            (219,535)
                                        ------------         ------------        ------------         ------------
Pro forma net loss                      $ (1,350,595)        $ (1,673,280)       $ (2,700,174)        $ (3,360,409)
                                        ============         ============        ============         ============
Basic and diluted net loss per
share

     As reported                        $       (.07)       $       (.12)        $       (.14)        $       (.25)
     Pro forma                          $       (.08)        $       (.13)       $       (.16)        $       (.27)


     The fair value of equity securities issued to non-employees in exchange for services is expensed in the accompanying condensed consolidated statement of operations and comprehensive loss as the services are provided.

4    Related party transactions

     During the six months ended December 31, 2003, the Company paid approximately $78,000 for legal services to law firms in which an employee/stockholder is affiliated. During the six months ended December 31, 2003, the Company recognized revenue of approximately $48,000 related to a sale of technology equipment in which a director/stockholder is affiliated.

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                  SIX MONOTHS ENDED DECEMBER 31, 2003 AND 2002



5    Shareholders' equity (continued)

     Preferred stock (continued)

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

     Since inception through December 31, 2003, the Company has issued 85,212 shares of its Series C Preferred Stock for a total cash consideration of $5,112,600. The shares were issued in connection with a private offering of the Company's securities pursuant to which shareholders also received warrants to purchase shares of the Company's common stock at an initial exercise price equal to $1.50 per share. Six warrants were issued for each share of Series C Preferred Stock and are exercisable for five years from the issuance date.

     Proceeds from the issuance of the preferred stock and warrants were allocated to preferred stock and to additional paid-in capital based upon their relative fair value. Additionally, after allocating the proceeds, the Company determined that there was a beneficial conversion feature, which has been included in the condensed consolidated statements of operations.

     On December 1, 2003, stock dividends totaling 19,968 shares were paid in Series A Preferred Stock to Series A Preferred Stock investors representing accrued dividends through June 30, 2003.

     As of December 31, 2003, investors had converted 47,193 shares of Series A Preferred Stock and 4,400 shares of Series C Preferred Stock resulting in issuances of 1,148,872 shares of common stock.

     Unamortized value of equity compensation

     The Company entered into several consulting agreements during the year ended June 30, 2003 for which shares of common stock were to be issued as consideration. The majority of those shares were not issued until July 2003. As such, the aggregate value of the issued, but unearned shares totaling $1,196,934 at December 31, 2003 is included in the unamortized value of equity compensation in the accompanying condensed consolidated balance sheets.

     Common stock

     For the six months ended December 31, 2003, the Company has issued 1,200,000 shares of its common stock for a total cash consideration of approximately $1,200,000. The shares were issued in connection with a private offering of the Company's securities pursuant to which shareholders also received warrants to purchase shares of the Company's common stock at an initial exercise price equal to $1.25 per share. Two hundred warrants were issued for each 1000 shares of common stock and are exercisable for five years from the issuance date.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                  SIX MONOTHS ENDED DECEMBER 31, 2003 AND 2002


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

                                               For the three months ended          For the six months ended
                                                     December 31,                        December 31,
                                               --------------------------          ------------------------
                                                 2003              2002              2003             2002
                                                 ----              ----              ----             ----
     Revenue
        Technology                            $   365,599       $   214,082      $   933,545       $   401,778
        Network Services                        5,637,542         5,046,155       11,071,142         9,683,209

           Total                              $ 6,003,141       $ 5,260,237      $12,004,687       $10,084,987
                                              ===========       ===========      ===========       ===========
     Operating income (loss)
        Technology                            $(1,027,499)      $(1,339,331)     $(1,997,128)      $(2,530,639)
        Network Services                          186,137           (38,864)         261,669           (78,075)

           Total                              $  (841,362)      $(1,378,195)     $(1,735,459)      $(2,608,714)
                                              ===========       ===========      ===========       ===========

                                                                 December 31,          June 30,
                                                                     2003               2003
                                                                 ------------       ------------
     Identifiable assets
        Technology                                              $   1,230,519       $   1,263,838
        Network Services                                           11,083,727          10,047,700
        Other                                                       2,952,174                 574
                                                                -------------       -------------
                                                                   15,266,420          11,312,112
        Net assets of discontinued operations                          15,825              16,225
                                                                -------------       -------------
           Total                                                $  15,282,245       $  11,328,337
                                                                =============       =============


     The Company had one major customer in the Network Services segment, which accounted for 32% of consolidated revenue for the six months ended December 31, 2003 and December 31, 2002 and 32% of consolidated accounts receivable at December 31, 2003. Additionally, the Technology segment was dependent upon one customer, who accounted for 46% and 47% of the segment's revenues for the six months ended December 31, 2003 and 2002, respectively.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                  SIX MONOTHS ENDED DECEMBER 31, 2003 AND 2002


     The Company made purchases from two data and voice service providers included within the Network Services segment that aggregated approximately 77% and 13% and 86% and 13% of the total cost of revenue for the six months ended December 31, 2003 and 2002, respectively.


7    Income taxes

     The provision for income taxes consists of the following:

                                                For the six months ended
                                                      December 31,
                                                -------------------------
                                                 2003              2002
                                                 ----              ----
Current - Federal and States                   $ 72,720          $      -
Deferred - Federal                                    -                 -
Deferred - States                                     -                 -
                                               --------          --------

Provision for income taxes                     $ 72,720          $      -
                                               ========          ========

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

8    Gain on extinguishment of debt

     On December 22, 2003, the Company agreed to issue Imperial Holdings, Inc. 60,000 shares of its common stock in full settlement of its outstanding $120,000 note payable. Management determined the fair value of the common shares issued based on the quoted market price on such date, $102,600. The Company recorded the difference between the consideration given and the carrying value of the note as of December 22, 2003 as a gain on extinguishment of debt in the accompanying condensed consolidated statements of operations.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Forward-Looking Statements

     This Form 10-QSB includes, without limitation, certain statements containing the words "believes." "anticipates", "estimates", "expects", and words of a similar nature, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-QSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward- looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations based on certain risks and uncertainties, including the risk factors referenced in the Company's filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements. The company does not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

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

     We have achieved an offering of managed products and services that meet the necessary requirements for organizations to move off of expensive private data networks while attaining the benefits and flexibility of public data network. Additionally, our proprietary technology provides a high level of security through its integrated approach to management, monitoring and interoperability for small and medium remote enterprise locations (locations with less than 300 network users). We offer products and services that provide complete system solutions to organizations needing cost effective network security features (firewall, virtual private networking, routing, intrusion detection, content filtering, email, etc.) delivered on low cost commodity hardware with Internet-based expansion capabilities. Our patent pending system technology enables organizations to achieve corporate Information technology (IT) and e-business initiatives through the deployment of easily installable perimeter office security platforms, coupled with secure remote monitoring and management ("SRM2 TM") system. SRM2 TM provides centralized management capabilities for hundreds or thousands of remote locations without risking networking integrity by opening an administrative port on the remote device through which outsiders can gain access to information on the system. We also provide cost-effective, value-added expansion technologies such as intelligent fail-over, which means that if one circuit for gaining access to information fails, the system would automatically switch to an alternative circuit based upon customer defined parameters.

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

     Critical accounting policies and estimates

     The Company's discussion and analysis of its financial condition and results of operations is based upon the condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the periods. Estimates have been made by management in several areas, including, but not limited to, revenue recognition, allowance for doubtful accounts, the realizability of deferred tax assets, goodwill and other intangible assets and stock based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Revenue recognition

     The Company records revenue in accordance with Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), issued by the American
     Institute of Certified Public Accountants (as modified by Statement of Position 98-9) and SEC Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" ("SAB 101") regarding revenue recognition in financial statements. SOP 97-2 provides additional guidance with respect to multiple element arrangements; returns, exchanges, and platform transfer rights; resellers; services; funded software development arrangements; and contract accounting. Accordingly, revenue from the sale of hardware is recognized within Technology revenue at the time of delivery and acceptance of hardware products by the customer, when the fee is fixed and determinable and collectibility is probable. Maintenance or monitoring revenue that is bundled with an initial license fee is deferred and recognized ratably within Technology revenue over the maintenance or monitoring period in the accompanying consolidated statements of operations and comprehensive loss. Amounts deferred for maintenance or monitoring are based on the fair value of equivalent maintenance or monitoring services sold separately. The Company has established vendor specific objective evidence ("VSOE") on all undelivered elements of its software arrangements, which consists of maintenance, monitoring and, at times, training and consulting. The Company uses the residual method for delivered elements.

     The Company's consulting and training projects are short-term in nature and are recorded as revenue when the services have been rendered.

     Revenues from NNSI generated from the resale of long distance services are recognized as services are provided. Revenues from NNSI primarily consist of monthly fees, which are recognized over the monthly period and long distance charges, which are recognized as incurred. These revenues are included within Network Services revenue in the accompanying condensed consolidated statements of operations.

     Revenue for shipping and handling are included within Technology revenue and the related costs are included in cost of revenue in the accompanying condensed consolidated statements of operations.

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

     Income taxes

     As part of the process of preparing our consolidated financial statements we are required to prepare our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have fully reserved our deferred tax assets at December 31, 2003 and June 30, 2003.

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

     Six months ended December 31, 2003 and 2002

          Revenue

     Revenue from continuing operations increased to $12,004,687 for the six months ended December 31, 2003, compared to $10,084,987 for the same period in the prior year. Revenues from the Company's Network Services segment increased to $11,071,142 for the six months ended December 31, 2003, compared to $9,683,209 for the same period in the prior year. The increase was primarily the result of new customers totaling approximately $1,744,000 as well as increased volume from existing customers totaling approximately $700,000, offset by attrition and renegotiations of contracts with existing customers. Revenues from the Company's Technology segment increased to $933,545 for the six months ended December 31, 2003 compared to $401,778 for the same period in the prior year. The increase was primarily the result of the rollout of its products in partial fulfillment of the Company's September 2002 contract with General Electric Consumer Finance in Japan totaling approximately $415,000.

          Cost of revenue and gross profit margin

     Cost of revenue in connection with the Network Services segment includes costs of multiple source data and voice service providers. Cost of revenue in connection with the Technology segment include costs associated with the sale of the Company's Internet products and services and include manufacturing, packaging and shipping costs, amortization of capitalized software costs, warranty expenses and labor costs with regard to delivery of services. Cost of revenue increased to $7,775,549 for the six months ended December 31, 2003, compared to $6,730,451 for the same period in the prior year. Cost of revenue within the Network Services segment increased to $7,184,588 compared to $6,465,113 for the same period in the prior year. This increase was primarily the result of the corresponding increase in revenue. Cost of revenue within the Technology segment increased to $590,961 compared to $265,338 for the same period in the prior year. This increase was primarily the result of the rollout of the Company's products in partial fulfillment of the Company's September 2002 contract with General Electric Consumer Finance in Japan totaling approximately $203,000.

     Overall gross profit margin was 35% for the six months ended December 31, 2003, compared to 33% for the same period in the prior year. Advances in our technology create efficiencies in the engineering and development process allowing the Company to accomplish their objectives at a lower cost than in prior years.

          General and administrative

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance, facilities and human resources personnel, recruiting expenses and professional fees. General and administrative expenses decreased to $3,303,393 for the six months ended December 31, 2003, compared to $3,626,756 for the same period in the prior year. The decrease was primarily the result of staff reductions totaling $356,917. Further, in prior year, the Company was the target of a theft of telecommunications services for which it expensed $250,000. The decrease was partially offset by equity consulting agreements totaling $379,605, which did not exist in the same period in the prior year.

          Engineering and development

     Engineering and development expenses decreased to $525,719 for the six months ended December 31, 2003, compared to $852,903 for the same period in the prior year. The decrease in engineering and development costs was primarily the result of a reduction of engineering and development personnel, which resulted in reduced salary of $220,618 for the current period. Advances in our technology create efficiencies in the engineering and development process allowing the Company to accomplish their objectives at a lower cost than in prior years. We expect to incur engineering and development costs in the future as we continue to maintain our existing product line as well as develop new products and features.

          Sales and marketing

     Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as costs associated with promotional activities, advertising and public relations. Sales and marketing expenses increased to $2,135,485 for the six months ended December 31, 2003, compared to $1,483,591 for the same period in the prior year. The increase in sales and marketing expenses was partially the result of an increase in the number of sales personnel totaling $249,338 as well as equity consulting agreements totaling $340,461 which did not exist in the same period in the prior year. Based upon the strength and fundamentals of the organization, the Company made a significant investment in the sales force which is anticipated to have a positive impact in future periods. Company intends to continue to aggressively promote its current and future products and, therefore, expects sales and marketing costs to increase in absolute dollars in the future.

          Other income (expense)

     Other income (expense) consists primarily of realized gains and losses on marketable securities, interest expense and investment portfolio income and increased to $3,691 for the six months ended December 31, 2002, compared to $(236,868) for the same period in the prior year. The variation was primarily due to a loss on the sale of marketable securities of $115,201 and interest expense on the note payable to Norstan, Inc. during the same period in the prior year, which did not occur in the current period.

     Three months ended December 31, 2003 and 2002

          Revenue

     Revenue from continuing operations increased to $6,003,141 for the three months ended December 31, 2003, compared to $5,260,237 for the same period in the prior year. Revenues from the Company's Network Services segment increased to $5,637,542 compared to $5,046,155 for the same period in prior year. The increase was primarily the result of new customers totaling approximately $1,211,000 as well as increased volume from existing customers totaling approximately $300,000, offset by attrition and renegotiations of contracts with existing customers. Revenues from the Company's Technology segment increased to $365,599 compared to $214,082 for the same period in the prior year. The increase was primarily due to new customers totaling approximately $192,000, offset by attrition from existing customers.

          Cost of revenue and gross profit margin

     Cost of revenue increased to $3,817,138 for the three months ended December 31, 2003, compared to $3,514,786 for the same period in the prior year. Cost of revenue from the Company's Network Services segment increased to $3,587,571 compared to $3,359,345 for the same period in the prior year. The increase was primarily the result of the corresponding increase in revenue. Cost of revenue from the Company's Technology segment increased to $229,567 compared to $155,441 for the same period in the prior year. The increase was primarily the result of the corresponding increase in revenue, offset partially by the mix of products being sold in current year, which had a lower cost of revenue compared to the mix of products sold in the same period in the prior year.

     Overall gross profit margin was 36% for the three months ended December 31, 2003, compared to 33% for the same period in the prior year.

          General and administrative

     General and administrative expenses decreased to $1,657,277 for the three months ended December 31, 2003, compared to $1,922,479 for the same period in the prior year. The decrease was primarily the result of staff reductions totaling $215,635 as well as in the prior year, the Company was the target of a theft of telecommunications services for which the Company expensed $250,000, which did not occur in the current period. This was partially offset by equity consulting agreements totaling $230,167, which did not exist in the same period in the prior year.

          Engineering and development

     Engineering and development expenses decreased to $272,320 for the three months ended December 31, 2003, compared to $403,929 for the same period in the prior year. The decrease in engineering and development costs was primarily the result of a reduction of engineering and development personnel, which resulted in reduced salary of $89,895 for the current period. Advances in our technology create efficiencies in the engineering and development process allowing the Company to accomplish their objectives at a lower cost than in prior years. We expect to incur engineering and development costs in the future as we continue to maintain our existing product line as well as develop new products and features.

          Sales and marketing

     Sales and marketing expenses increased to $1,097,768 for the three months ended December 31, 2003, compared to $797,238 for the same period in the prior year. The increase in sales and marketing expenses was partially the result of an increase in the number of sales personnel totaling $104,443 as well as equity consulting agreements totaling $217,314 which did not exist in the same period in the prior year. Based upon the strength and fundamentals of the organization, the Company made a significant investment in the sales force which is anticipated to have a positive impact in future periods. The Company intends to continue to aggressively promote its current and future products and, therefore, expects sales and marketing costs to increase in absolute dollars in the future.

          Other income (expense)

     Other income (expense) increased to $1,993 for the three months ended December 31, 2003, compared to $(61,674) for the same period in the prior year. The variation was primarily due to interest expense on the note payable to Norstan, Inc. during the same period in the prior year, which did not occur in the current period.

     Liquidity and Capital Resources

     Our operating activities used cash of $1.6 million during the six months ended December 31, 2003, as compared to providing $0.06 million for the same period in the prior year. Cash used by operations for the six months ended December 31, 2003 was primarily attributable to a net loss of $1.8 million, an increase in accounts receivable of $0.8 million and an increase in deferred revenue of $0.3 million partially offset by a decrease in restricted cash of $0.3 million and non- cash charges for depreciation and amortization and equity compensation of approximately $0.5 million and $0.7 million, respectively. Cash used for the six months ended December 31, 2002 was primarily attributable to a net loss of $3.0 million, exclusive of non-cash charges aggregating $0.7, partially offset by an increase in current liabilities of $1.1 million.

     Our investing activities used cash of $0.1 million during the six months ended December 31, 2003, as compared to $3.4 million for the same period in the prior year. Cash used in investing activities for the six months ended December 31, 2003 was primarily attributable to a payment of $0.09 million paid to acquire customers from their previous telecommunications provider at a rate of 1.35 times the monthly revenue for customers entering into new contracts with us. Cash used in investing activities for the six months ended December 31, 2002 was primarily attributable to a payment of $3.4 million, exclusive of acquisition costs paid of $.08 million, to acquire Norstan Network Services, Inc.

     Our financing activities provided cash of $5.4 million during the six months ended December 31, 2003, as compared to providing cash of $4.9 million during the same period in the prior year. Cash provided by financing activities for the six months ended December 31, 2003 was the result of the private sale of the Company's preferred stock and warrants aggregating approximately $4.9 million as well as the private sale of the Company's common stock and warrants aggregating approximately $1.3 million, partially offset by financing costs of approximately $0.6 million. Cash provided by financing activities for the six months ended December 31, 2002 was from the private sale of the Company's preferred stock and warrants aggregating $4.8 million, advances from four individuals, one of whom is an officer and director of the Company and another who is a director of the Company, aggregating $0.6 million, partially offset by financing costs of $0.4 million.

     Management's plan

     Historically,   the  Company  has  experienced  significant  recurring  net operating losses as well as negative cash flows from operations. The Company's main source of liquidity has been equity financing which is used to fund losses from operating activities. For the six months ended December 31, 2003, the Company has raised, exclusive of commissions, approximately $5,550,000 from the sale of its preferred and common stock. These proceeds will be utilized to fund ongoing operations. Additionally, the Company will continue to utilize cash generated from its Network Services segment to fund the operations of its other segment and currently has sufficient cash to meet its funding needs for at least the next 12 months.


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

     Changes in Internal Controls
     ----------------------------

     There was no change in our Internal Controls during Second Quarter Fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our Internal Controls.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     For the three months ended December 31, 2003, the Company has issued 7,733 shares of its Series C Preferred Stock for a total cash consideration of $46,398. Cumulative dividends on the Series C Preferred Stock accrue at a rate of 7% per annum from the date of issuance through April 30, 2005 and thereafter at a rate of 9% per annum and will be payable annually at the Company's option in cash or Series C Preferred Stock. Each share of the Series C Preferred Stock is convertible at the holders' option into 60 shares of common stock. Each share of Series C Preferred Stock will have fifteen votes and will vote as a single class with holders of the Company's common stock. The shares were issued in connection with a private offering of the Company's securities pursuant to which shareholders also received warrants to purchase shares of the Company's common stock at an initial exercise price equal to $1.50 per share. Six warrants were issued for each share of Series C Preferred Stock. The proceeds are to be used for working capital purposes.


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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

31 CEO and CFO Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 CEO and CFO Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 (b) Reports on Form 8-K

     Current report on Form 8-K dated September 15, 2003 - Item 5. Other Events---NetWolves Corporation amended its Certificate of Incorporation, as authorized by its Board of Directors, by designating 100,000 shares of its 2,000,000 shares of preferred stock as Series C Convertible Preferred Stock, par value $.0033 per share.

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

Date:  February 17, 2004