Form 10QSB
period 2004-03-31
NETWOLVES CORP
filed 2004-05-17
CIK 1084103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2004
                                                --------------
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

                                Yes    X        No
                                      ---

Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

                                                 NUMBER OF SHARES OUTSTANDING ON
        TITLE OF CLASS                                   May 14, 2004
------------------------------                   -------------------------------
Common Stock, $.0033 par value                           20,289,848
                                                         ----------

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                           FORM 10-QSB MARCH 31, 2004
                                                                 INDEX


PART I - FINANCIAL INFORMATION


      ITEM 1 - FINANCIAL STATEMENTS

      CONDENSED CONSOLIDATED BALANCE SHEETS
           March 31, 2004 (unaudited) and June 30, 2003 ...................1 - 2

      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           For the three and nine months ended March 31, 2004 (unaudited)
             and March 31, 2003 (unaudited) ...............................3 - 4

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the nine months ended March 31, 2004 (unaudited)
             and March 31, 2003 (unaudited) ...............................5 - 6

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ...............7 - 13

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS ....................14 - 20

      ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK .....21

      ITEM 4 - CONTROLS AND PROCEDURES .......................................21


PART II - OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS .............................................22

      ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS .....................22

      ITEM 3 - DEFAULTS UPON SENIOR SECURITIES ...............................22

      ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...........22

      ITEM 5 - OTHER INFORMATION .............................................22

      ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K ..............................22

SIGNATURES       .............................................................23

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      March 31,             June 30,
                                                        2004                  2003
                                                -------------------   -------------------
                                                    (Unaudited)
ASSETS

Current assets
     Cash and cash equivalents                   $        4,725,988    $        1,336,191
     Restricted cash                                         25,500               297,701
     Accounts receivable, net                             3,232,699             2,254,790
     Inventories                                            145,962                89,598
     Prepaid expenses                                       251,411               172,002
     Other current assets                                    25,104                 8,241
                                                 -------------------   -------------------
         Total current assets                             8,406,664             4,158,523

Property and equipment, net                                 433,490               578,192

Internally developed software, net                           18,665                50,572

Intangible assets, net
Patent                                                       47,649                47,649
Licenses                                                    203,000               203,000
Contractual customer relationships, net                   1,678,554             1,959,277
Computer billing software, net                              615,043               756,043
                                                 -------------------   -------------------
     Total identifiable intangible assets                 2,544,246             2,965,969

Goodwill                                                  3,515,698             3,515,698

Other assets                                                 59,963                59,383
                                                 -------------------   -------------------
                                                 $       14,978,726    $       11,328,337
                                                 ===================   ===================


The accompanying notes to the financial statements are an integral part of these condensed consolidated balance sheets.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

(continued)                                                                         March 31,              June 30,
                                                                                      2004                   2003
                                                                              -------------------   --------------------
                                                                                   (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued expenses                                     $        4,385,017    $        4,160,073
    Dividends payable                                                                    472,157               453,179
    Accrued losses of discontinued operations                                            108,195               108,639
    Deferred revenue                                                                     165,794               423,625
    Advances from related parties                                                              -               150,000
    Note payable                                                                               -               120,000
                                                                              -------------------   --------------------
       Total current liabilities                                                       5,131,163             5,415,516

Deferred revenue                                                                          35,000                51,000

Accrued losses of discontinued operations                                                 46,285               128,886
                                                                              -------------------   --------------------

         Total liabilities                                                             5,212,448             5,595,402
                                                                              -------------------   --------------------

Minority interest                                                                              -               275,734
                                                                              -------------------   --------------------
Commitment and contingencies

Shareholders' equity
    Series A Preferred stock, $.0033 par value; $6,173,614 liquidation preference; 1,000,000 shares authorized on March 31, 2004 and June
      30, 2003; 191,700 and 269,462 shares outstanding on March 31, 2004
      and June 30, 2003, respectively                                                  1,974,487             2,819,876
    Series B Preferred stock, $.0033 par value; $9,806,206 liquidation preference; 500,000 shares authorized on March 31, 2004 and June 30,
      2003; 302,668 and 290,663 shares issued and outstanding on March 31,
      2004 and June 30, 2003, respectively                                             3,774,301             3,055,770
    Series C Preferred stock, $.0033 par value; $9,617,282 liquidation preference; 100,000 shares authorized on March 31, 2004 and June 30,
      2003; 76,578 and 2,850 shares issued and outstanding on March 31,
      2004 and June 30, 2003, respectively                                             3,175,111               135,701
    Preferred stock, $.0033 par value; 500,000 shares authorized on March
      31, 2004 and June 30, 2003; no shares issued and outstanding on March
      31, 2004 and June 30, 2003                                                           -                     -
    Common stock, $.0033 par value; 50,000,000 shares authorized on March
      31, 2004 and June 30, 2003; 19,782,956 and 15,847,119 shares issued
      and outstanding on March 31, 2004 and June 30, 2003, respectively                   65,284                52,296
     Additional paid-in capital                                                       74,186,605            69,520,368
     Unamortized value of equity compensation                                           (728,290)             (104,758)
     Accumulated deficit                                                             (72,681,220)          (70,022,052)
                                                                              -------------------   --------------------
       Total shareholders' equity                                                      9,766,278             5,457,201
                                                                              -------------------   --------------------
                                                                              $       14,978,726    $       11,328,337
                                                                              ===================   ====================

The accompanying notes to the financial statements are an integral part of these condensed consolidated balance sheets.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            For the three months ended                  For the nine months ended
                                                     March 31,                                 March 31,
                                     -----------------------------------------  -----------------------------------------

                                             2004                  2003                2004                   2003
                                     -------------------  --------------------  ------------------    -------------------
Revenue
  Voice services                     $         4,228,027  $          4,089,392  $       12,451,278    $        11,502,765
  Managed service charges                      1,890,687             1,291,333           5,002,490              3,665,101
  Equipment and consulting                        42,889               129,718             712,522                427,564
                                     -------------------  --------------------  ------------------    -------------------
                                               6,161,603             5,510,443          18,166,290             15,595,430
                                     -------------------  --------------------  ------------------    -------------------
 Cost of revenue
   Voice services                              2,808,343             2,714,045           8,100,274              7,673,543
   Managed service charges                     1,049,044               893,446           3,185,688              2,553,722
   Equipment and consulting                       20,683                18,119             367,657                128,796
                                     -------------------  --------------------  ------------------    -------------------
                                               3,878,070             3,625,610          11,653,619             10,356,061
                                     -------------------  --------------------  ------------------    -------------------
 Gross profit                                  2,283,533             1,884,833           6,512,671              5,239,369
                                     -------------------  --------------------  ------------------    -------------------
Operating expenses

  General and administrative                   1,772,988             1,509,137           5,076,381              5,165,893
  Engineering and development
                                                 225,775               369,950             751,494              1,192,853
  Sales and marketing                          1,115,959               897,450           3,251,444              2,381,041
                                     -------------------  --------------------  ------------------    -------------------
                                               3,114,722             2,776,537           9,079,319              8,739,787
                                     -------------------  --------------------  ------------------    -------------------
 Loss before other income (expense)            (831,189)             (891,704)          (2,566,648)            (3,500,418)

 Other income (expense)
  Investment income                                3,534                4,980                6,630                10,316

  Gain on extinguishment of debt               -                      716,014               17,400               716,014
  Realized loss on sale of
      marketable securities                    -                          -                   -                 (115,201)
  Minority interest                                  543               (4,729)               1,138                (3,977)
  Interest expense
                                               -                      (56,623)                -                 (184,378)
                                     -------------------  --------------------  ------------------    -------------------
                                                   4,077              659,642              25,168                422,774
                                     -------------------  --------------------  ------------------    -------------------
Loss before income taxes
                                               (827,112)             (232,062)         (2,541,480)            (3,077,644)
Provision for income taxes
                                                  44,968                  -               117,688                    -
                                     -------------------  --------------------  ------------------    -------------------
Net loss from continuing operations             (872,080)            (232,062)         (2,659,168)            (3,077,644)

 Discontinued business
   Loss on disposal of
      discontinued operations                  -                          -                   -                 (117,091)
                                     -------------------  --------------------  ------------------    -------------------

 Net loss                                     $(872,080)            $(232,062)        $(2,659,168)          $ (3,194,735)
                                     ===================  ====================  ==================    ===================


The accompanying notes to the financial statements are an integral part of these condensed consolidated statements of operations.


                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



(continued)                                For the three months ended                 For the nine months ended
                                                     March 31,                                March 31,
                                     -----------------------------------------  -----------------------------------------

                                             2004                  2003                2004                   2003
                                     -------------------  --------------------  ------------------    -------------------


 Net loss                           $         (872,080)  $        (232,062)    $    (2,659,168)      $  (3,194,735)

    Beneficial conversion on
      preferred stock                                -            (103,293)            (89,139)           (138,672)
    Dividends on preferred stock              (723,891)           (134,858)         (1,256,004)           (277,680)
                                    -------------------  --------------------  ------------------    -------------------
Net loss available to common
shareholders                        $       (1,595,971)  $         (470,213)   $    (4,004,311)      $  (3,611,087)
                                    ===================  ====================  ==================    ===================

Basic and diluted net loss per share

    Net loss from continuing
      operations                    $             (.08)  $            (.04)    $          (.23)      $        (.28)
    Net loss from discontinued
    operations                                       -                  -                   -                 (.01)
                                    -------------------  --------------------  ------------------    -------------------
Basic and diluted net loss per
    share                           $             (.08)  $            (.04)    $          (.23)      $        (.29)
                                    ===================  ====================  ==================    ===================
 Weighted average common shares
    outstanding, basic and diluted          19,031,021          12,662,202          17,565,723          12,625,212
                                    -------------------  --------------------  ------------------    -------------------


The accompanying notes to the financial statements are an integral part of these condensed consolidated statements of operations.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   For the nine months ended
                                                                                            March 31,
                                                                          -----------------------------------------
                                                                                  2004                  2003
                                                                          --------------------- -------------------
Cash flows from operating activities
     Net loss                                                             $         (2,659,168) $        (3,194,735)
     Adjustments to reconcile net loss to net cash used in operating activities
           Depreciation                                                                166,647              176,610
           Amortization                                                                543,594              532,607
           Non-cash charge to operations with respect to
            stock and warrants issued for services
            and amortization of previously issued warrants                           1,068,375               79,250
           Minority interest                                                            (1,138)               3,977
           Gain on extinguishment of debt                                              (17,400)            (716,014)
           Loss on sale of marketable securities                                             -              115,201
           Amortization of imputed interest                                                  -              184,378
           Loss on disposal of property and equipment                                    7,623                4,412
         Payments for security deposits                                                   (580)              (5,000)

     Changes in operating assets and liabilities
       Restricted cash                                                                 272,201               69,600
       Accounts receivable                                                            (977,909)            (388,789)
       Inventories                                                                     (56,364)              24,690
       Prepaid expenses                                                                (79,409)            (130,683)
       Other current assets                                                            (16,863)              45,284
         Accounts payable and accrued expenses                                         224,944            1,441,074
       Accrued loss on disposal of discontinued operations                             (83,045)            (108,734)
       Deferred revenue                                                               (273,831)             201,476
       Due to Norstan, Inc.                                                                  -              874,451
                                                                          --------------------- -------------------
         Net cash used in operating activities
                                                                                    (1,882,323)            (790,945)
                                                                          --------------------- -------------------
Cash flows from investing activities
     Proceeds from sale of marketable securities
                                                                                             -               79,954
     Payment to purchase Norstan Network Services, Inc.                                      -           (3,350,000)
     Payment to purchase customer contracts                                            (89,964)                 -
     Acquisition costs paid                                                                  -             (129,500)
     Patent costs paid                                                                       -               (2,255)
     Purchases of property and equipment                                               (29,568)             (77,959)
                                                                          --------------------- -------------------
       Net cash used in investing activities                                         $(119,532)         $(3,479,760)
                                                                          --------------------- -------------------


The accompanying notes to the financial statements are an integral part of these condensed consolidated statements of cash flows.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   For the nine months ended
(continued)                                                                                 March 31,
                                                                          -----------------------------------------
                                                                                  2004                  2003
                                                                          --------------------- -------------------
Cash flows from financing activities
     Cash proceeds from private sale of preferred stock and warrants      $         4,941,600   $         8,692,472
     Cash proceeds from private sale of common stock                                1,256,250                     -
     Repayment of notes payable                                                             -            (2,907,500)
     Financing costs paid                                                            (656,198)             (798,253)
     Advances from related parties                                                          -               600,000
     Repayment of advances from related parties                                      (150,000)             (450,000)
                                                                          --------------------- -------------------
       Net cash provided by financing activities                                     5,391,652            5,136,719
                                                                          --------------------- -------------------
Net increase in cash and cash equivalents                                            3,389,797              866,014

Cash and cash equivalents, beginning of period                                       1,336,191              656,880
                                                                          --------------------- -------------------
Cash and cash equivalents, end of period                                  $          4,725,988   $        1,522,894
                                                                          ===================== ===================


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES

Dividends accrued on preferred stock                                      $           687,850   $          142,822
                                                                          ===================== ===================

Dividends paid on preferred stock                                         $           668,873   $                -
                                                                          ===================== ===================

Common stock issued in full settlement of note payable to Imperial
    Holdings, Inc.                                                        $           102,600   $                -
                                                                          ===================== ===================

Minority interest reclassification                                        $           274,596   $                -
                                                                          ===================== ===================



The accompanying notes to the financial statements are an integral part of these condensed consolidated statements of cash flows.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                   NINE MONTHS ENDED MARCH 31, 2004 AND 2003



1    Interim financial information

     The summary financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. These financial statements, including the condensed consolidated balance sheet as of June 30, 2003, which has been derived from audited financial statements, are presented in accordance with the requirements of Form 10-QSB and consequently may not include all disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-K. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003. The results of operations for the three and nine months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

2    The Company

     The condensed consolidated financial statements include the accounts of NetWolves Corporation and its subsidiaries, NetWolves Technologies Corporation ("NWT"), Norstan Network Services, Inc. ("NNSI") and TSG Global Education Web, Inc. ("TSG") (collectively "NetWolves" or the "Company").

     NetWolves provides network security solutions coupled with network management and communication services. NetWolves' products offer applications such as firewalls, virtual private networks, intrusion detection systems, content filtering, virus detection, congestion management, and intelligent failover. Additionally, NetWolves provides network design, provisioning, monitoring, and management services.


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

     Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. As of March 31, 2004, the minority interest in TSG has been extinguished as the 70,000 shares that were previously under separate ownership have been tendered back to the Company. As such, TSG will be reflected as a wholly-owned subsidiary of the Company on a go forward basis. The Company recorded this transaction as an increase to additional paid-in-capital totaling $274,596, which is included in the accompanying condensed consolidated consolidated balance sheets.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                   NINE MONTHS ENDED MARCH 31, 2004 AND 2003


3    Significant accounting policies (continued)

     Basic and diluted net loss per share

     The diluted loss per share does not include the impact of potential shares to be issued upon exercise of convertible preferred stock, options and warrants aggregating approximately 28.2 million and 23.7 million at March 31, 2004 and 2003, respectively, because the Company had a net loss from operations and, therefore, the effect would be antidilutive.

     Reclassifications

     Certain reclassifications have been made to the condensed consolidated financial statements shown for the prior periods in order to have them conform to the current period's classifications.

     Recent accounting pronouncements

     In January 2003, the Financial Accounting Standard ("FASB") issued Interpretation No. 46 ("FIN No. 46"), Consolidation of Variable Interest Entities. This interpretation provides guidance on how to identify a variable interest entity and addresses when the assets, liabilities and results of operations of such entities must be included in a company's consolidated financial statements. This interpretation was effective immediately for variable interest entities created after January 31, 2003 and for variable interest entities in which the Company obtains an interest after that date. For interests in variable interest entities that were acquired prior to January 31, 2003, the Company adopted the provisions of this interpretation on July 1, 2003. Adoption of this statement did not result in the consolidation or disclosure of any variable interest entities in which the Company maintains an interest. In December 2003, the FASB issued a revised FIN No. 46 which clarifies certain aspects of the accounting for variable interest entities. The revision of FIN No. 46 had no impact on our results of operations or financial position.

     Stock based compensation

     In December 2002, the FASB issued Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure" ("SFAS No. 148"). This statement amends the transition and disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"). SFAS No. 148 increases the disclosure required of companies that continue to account for their stock-based compensation under the intrinsic- value method prescribed under Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"). The Company has elected to continue to apply APB No. 25 and related interpretations in accounting for its stock option plans and warrants, as permitted under SFAS No. 123 and SFAS No. 148.

     If the Company had elected to recognize compensation expense based upon the fair value at the date of grant consistent with the methodology prescribed by SFAS No. 123 and SFAS No. 148, the effect on the Company's net loss and net loss per share would be as follows:

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                   NINE MONTHS ENDED MARCH 31, 2004 AND 2003



3    Significant accounting policies (continued)

                                            For the three months                     For the nine months
                                              ended March 31,                          ended March 31,
                                 ----------------------------------------  ---------------------------------------
                                         2004                 2003                 2004                  2003
                                 -------------------  -------------------  -------------------   -----------------
Net loss available to common
  shareholders, as reported      $      (1,595,971)   $        (470,213)   $      (4,004,311)    $      (3,611,087)

Deduct:  Total stock-based
  employee compensation
  expense determined under
  fair value based method for
  all awards, net of related
  tax effects                             (148,843)            (161,259)            (442,041)             (483,735)
                                 -------------------  -------------------  -------------------   ------------------
Pro forma net loss               $      (1,744,814)   $        (631,472)   $      (4,446,352)    $      (4,094,822)
                                 ===================  ===================  ===================   ==================
Basic and diluted net loss per
share
         As reported             $           (.08)    $           (.04)    $           (.23)     $           (.29)
         Pro forma               $           (.09)    $           (.05)    $           (.25)     $           (.32)


     The fair value of equity securities issued to non-employees in exchange for services is expensed in the accompanying condensed consolidated statement of operations as the services are provided.

4    Related party transactions

     During the nine months ended March 31, 2004, the Company paid approximately $125,000 for legal services to law firms in which an employee/stockholder is affiliated.

     During the nine months ended March 31, 2004, the Company recognized revenue of approximately $48,000 related to a sale of technology equipment in which a director/stockholder is affiliated.

     On July 10, 2002, the Company received advances from four individuals, one of whom is an officer and director of the Company and another who is a director of the Company, aggregating $600,000, of which all has been subsequently repaid. The advances were non-interest bearing, due on demand and had no scheduled repayment terms.

                    NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                   NINE MONTHS ENDED MARCH 31, 2004 AND 2003

5    Shareholders' equity

     Preferred stock

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

     Since inception through March 31, 2004, the Company has issued 85,212 shares of its Series C Preferred Stock for a total cash consideration of $5,112,600. The shares were issued in connection with a private offering of the Company's securities pursuant to which shareholders also received warrants to purchase shares of the Company's common stock at an initial exercise price equal to $1.50 per share. Six warrants were issued for each share of Series C Preferred from the issuance date.

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

     On February 1, 2004, stock dividends totaling 23,088 shares were paid in Series B Preferred Stock to Series B Preferred Stock investors representing accrued dividends through January 31, 2004.

     As of March 31, 2004, investors had converted 97,730 shares of Series A Preferred Stock, 11,383 shares of Series B Preferred Stock and 8,634 shares of Series C Preferred Stock resulting in issuances of 2,578,141 shares of common stock.

     Unamortized value of equity compensation

     The Company entered into several consulting agreements during the year ended June 30, 2003 for which shares of common stock were to be issued as consideration. The majority of those shares were not issued until July 2003. As such, the aggregate value of the issued, but unearned shares totaling $728,290 at March 31, 2004 is included in the unamortized value of equity compensation in the accompanying condensed consolidated balance sheets.

     Common stock

     For the nine months ended March 31, 2004, the Company has issued 1,200,000 shares of its common stock for a total cash consideration of approximately $1,200,000. The shares were issued in connection with a private offering of the Company's securities pursuant to which shareholders also received warrants to purchase shares of the Company's common stock at an initial exercise price equal to $1.25 per share. Two hundred warrants were issued for each 1000 shares of common stock and are exercisable for five years from the issuance date.

                    NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                   NINE MONTHS ENDED MARCH 31, 2004 AND 2003


5    Segment reporting

     The Company reports segments in accordance with Financial Accounting Standards Board Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). Effective January 1, 2004, the Company instituted a new segment reporting format to include three reportable business segments: Voice Services, Managed Service Charges and Equipment and Consulting. Prior to this change, the Company reported two business segments: Technology and Telecommunications. This segment reporting change was made to better reflect management's approach to operating and directing the businesses and to more closely align financial and managerial reporting. As required by SFAS No. 131, prior year operating information in the following table has been restated to conform with the current year presentation.

     The Voice Services segment, which operates domestically, provides voice services including switched and dedicated outbound, switched and dedicated toll-free inbound, dedicated T1 access loops, calling and debit cards, and conference calling. The Managed Services Charges segment, which operates worldwide, provides network and security technology and a variety of recurring managed data services. The Equipment and Consulting segment, which operates worldwide, is primarily engaged in the design, development, marketing and support of information delivery hardware products and software as well as providing consulting services on an as needed basis for certain existing or potential customers.

                                                    For the three months ended          For the nine months ended
                                                              March 31,                         March 31,
                                                 ---------------------------------  -------------------------------
                                                       2004              2003              2004             2003
                                                 ---------------  ----------------  ---------------  --------------
         Revenue
              Voice Services                          $4,228,027        $4,089,392    $ 12,451,278     $ 11,502,765
              Managed Service Charges                  1,890,687         1,291,333       5,002,490        3,665,101
              Equipment and Consulting                    42,889           129,718         712,522          427,564
                                                 ---------------  ----------------  ---------------  --------------
                  Total                               $6,161,603        $5,510,443    $ 18,166,290     $ 15,595,430
                                                 ===============  ================  ===============  ==============


         Cost of revenue
              Voice Services                         $ 2,808,343       $ 2,714,045     $ 8,100,274     $  7,673,543
              Managed Service Charges                  1,049,044           893,446       3,185,688        2,553,722
              Equipment and Consulting                    20,683            18,119         367,657          128,796
                                                 ---------------  ----------------  ---------------  --------------
                  Total                              $ 3,878,070       $ 3,625,610    $ 11,653,619     $ 10,356,061
                                                 ===============  ================  ===============  ==============

         Operating loss
              Voice Services                         $ (562,681)       $ (399,490)    $ (1,356,934)    $ (1,704,000)
              Managed Service Charges                  (157,717)         (162,564)        (852,196)        (651,660)
              Equipment and Consulting                 (110,791)         (329,650)        (357,518)      (1,144,758)
                                                 ---------------  ----------------  ---------------  --------------
                  Total                              $ (831,189)       $ (891,704)    $ (2,566,648)    $ (3,500,418)
                                                 ===============  ================  ===============  ==============

                    NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                   NINE MONTHS ENDED MARCH 31, 2004 AND 2003




6    Segment reporting (continued)

     The Company is not disclosing total assets for each reportable segment because this information is not reviewed by the chief operating decision maker.

     The Company had one major customer in the Voice Services and MSC segments, which accounted for approximately 31% and 32% of consolidated revenue for the three and nine months ended March 31, 2004 and March 31, 2003, respectively, and 30% of consolidated accounts receivable at March 31, 2004. Additionally, the Equipment and Consulting segment was dependent upon one customer, who accounted for approximately 63% and 73% of the segment's revenues for the nine months ended March 31, 2004 and 2003, respectively.

     The Company made purchases from two data and voice service providers included within the Managed Service Charges and Voice Services segments that aggregated approximately 70% and 16% and 85% and 13% of the total cost of revenue for the three months ended March 31, 2004 and 2003, respectively. These same costs for the nine months ended March 31, 2004 were 75% and 15% and 85% and 13%, respectively.

7    Income taxes

     The provision for income taxes consists of the following:

                                                    For the nine months ended
                                                             March 31,
                                                             ---------
                                                          2004            2003
                                                    ---------------    ----------
              Current - Federal and States          $     117,688      $     -
              Deferred - Federal                            -                -
              Deferred - States                             -                -
                                                    ---------------    ----------
              Provision for income taxes            $     117,688      $     -
                                                    ===============    ==========

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

                    NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                   NINE MONTHS ENDED MARCH 31, 2004 AND 2003




9    Preferred stock contingency

     During the period from December 2002 through April 2003, the Company conducted a private placement of their Series B Preferred Stock and during the period from July through October 2003, the Company conducted a private placement of their Series C Preferred Stock. The gross proceeds of these private placements were $4,655,300 and $5,112,600, respectively.

     On October 24, 2002, the Company filed a resale registration statement on Form S-3 exclusively covering shares previously issued to several financial institutions, which issuance was unrelated to the Series B and C Preferred Stock placements. Pursuant to the Securities Act the rules and regulations under the Securities Act, and the interpretations of the Commission, as the private placements of the Series B and C Preferred Stock were conducted, at least in part, following the original filing of such resale registration statement and before its effectiveness under the Securities Act, the Company may be required to offer the investors in their Series B and Series C private placements the opportunity to require the Company to repurchase the securities which they purchased in these private placements for a price equal to the amount they paid for these securities when they were purchased from the Company plus, potentially, an amount representing damages to such investors. While the Company does not believe that investors are entitled to any rescission rights, if they are so required to offer such rights and all of the investors in these private placements determine to exercise these rescission rights, the Company would be required to refund at least all of the gross proceeds of these private offerings to the investors. In order to satisfy such obligations, the Company would be required to utilize their available capital resources to satisfy such refunds and obtain alternative sources of capital for such purpose.

     The Company is complying with certain requests of the SEC to reduce the possibility of being required to entitle these investors to any rescission rights. Consequently, the Company does not believe that the likelihood of the investors being entitled to such rescission rights is probable. Additionally, if the SEC mandated that the investors were to be given the option to request their original investment returned to them, the amount of the potential loss could not be reasonably estimated at this time. Therefore, no liability has been recorded in the accompanying condensed consolidated balance sheet as of March 31, 2004.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FIINANCIAL STATEMENTS
                                  (Unaudited)

                   NINE MONTHS ENDED MARCH 31, 2004 AND 2003


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Forward-Looking Statements

     This Form 10-QSB includes, without limitation, certain statements containing the words "believes" "anticipates", "estimates", "expects", and words of a similar nature, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10-QSB are forward-looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward- looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations based on certain risks and uncertainties, including the risk factors referenced in our filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect future events or circumstances or to reflect the occurrence of unanticipated events.

     Overview

     NetWolves Corporation ("NetWolves or the "Company") is a network continuity and security provider that offers high-performance network security solutions coupled with robust network management and communication services. The Company designs, develops, assembles and sells Internet infrastructure security platforms, coupled with network based management services, designed to significantly reduce the up-front and ongoing costs associated with small, medium and remote offices' global Internet access. NetWolves' patent pending system technology enables organizations to obtain their short, middle and long term IT and e-business initiatives through the deployment of our plug 'n' play perimeter office security platform, coupled with our secure remote monitoring and management ("SRM2 TM") system. Additionally, NetWolves' advanced, centralized, reporting module offers the ability for corporate executives to view, via the Internet, both statistical and performance based metrics for their global network.

     We operate primarily in three distinct segments. The Voice Services segment, which operates domestically, provides voice services including switched and dedicated outbound, switched and dedicated toll-free inbound, dedicated T1 access loops, calling and debit cards, and conference calling. The Managed Services Charges segment, which operates worldwide, provides network and security technology and a variety of recurring managed data services. The Equipment and Consulting segment, which operates worldwide, is primarily engaged in the design, development, marketing and support of information delivery hardware products and software as well as providing consulting services on an as needs basis for certain existing or potential customers.

     We have achieved an offering of managed products and services that meet the necessary requirements for organizations to move off expensive private data networks while attaining the benefits and flexibility of public data network. Additionally, our proprietary technology provides a high level of security through its integrated approach to management, monitoring and interoperability for small and medium remote enterprise locations (locations with less than 500 network users). We offer a Managed Services

     Offering (MSO) that provides complete system solutions to organizations needing cost-effective network security features (firewall, virtual private networking, routing, intrusion detection, content filtering, email, etc.) delivered on low-cost commodity hardware with Internet-based expansion capabilities. Our patent-pending system technology enables organizations to achieve corporate Information technology (IT) and e-business initiatives through the deployment of easily installable perimeter office security platforms, coupled with our secure remote monitoring and management ("SRM2 TM") system. SRM2 TM provides centralized management capabilities for hundreds or thousands of remote locations without risking networking integrity because it never opens an administrative port on the remote device, which is a common network vulnerability. We also provide cost-effective, value-added expansion technologies such as Intelligent Failover, which means that if one circuit for gaining access to information fails, the system would automatically switch to an alternative circuit based upon customer defined parameters.

     Critical accounting policies and estimates

     Our discussion and analysis of our financial condition and results of operations is based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the periods. Estimates have been made by management in several areas, including, but not limited to, revenue recognition, allowance for doubtful accounts, the realizability of deferred tax assets, goodwill and other intangible assets and stock based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Revenue recognition

     We record revenue in accordance with Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), issued by the American Institute of Certified Public Accountants (as modified by Statement of Position 98-9) and SEC Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" ("SAB 101") regarding revenue recognition in financial statements. SOP 97-2 provides additional guidance with respect to multiple element arrangements; returns, exchanges, and platform transfer rights; resellers; services; funded software development arrangements; and contract accounting. Accordingly, revenue from the sale of hardware is recognized within Equipment & Consulting revenue at the time of delivery and acceptance of hardware products by the customer, when the fee is fixed and determinable and collectibility is probable. Maintenance or monitoring revenue that is bundled with an initial license fee is deferred and recognized ratably within MSC revenue over the maintenance or monitoring period in the accompanying consolidated statements of operations and comprehensive loss. Amounts deferred for maintenance or monitoring are based on the fair value of equivalent maintenance or monitoring services sold separately. We have established vendor specific objective evidence ("VSOE") on all undelivered elements of its software arrangements, which consists of maintenance, monitoring and, at times, training and consulting. We use the residual method for delivered elements.

     Revenues generated from the resale of voice services are recognized as services are provided and are included within Voice Services revenue in the accompanying condensed consolidated statements of operations. Revenues generated from the sale of recurring services within the Managed Services Charges segment are recognized as services are provided. Our consulting projects are short-term in nature and are recorded as revenue in Equipment and Consulting revenues in the accompanying condensed consolidated statements of operations.

     Revenue for shipping and handling are included within Equipment and Consulting revenue and the related costs are included in cost of revenue in the accompanying condensed consolidated statements of operations.

     Allowance for doubtful accounts

     We provide allowances for doubtful accounts for estimated losses from the inability of customers to satisfy their accounts as originally contemplated at the time of sale and charges actual losses to the allowance when incurred. The calculation for these allowances is based on the detailed review of certain individual customer accounts, historical collection rates and our estimation of the overall economic conditions affecting our customer base. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Income taxes

     As part of the process of preparing our consolidated financial statements we are required to prepare our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have fully reserved our deferred tax assets at March 31, 2004 and June 30, 2003.

     Goodwill and other intangible assets

     We evaluate the recoverability of goodwill and other intangibles of each of our reporting units as required under SFAS 142 by comparing the fair value of each reporting unit with its carrying value. The fair values of our reporting units are determined using a combination of a discounted cash flow analysis and market multiples based upon historical and projected financial information. We apply our best judgment when assessing the reasonableness of the financial projections used to determine the fair value of each reporting unit. We have noted no indicators of impairment during the three and nine months ended March 31, 2004.

     Stock-based compensation

     We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion 25, Accounting for Stock Issued to Employees, and related interpretations, to account for stock-based employee compensation plans and reports pro forma disclosures by estimating the fair value of options issued and the related expense in accordance with SFAS 123. Under this method, compensation cost is recognized for awards of shares of common stock or stock options to directors, officers and employees of the Company only if the quoted market price of the stock at the grant date (or other measurement date, if later) is greater than the amount the grantee must pay to acquire the stock.

     Results of Operations

     We currently operate in three business segments, the Voice Services segment ("Voice Services"), the Managed Service Charges ("MSC") segment and the Equipment and Consulting segment ("Equipment and Consulting"). During June 2001, we formally adopted a plan to discontinue its ComputerCOP software operations, eliminating the Computer Software segment. Effective August 31, 2002, we ceased all operations of ComputerCOP.

     Nine months ended March 31, 2004 and 2003

          Revenue

     Revenue from continuing operations increased to $18.2 million for the nine months ended March 31, 2004, compared to $15.6 million for the same period in the prior year. This increase is primarily attributable to our MSC segment where revenue increased by $1.3 million and the Voice Services segment where revenue increased $0.9 million The increase in Voice Services and MSC is attributable to new sales within our existing customer base, totaling approximately $2.4 million, sales to new customers totaling approximately $2.0 million offset by attrition in the customer base of approximately $2.3 million. Customer attrition is caused by two primary factors. The first is existing customers signing a new reduced price contract, known as "reterms". Reterms accounted for approximately 55% of overall attrition. The second primary factor is customers selecting a different service provider for rate competitiveness or relationship reasons, which accounted for approximately 35% of overall attrition. The additional growth is attributable to increased equipment and consulting sales.

          Cost of revenue and gross profit

     Cost of revenue increased to $11.7 million for the nine months ended March 31, 2004, compared to $10.4 million for the same period in the prior year. Cost of revenue within the MSC segment increased to $3.2 million, or 36% profit margin, compared to $2.6 million, or 30% profit margin for the same period in the prior year. The improved profit margin is primarily attributable to our sale of its more profitable services and a credit received for certain MSC costs. Cost of revenue within the Voice Services segment increased to $8.1 million or 35% of profit margin compared to $7.7 million or 33% of profit margin for the same period in the prior year. This improved profit margin is primarily attributable to our negotiation with current and new vendors to lower rates. Cost of revenue within the Equipment and Consulting segment increased to $0.4 million, or 48% profit margin compared to $0.1 million or 70% profit margin for the same period in the prior year. The change in profit margin is entirely due to the product mix making up the segment.

     Overall gross profit was at 36% for the nine months ended March 31, 2004, compared to 34% for the same period in the prior year. The increase in gross profit reflects increased sales of its more profitable services, the effect of rate negotiations with vendors and credit received for certain MSC costs.

          General and administrative

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance, operations, administration, facilities and professional fees. General and administrative expenses decreased to $5.1 million for the nine months ended March 31, 2004, compared to $5.2 million for the same period in the prior year. The decrease was due to staff reductions totaling $0.4 million and the absence of a $0.3 million non-recurring charge in the prior year. This was partially offset by a net increase of equity compensation of consultants of $0.5 million compared to the prior period. We expect general and administrative costs to remain relatively consistent in future periods.

          Engineering and development

     Engineering and development expenses, which are expensed as incurred, consist primarily of salaries and related expenses for personnel utilized in designing, maintaining and enhancing our products as well as material costs for testing and quality assurance. Costs associated with the development of software products are generally capitalized once technological feasibility is reached. Engineering and development expenses decreased to $0.8 million for the nine months ended March 31, 2004, compared to $1.2 million for the same period in the prior year. The decrease in engineering and development costs was primarily the result of a reduction of engineering and development personnel, which resulted in reduced salary of $0.3 million for the current period. We expect to incur engineering and development costs in the future as we continue to maintain our existing product line as well as develop new products and features.

          Sales and marketing

     Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing and sales and sales support functions, as well as costs associated with promotional activities, advertising and public relations. Sales and marketing expenses increased to $3.3 million for the nine months ended March 31, 2004, compared to $2.4 million for the same period in the prior year. The increase in sales and marketing expenses was primarily the result of an increase in the number of sales personnel, which resulted in increased salary of $0.4 million as well as equity compensation of consultants which increased $0.5 million compared to the same period in the prior year. We made a significant investment in the sales force, which is anticipated to have a positive impact in future periods. We intend to continue to aggressively promote its current and future products and, therefore, expects sales and marketing costs to increase in absolute dollars in the future.

          Other income (expenses)

     Other income (expenses) decreased to $.02 million for the nine months ended March 31, 2004, compared to $0.7 million for the same period in the prior year. For the nine months ended March 31, 2004, other income consists primarily of a gain on extinguishment of debt of $.02 million. For the nine months ended March 31, 2003, other income consisted primarily of a gain on extinguishment of debt totaling $0.7 million, partially offset by interest expense on the note payable to Norstan, Inc. totaling $0.2 million and a loss on the sale of marketable securities of $0.1 million.

     Three months ended March 31, 2004 and 2003

          Revenue

     Revenue from continuing operations increased to $6.2 million for the three months ended March 31, 2004, compared to $5.5 million for the same period in the prior year. The increase is attributable to our MSC segment where revenue increased by $0.6 million and the Voice Services segment where revenue increased by $0.1 million. The increase in Voice Services and MSC is attributable to sales within our existing customer base, totaling $0.4 million, sales to new customers totaling $1.1 million, offset by attrition in the customer base of $0.9 million. This growth is offset by decreased equipment and consulting sales.

          Cost of revenue and gross profit

     Cost of revenue increased to $3.9 million for the three months ended March 31, 2004, compared to $3.6 million for the same period in the prior year. Cost of revenue within our MSC segment increased to $1.0 million, or 45% profit margin compared to $0.9 million, or 31% profit margin for the same period in the prior year. This improved profit margin is attributable to our receipt of a credit for certain MSC costs. The effect of the credit has provided a current period increase in the MSC profit margin; going forward MSC profit margin is expected to remain consistent with the current year to date MSC profit margin. Cost of revenue within our Voice Services and Equipment and Consulting segments did not experience significant change for the three months ended March 31, 2004 compared to the same period in the prior year.

     Overall gross profit was at 37% for the three months ended March 31, 2004, compared to 34% for the same period in the prior year. The increase in gross profit was primarily the result of the credit memo received for certain MSC costs as well as the effect of rate negotiations with vendors and increased sales of our more profitable services.

          General and administrative

     General and administrative expenses increased to $1.8 million for the three months ended March 31, 2004, compared to $1.5 million for the same period in the prior year. The increase was the result of an increase in equity compensation of consultants totaling $0.2 million compared to the same period in the prior year.

          Engineering and development

     Engineering and development expenses decreased to $0.2 million for the three months ended March 31, 2004, compared to $0.4 million for the same period in the prior year. The decrease in engineering and development costs was primarily the result of a reduction of engineering and development personnel, which resulted in reduced salary of $0.1 million for the current period.

          Sales and marketing

     Sales and marketing expenses increased to $1.1 million for the three months ended March 31, 2004, compared to $0.9 million for the same period in the prior year. The increase in sales and marketing expenses was primarily the result of an increase in the number of sales personnel, which resulted in increased salary of $0.1 million as well as an increase in equity compensation of consultants totaling $0.1 million compared to the same period in the prior year. We made a significant investment in the sales force, which is anticipated to have a positive impact in future periods.

          Other income (expenses)

     For the three months ended March 31, 2004, other income consists primarily of interest income. For the three months ended March 31, 2003, other income consisted primarily of a gain on extinguishment of debt totaling $0.7 million, partially offset by interest expense on the note payable to Norstan, Inc. totaling $.06 million.

     Liquidity and Capital Resources

     Our operating activities used cash of $1.9 million during the nine months ended March 31, 2004, as compared to using $0.8 million for the same period in the prior year. Cash used by operations for the nine months ended March 31, 2004 was attributable to a net loss of $2.7 million, an increase in accounts receivable of $1.0 million and an increase in deferred revenue of $0.3 million partially offset by a decrease in restricted cash of $0.3 million and non-cash charges for depreciation and amortization and equity compensation of approximately $0.7 million and $1.1 million, respectively. Cash used in operations for the nine months ended March 31, 2003 was attributable to a net loss of $3.2 million, partially offset by non-cash for depreciation and amortization of $0.7 million, an increase in accounts payable and accrued expenses of $1.4 million an increase in the payable to Norstan Inc. of $0.9 million and a gain on extinguishment of debt of $0.7 million.

     Our investing activities used cash of $0.1 million during the nine months ended March 31, 2004, as compared to $3.5 million for the same period in the prior year. Cash used in investing activities for the nine months ended March 31, 2004 was attributable to a payment of $0.09 million to acquire customers. Cash used in investing activities for the nine months ended March 31, 2003 was primarily attributable to a payment of $3.4 million, exclusive of acquisition costs paid of $0.1 million, to acquire Norstan Network Services, Inc.

     Our financing activities provided cash of $5.4 million during the nine months ended March 31, 2004, as compared to providing cash of $5.1 million during the same period in the prior year. Cash provided by financing activities for the nine months ended March 31, 2004 was the result of the private sale of our preferred stock and warrants aggregating approximately $4.9 million as well as the private sale of our common stock and warrants aggregating approximately $1.3 million, partially offset by financing costs of approximately $0.7 million. Cash provided by financing activities for the nine months ended March 31, 2003 was due to the private sale of our preferred stock and warrants aggregating $8.7 million, partially offset by the repayment of the note payable to Norstan, Inc. totaling $2.9 million.

     Management's plan

     Historically, we have experienced significant recurring net operating losses as well as negative cash flows from operations. Our main source of liquidity has been equity financing, which is used to fund losses from operating activities. For the nine months ended March 31, 2004, we have raised, exclusive of commissions, approximately $5.6 million from the sale of our preferred stock, warrants and common stock. Based on our current cash position of approximately $4.7 million and its trend toward cash flow positive, there is no plan or requirement for additional equity financing. Additionally, the Company has sufficient cash to meet our funding needs for at least the next 12 months.

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

     Changes in Internal Controls
     ----------------------------

     There was no change in our Internal Controls during Third Quarter Fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our Internal Controls.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        None


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.


ITEM 5. OTHER INFORMATION

        Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits
          -----------

     3.1 Certificate of Amendment to the Certificate of Incorporation of NetWolves Corporation.

     31   Certifications  pursuant  to Rules  13a-14(a)  as adopted  pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K
          -----------------------

          Current report on Form 8-K dated September 15, 2003 Item 5. Other Events---NetWolves Corporation amended its Certificate of Incorporation, as authorized by its Board of Directors, by designating 100,000 shares of its 2,000,000 shares of preferred stock as Series C Convertible Preferred Stock, par value $.0033 per share.

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









Date: May 17, 2004