Form 10KSB
period 2004-06-30
NETWOLVES CORP
filed 2004-09-28
CIK 1084103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended June 30, 2004
                                       or
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period _______________ to _______________

                          Commission File No. 0-25831

                              NetWolves Corporation
             (Exact name of registrant as specified in its charter)

                 New York                                    11-2208052
 (State or other jurisdiction of incorporation            (I.R.S. Employer
             or organization                               Identification No.)

    4805 Independence Parkway, Tampa, Florida                33634-7527
    (Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code:  (813) 286-8644

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB [ X ].

The issuer's revenues for its most recent fiscal year were $24,955,090.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 20, 2004 as reported on the NASDAQ, was approximately $13,700,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliates status is not necessarily a conclusive determination for other purposes.

As of September 20, 2004, the Registrant had outstanding 22,019,692 shares of Common Stock.

Part III - (Items 9, 10, 11 and 12) are incorporated by reference to Registrant's definitive proxy statement to be filed no later than 120 days after the close of its fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934.

A copy of the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004, as filed with the Securities and Exchange Commission, is available without charge to interested stockholders upon a written request to:

        Mr. Peter Castle
        NetWolves Corporation
        4805 W. Independence Parkway
        Suite 101
        Tampa, FL  33634-7511

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                                  FORM 10-KSB

                               TABLE OF CONTENTS
PART I

        ITEM 1   Business                                                     1
        ITEM 2   Properties                                                  18
        ITEM 3   Legal Proceedings                                           18
        ITEM 4   Submission of Matters to a Vote of Security Holders         19

PART II
        ITEM 5   Market for Registrant's Equity, Related Stock Matters
                 and Small Business Issuer Purchases of Equity Securities    20
        ITEM 6   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                         21
        ITEM 7   Financial Statements and Supplementary Data                 27
        ITEM 8   Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure                         27
        ITEM 8a  Controls and Procedures                                     27

PART III
        ITEM 9   Directors and Executive Officers                            28
                 Incorporated by reference to our Proxy Statement
                 to be filed.
        ITEM 10  Executive Compensation                                      28
                 Incorporated by reference to our Proxy Statement
                 to be filed.
        ITEM 11  Security Ownership of Certain Beneficial Owners
                 and Management and Related Stockholder Matters              28
                 Incorporated by reference to our Proxy Statement
                 to be filed.
        ITEM 12  Certain Relationships and Related Transactions              28
                 Incorporated by reference to our Proxy Statement
                 to be filed.
        ITEM 13  Exhibits, List and Reports on Form 8-K                      29
        ITEM 14 Independent Registered Public Accountant Fees and Services 30 Incorporated by reference to our Proxy Statement to be filed.

SIGNATURES                                                                   32

Report of Independent Registered Public Accounting Firm                     F-1
Schedule II                                                                F-32

                                     PART I

This Annual Report on Form 10-KSB, the exhibits hereto and the information incorporated by reference herein contain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and such forward looking statements involve risks and uncertainties. When used in this report, the words "expects", "anticipates", "estimates", "believes", "intends", "may", "will", "should", "plans", "predicts", "potential", "continue", "feels", "projects" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include those discussed below under "Risk Factors" and those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" or incorporated by reference herein. NetWolves Corporation undertakes no obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date this Report is filed with the Securities and Exchange Commission or to reflect the occurrence of unanticipated events.

ITEM 1.         BUSINESS

Overview

NetWolves Corporation ("NetWolves" or the "Company") is a network continuity and security provider that offers high-performance network security solutions coupled with robust network management and communication services. The Company designs, develops, assembles and sells Internet infrastructure security platforms, coupled with network based management services, designed to significantly reduce the up-front and ongoing costs associated with small, medium and remote offices' global Internet access. NetWolves' patent pending system technology enables organizations to obtain their short, middle and long term IT and e-business initiatives through the deployment of our plug 'n' play perimeter office security platform, coupled with our secure remote monitoring and management ("SRM2 TM") system. Additionally, NetWolves' advanced, centralized, reporting module offers the ability for corporate executives to view, via the Internet, both statistical and performance based metrics for their global network.

We operate primarily in three distinct segments. The Voice Services segment, which operates domestically and internationally, provides voice services including switched and dedicated outbound, switched and dedicated toll-free inbound, calling and debit cards, and conference calling. The Managed Services Charges segment, which operates worldwide, provides network and security technology and a variety of recurring managed data services. The Equipment and Consulting segment, which operates worldwide, is primarily engaged in the design, development, marketing and support of information delivery hardware products and software as well as providing consulting services on an as needs basis for certain existing or potential customers.

We have achieved an offering of managed products and services that meet the necessary requirements for organizations to move off expensive private data networks while attaining the benefits and flexibility of public data network. Additionally, our proprietary technology provides a high level of security through its integrated approach to management, monitoring and interoperability for small and medium remote enterprise locations (locations with less than 500 network users). We offer a Managed Services Offering (MSO) that provides complete system solutions to organizations needing cost-effective network security features (firewall, virtual private networking, routing, intrusion detection, content filtering, email, etc.) delivered on low-cost commodity hardware with Internet-based expansion capabilities. Our patent- pending system technology enables organizations to achieve corporate Information technology
(IT) and e-business initiatives through the deployment of easily installable perimeter office security platforms, coupled with our secure remote monitoring and management ("SRM2 TM") system. SRM2 TM provides centralized management capabilities for hundreds or thousands of remote locations without risking networking integrity because it never opens an administrative port on the remote device, which is a common network vulnerability. We also provide cost-effective, value-added expansion technologies such as Intelligent Failover, which means that if one circuit for gaining access to information fails, the system would automatically switch to an alternative circuit based upon customer defined parameters.

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

Managed Service Charges

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

     -- NetWolves' SSL VPN leverages the power and protection afforded by the Secure Socket Layer protocol to access vital resource applications on a company's protected network. SSL technology is standard with today's popular web browsers, including Netscape Navigator, Microsoft Internet Explorer and Mozilla Firefox. NetWolves uses two-factor authentication for accessing important tools and applications. This method provides for strong authentication by requiring a simple key chain USB device and unique login password.

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

Data services

Data services consist of IP dedicated and dial-up services, broadband services (including DSL, cable and satellite), frame relay and private line.

Our methodology includes completing a thorough needs assessment to understand the current infrastructure and future requirements of the prospective customer. Upon completion of the assessment, we design a custom, unique and flexible solution utilizing multi-carrier alternatives under one contract, one invoice and support structure. Its account teams, strategic industry relationships and robust information and billing system allow us to deliver a single source solution utilizing the best of what is available to solve the customer's communication and network needs.

Voice Services

The Company provides multiple source long distance services and related consulting and professional services throughout the United States and internationally. Voice services consist of voice over Internet protocol (VoIP), switched and dedicated inbound/outbound long distance, travel cards, conference calling and local services, and data services consisting of IP dedicated and dial-up services, broadband services, frame relay and private line.

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

Customers

We currently work with more than 400 customers, ranging from start-up organizations to large well- established corporations. Approximately 30% of our sales were made to Swift Transportation during the year ended June 30, 2004, and Swift continues to be the largest customer. We expect that Swift will remain a major customer and represent a significant percentage of our revenues for the next six to twelve months. If we lose Swift as a customer, or if Swift fails to utilize substantial quantities of our services, our revenues will be adversely affected, efforts to expand the markets for these services may be impaired or delayed, and we may not achieve profitability.

Business Partners

     Our business partners include the following companies:

     --   Sprint
     --   MCI WorldCom
     --   Broadwing Communications
     --   BellSouth
     --   SBC Communications
     --   Qwest (subagent to Global Communications)
     --   Covad
     --   NCR

A major portion of our revenues during the year ended June 30, 2004 were derived from of telecommunications services. We depend on two major suppliers - - Sprint and MCI, for the telecommunications services NNSI provides to its customers. Although there are other sources of telecommunications services, other providers do not offer exactly the same types of services, coverage area or reliability of service. As a result, the loss of services from one or both of these suppliers could cause disruptions and delays to our customers, drain the resources of our personnel, cause a loss of customers or business volume, and substantially decrease our revenues.

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

We compete at the Fortune 2000 level specifically focusing on companies with multiple locations with complex voice and data needs. Our primary advantage over our competition is that we are large enough to manage large, complex corporate networks, and yet small enough to stay agile or quick to change our solutions as the market and the customers needs change. Most organizations in our market space are facilities based having a large investment in technology with a high carrying cost. Since we are a non- facilities based provider, our overhead remains small and we can quickly change to meet changing technology.

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

We intend to recruit sales representatives and sales engineering consultants in two North American regional areas; Eastern and Western United States, managed initially by our Director of Sales and Marketing and by two Regional Managers in the future. Field Sales Representatives are currently in place in New York, Tampa, Phoenix, Memphis and Minnetonka. They are supported by an in-house telemarketing organization based in Tampa, Florida and by customer support facilities based in Tampa. Our sales engineers work closely with our field sales representatives and perform important pre and post- sales functions, including systems analysis, product demonstrations, pilot evaluation program configuration and implementation, and customizing solutions for various end user and value added reseller clients.

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

Our engineering and development group is comprised of a core team of engineers who specialize in different areas of security and product development. NetWolves' team has experience in a variety of industries, including information security, designing networking protocols, building interfaces, designing databases, and computer telephony. Their expertise is used in the design of our core products and seeking enhanced functionality to meet future customer needs. As of September 20, 2004, our engineering and development group consists of 10 employees. We seek to recruit highly qualified employees and our ability to attract and retain such employees will be a principal factor in our success in achieving and maintaining a leading technological position.

Engineering and development expenses were approximately $982,000 and $1,596,000 for the years ended June 30, 2004 and 2003, respectively. The Company did not capitalize any internally developed software development costs during the years ended June 30, 2004 and 2003. We intend to increase our investment in product development and believe that our future product offerings will depend, in part, on our ability to develop, manufacture and market new products and enhancements to existing products on a cost-effective and timely basis.

Employees

As of September 15, 2004, we employed approximately 68 full-time employees (3 of which are covered by employment agreements). Approximately 10 of these employees are involved in engineering and development, 24 in sales and marketing, 9 in finance and 25 in general administration and operations. In addition, we have retained independent contractors on a consulting basis who support engineering and marketing functions. To date, we believe we have been successful in attracting and retaining skilled and motivated individuals. Our success will depend in large part upon our continued ability to attract and retain qualified employees. We have never experienced a work stoppage and our employees are not covered by a collective bargaining agreement. We believe that we have good relations with our employees.


RISK FACTORS

You should carefully consider the factors described below and other information contained in this report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment. This report also contains forward- looking statements that involve risks and uncertainties. Please refer to "Forward-Looking Statements" included elsewhere in this report.


Financial Risks

We have incurred losses since inception and may never be profitable, which could result in a decline in the value of our common stock and a loss of your investment.

We sustained net losses of $2,642,601, $6,410,574 and $11,630,610 for our fiscal years ended June 30, 2004, 2003 and 2002, respectively. We continue to sustain losses during the current fiscal year, and we cannot guarantee that we will achieve profitability in the future. We recognized revenues of $24,955,090, $21,159,459 and $738,748 for our fiscal years ended June 30, 2004, 2003 and 2002, respectively. Consequently, we expect that operating losses may continue.


Risks Related to Our Business

If we do not continue to succeed in establishing effective sales, marketing and distribution systems, we will not expand our business sufficiently to achieve profitability.

To increase market awareness and expand our Managed Services solutions business, we must establish effective sales and marketing for our services offering. To date, we have a limited number of personnel devoted to sales of these products, and have made limited sales, primarily based on efforts by members of management. Those sales, to the General Electric Company and its affiliate, General Electric Consumer Finance (together, "GE"), demonstrate the value of our products to potential markets. We intend to expand our customer base through sales of our managed services to NNSI's established customers who fall within our target markets. Our future profitability depends, in part, on increasing sales of our managed services business.

The loss of our main customer will adversely affect our revenues.

Approximately 30% of our revenue was derived from Swift Transportation for the year ended June 30, 2004, and Swift continues to be our largest customer for these products. We expect that Swift will remain the major customer and represent a significant percentage of our revenues for the next six to twelve months. If we lose Swift as a customer, or if Swift fails to order substantial quantities of our services, our revenues will be adversely affected, efforts to expand the markets for these services may be impaired or delayed, and we may not achieve profitability.

We will not achieve profitability if we cannot compete successfully for sales of our Internet security products and services.

Success of our Internet security solutions business depends upon our ability to gain market share for our services. Our target markets are the small to medium sized companies that demand both a connection to the Internet and to their business partners, and enterprise customers, such as government agencies and educational institutions. If we fail to penetrate our target markets and/or book substantial sales of our products, our operations and prospects will suffer. Gaining market acceptance will depend, in part, upon our ability to demonstrate the advantages of our Managed Services over technology offered by other companies. See "Risk Related to Our Industry - If we are unable to compete successfully in the markets for Internet Security Solutions and telecommunications services, we may not increase our revenues or achieve profitability."

The loss of two main suppliers of telecommunications services would have a substantial, negative effect on our revenues.

A major portion of our revenues during the year ended June 30, 2004 were derived from resales of telecommunications services. We depend on two major suppliers -
- Sprint and MCI, for the telecommunications services we provide to our customers. Although there are other sources of telecommunications services, other providers do not offer exactly the same types of services, coverage area or reliability of service. As a result, the loss of services from one or both of these suppliers could cause disruptions and delays to our customers, drain the resources of our personnel, cause a loss of customers or business volume, and substantially decrease our revenues.

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

We depend to a significant degree on the skills, experience and efforts of our executive officers and other key management, technical, finance, sales and other personnel. Our failure to attract, integrate, motivate and retain existing or additional personnel could disrupt or otherwise harm our operations and financial results. We have employment agreements with Walter M. Groteke, our Chairman and Chief Executive Officer, Walter R. Groteke, our Executive Vice President and Peter C. Castle, our Vice President - Finance, securing their employment for varying terms and carry key man life insurance policies covering Walter M. Groteke and Peter C. Castle. The loss of services of any of our key employees, an inability to attract or retain qualified personnel in the future, or delays in hiring additional personnel could delay the development of our business and have a negative impact on our operating results and financial condition.

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

The market price of our common stock, like the price of shares of technology companies generally, has been and may continue to be volatile. From January 1, 2001 through September 24, 2004, the closing bid price of our common stock has varied from a high of $6.00 to a low of $.50 per share, as reported on the Nasdaq SmallCap Market (the "SmallCap Market"). The closing price of our common stock on September 24, 2004 was $0.80. If our future operating results are below the expectations of stock market analysts and investors, our stock price may decline. Public announcement of our financial results and business developments may have a significant impact on the market price of our common stock. For example, each of the following could have the effect of temporarily or permanently reducing the market price of our common stock:

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

In August 2004, Nasdaq informed us that our common stock would be de-listed if we did not comply with Nasdaq's minimum bid price requirement by February 14, 2005. In order to comply, the closing bid price of our common stock had to equal or exceed $1.00 per share for at least ten consecutive trading days prior to that date.

If we do not comply with this requirement and Nasdaq determines that we meet the initial listing criteria for its SmallCap Market of shareholders' equity of $5 million and $50 million in market value of listed securities or $750,000 in net income from continuing operations in the most recently completed fiscal year or in two of the last three most recently completed fiscal years we will be granted an additional six-month period to achieve the minimum bid price.

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

At September 20, 2004, 22,019,692 shares of our common stock were outstanding and approximately 13,328,000 shares are issuable upon conversion of outstanding preferred stock. Of these shares, approximately 12,000,000 shares are transferable without restriction under the Securities Act of 1933. Another
approximately   2,000,000   shares  are  eligible  for  resale  subject  to  the
restrictions on volume, manner of sale and other conditions of Rule 144 promulgated under the Securities Act. Approximately 14,285,000 shares are issuable upon exercise of outstanding stock options and warrants. Sales of large amounts of these shares in the public market could depress the market price of the common stock and impair our ability to raise capital through offerings of our equity securities. Resale of shares of common stock that may be received by holders of outstanding options and warrants or convertible preferred stock may also dilute substantially the net tangible book value of your shares of common stock.

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

     --   Employment Contracts.  The employment agreements between us and Walter
          M. Groteke, Walter R. Groteke and Peter C. Castle provide that in the event there is a change in control of NetWolves, the employee has the option to terminate his employment agreement. Upon such termination, each employee has the right to receive a lump sum payment equal to his compensation, including any incentive payment, for the remainder of the term of his contract and the immediate vesting of all unvested options. Change of control for this purpose is defined as the acquisition of 30% or more of our voting power or consummation of a merger, consolidation, reorganization or sale of all or substantially all of our assets without board approval; or the change in a majority of our directors without approval by the incumbent board. Termination for change of control under these agreements will result in the acceleration of compensation payments through the term of the agreements and the immediate vesting of all unvested options.

     -- New York anti-takeover statute. New York law restricts business combinations with shareholders who acquire 15% or more of a company's common stock without the consent of our board of directors.


ITEM 2. PROPERTIES

     The Company currently maintains leased facilities in the locations listed below.

                                                                      CURRENT
                                                                       ANNUAL
                                              SQUARE      TERM OF       LEASE
    FUNCTION           LOCATION                FEET        LEASE        COSTS
    --------           --------               ------      --------    ---------
NetWolves           4805 Independence Parkway 20,520      12/20/05    $ 467,000
Corporation -       Tampa, FL 33634
Corporate
Headquarters

Unoccupied office   One Corporate Drive        4,318      06/30/05    $ 102,000
space               Bohemia, NY  11716


The Company believes that its present facilities are adequate to meet its current business requirements and that suitable facilities for expansion will be available, if necessary, to accommodate further physical expansion of corporate operations and for additional sales and support offices.


ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A.   We held our Annual Meeting of Shareholders on May 7, 2004.

     B. Two directors were elected at the Annual Meeting to serve in Class I until the Annual Meeting of Shareholders in 2006. The names of these directors and votes cast in favor of their election and shares withheld are as follows:

         Name                            Votes For              Votes Withheld
         ----                            --------               --------------
        Fassil Gabremariam              15,934,556                 290,405
        Walter R. Groteke               15,934,556                 290,405

     The other directors are Carlos Campbell, Walter M. Groteke and Myron Levy.

     C. In addition to the election of directors, the shareholders approved proposals to:

          (i) ratify the terms of the sale to certain private investors, of our Series B Convertible Preferred Stock convertible into 20% or more of our common stock or our voting power prior to the issuance and sale of such securities - 6,769,806 shares were voted in favor of this proposal, 676,895 shares against and 8,571,731 abstained;

          (ii) ratify the terms of the sale of our Series C Convertible Preferred Stock convertible into 20% or more of our common stock or voting power prior to the issuance and sale of such securities
               - 6,662,806 shares were voted in favor of this proposal, 778,275 shares against and 8,571,730 abstained ; and

          (iii)ratify  the  appointment  by the  board of  directors  of Ernst &
               Young LLP, as the Company's independent certified public accountants for the year ending June 30, 2004 - 16,166,843 shares were voted in favor of this proposal, 147,648 shares against and 0 abstained.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the Nasdaq SmallCap Market under the symbol "WOLV." since April 2000. The following table sets forth, for the calendar periods indicated, the high and low closing sales prices for the common stock as reported by the Nasdaq SmallCap Market for the fiscal quarters indicated:


                                    Fiscal 2004               Fiscal 2003
                                    -----------               -----------
Quarter                           High        Low           High        Low
-------                           ----        ---           ----        ---
First                           $ 2.620     $ 1.010       $ 1.650     $ 1.100
Second                            2.350       1.700         1.100       0.500
Third                             2.140       1.250         1.500       0.900
Fourth                            1.650       1.030         1.650       1.050


As of September 20, 2004, there were approximately 197 holders of record of the common stock. On September 24, 2004, the closing sales price of NetWolves common stock was $0.80 per share.

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

In July 2002, we commenced a private placement of our Series A Convertible Preferred Stock. We sold 269,462 shares to 32 purchasers and received $4,041,972 as a result of the offering. By September 30, 2002, the Series A offering ended and all the Series A preferred shares had been issued. In connection with the issuance, (i) each shareholder represented to the Company that he was an accredited investor, as that term is defined in Regulation D promulgated under the Securities Act; (ii) each shareholder represented that the securities acquired cannot be sold without registration under the Securities Act, except in reliance upon an exemption therefrom and (iii) the Company did not engage in any general solicitation or advertisement for the issuance. The shareholders further represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the stock certificates issued in such transaction. Each shareholder received written representations from the Company and had adequate access to sufficient information about the Company to make an informed investment decision. The issuance and sale of these securities were made in reliance on the exemption provided by Section 4(2) of the Securities Act, as a transaction not involving any public offering.

In December 2002, we commenced a private placement of our Series B Convertible Preferred Stock. We sold 290,963 shares to 63 purchasers and received $4,655,300 as a result of the offering. By April 1, 2003, the Series B offering ended and all of the Series B preferred shares had been issued. In connection with the issuance, (i) each shareholder represented to the Company that he was an accredited investor, as that term is defined in Regulation D promulgated under the Securities Act; (ii) each shareholder represented that the securities acquired cannot be sold without registration under the Securities Act, except in reliance upon an exemption therefrom and (iii) the Company did not engage in any general solicitation or advertisement for the issuance. The shareholders further represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the stock certificates issued in such transaction. Each shareholder received written representations from the Company and had adequate access to sufficient information about the Company to make an informed investment decision. The issuance and sale of these securities were made in reliance on the exemption provided by Section 4(2) of the Securities Act, as a transaction not involving any public offering.

In July 2003, we commenced a private placement of our Series C Convertible Preferred Stock. We sold 85,212 shares to approximately 50 purchasers and received $5,112,600 as a result of the offering. By October 6, 2003, the offering ended and all the Series C preferred shares had been issued. In connection with the issuance, (i) each shareholder represented to the Company that he was an accredited investor, as that term is defined in Regulation D promulgated under the Securities Act; (ii) each shareholder represented that the securities acquired cannot be sold without registration under the Securities Act, except in reliance upon an exemption therefrom and (iii) the Company did not engage in any general solicitation or advertisement for the issuance. The shareholders further represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the stock certificates issued in such transaction. Each shareholder received written representations from the Company and had adequate access to sufficient information about the Company to make an informed investment decision. The issuance and sale of these securities were made in reliance on the exemption provided by Section 4(2) of the Securities Act, as a transaction not involving any public offering.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "intends" "estimates", "predicts", "potential", "continue", "feels", "projects" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks included in this annual report on Form 10-KSB. These factors may cause our actual results to differ materially from any forward- looking statement.

Overview

NetWolves Corporation ("NetWolves" or the "Company") is a network continuity and security provider that offers high-performance network security solutions coupled with robust network management and communication services. The Company designs, develops, assembles and sells Internet infrastructure security platforms, coupled with network based management services, designed to significantly reduce the up-front and ongoing costs associated with small, medium and remote offices' global Internet access. NetWolves' patent pending system technology enables organizations to obtain their short, middle and long term IT and e-business initiatives through the deployment of our plug 'n' play perimeter office security platform, coupled with our secure remote monitoring and management ("SRM2 TM") system. Additionally, NetWolves' advanced, centralized, reporting module offers the ability for corporate executives to view, via the Internet, both statistical and performance based metrics for their global network.

We operate in three distinct segments. The Voice Services segment, which operates domestically, provides voice services including switched and dedicated outbound, switched and dedicated toll-free inbound, dedicated T1 access loops, calling and debit cards, and conference calling. The Managed Service Charges segment, which operates worldwide, provides network and security technology and a variety of recurring managed data services. The Equipment and Consulting segment, which operates worldwide, is engaged in the design, development, marketing and support of information delivery hardware products and software as well as providing consulting services on an as needs basis for certain existing or potential customers.

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

The year ended June 30, 2004 ("Fiscal 2004") compared to the year ended June 30, 2003 ("Fiscal 2003") is as follows:

Revenue

Revenue from continuing operations increased to $25.0 million in Fiscal 2004 from $21.2 million in Fiscal 2003. This increase is attributable to our MSC segment where revenue increased by $1.9 million and the Voice Services segment where revenue increased $0.9 million. Additionally, revenue in our Equipment and Consulting segment increased by approximately $1.0 million. The increase in Voice Services and MSC is attributable to sales to new customers totaling approximately $3.1 million, new sales within our existing customer base totaling approximately $2.7 million, offset by attrition in the customer base of approximately $3.0 million. Customer attrition is caused by two primary factors. The first is existing customers signing a new reduced price contract, known as "reterms". Reterms accounted for approximately 63% of overall attrition. The second primary factor is customers selecting a different service provider for rate competitiveness or relationship reasons, which accounted for approximately 37% of overall attrition. The additional growth is attributable to increased equipment and consulting sales.


Cost of revenue and gross profit

Cost of revenue increased to $15.4 million for Fiscal 2004, compared to $14.0 million for Fiscal 2003. Cost of revenue within the MSC segment increased to $4.2 million, or 38% profit margin, compared to $3.5 million, or 30% profit margin for the same period in the prior year. The improved profit margin is primarily attributable to our sale of more profitable MSC services and a credit received for certain MSC costs. Cost of revenue within the Voice Services segment increased to $10.5 million or 37% of profit margin compared to $10.4 million or 34% of profit margin for the same period in the prior year. This improved profit margin is primarily attributable to our negotiation with current and new vendors to lower voice rates and a credit received for certain voice services. Cost of revenue within the Equipment and Consulting segment increased to $0.8 million, or 52% profit margin compared to $0.2 million or 63% profit margin for the same period in the prior year. The change in profit margin is entirely due to the product mix making up the segment, namely consulting sales of a high margin, low revenue nature taking place during the prior year compared to hardware sales making up over 90% of the current year Equipment and Consulting revenue.

Overall gross profit was at 38% for Fiscal 2004, compared to 34% for Fiscal 2003. The increase in gross profit reflects increased sales of our most profitable services, the effect of rate negotiations with vendors and credits received for certain MSC and Voice costs.

General and administrative

General and administrative expenses consist primarily of salaries and related expenses for executive, finance, facilities and human resources personnel, recruiting expenses and professional fees. General and administrative expenses decreased to $7.0 million in Fiscal 2004 compared to $8.8 million in Fiscal 2003. The decrease was due to staff reductions totaling $0.3 million, the absence of a non-recurring charge and nonrecurring equity compensation for certain executive management totaling $0.3 million and $1.5 million, respectively, in fiscal 2003. This was partially offset by a net increase of equity compensation of consultants of $0.3 million compared to the prior period. Included in general and administrative expense for fiscal 2004 and 2003 was non-cash compensation of approximately $1.0 million and $2.1 million, respectively.

Engineering and development

Engineering and development expenses, which are expensed as incurred, consist primarily of salaries and related expenses for personnel utilized in designing, maintaining and enhancing our products as well as material costs for test units and prototypes. Costs associated with the development of software products are generally capitalized once technological feasibility is reached. Engineering and development expenses decreased to $1.0 million in Fiscal 2004 from $1.6 million in Fiscal 2003. The decrease in engineering and development costs was primarily the result of a reduction of engineering and development personnel, which resulted in reduced salary of $0.4 million for the current period.

Sales and marketing

Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as costs associated with trade shows, promotional activities, advertising and public relations. Sales and marketing expenses increased to $4.3 million in Fiscal 2004 from $3.3 million in Fiscal 2003. The increase in sales and marketing expenses was primarily the result of an increase in the number of sales personnel, which resulted in increased salary of $0.3 million as well as equity compensation of consultants which increased $0.5 million compared to the same period in the prior year. We made a significant investment in the sales force, which is anticipated to have a positive impact in future periods. We intend to continue to aggressively promote its current and future products and, therefore, expect sales and marketing costs to increase in absolute dollars in the future.

Other income (expenses)

Other income (expenses) consists primarily of realized gains and losses on marketable securities, interest expense and investment portfolio income and increased to $0.03 million in Fiscal 2004, compared to $0.4 million in Fiscal 2003. For the twelve months ended June 30, 2004, other income consists primarily of a gain on extinguishment of debt of $.02 million. For the twelve months ended June 30, 2003, other income consisted primarily of a gain on extinguishment of debt totaling $0.7 million, partially offset by interest expense on the note payable to Norstan, Inc. totaling $0.2 million and a loss on the sale of marketable securities of $0.1 million.

Liquidity and Capital Resources

The year ended June 30, 2004 ("Fiscal 2004") compared to the year ended June 30, 2003 ("Fiscal 2003") is as follows:

Our operating activities used cash of $1.1 million during the year ended June 30, 2004, as compared to $1.2 million during the prior year. Cash used for the year ended June 30, 2004 was primarily attributable to a net loss of $2.6 million, partially offset by non-cash expenses including equity compensation of $1.6 million. Cash used for the year ended June 30, 2003 was primarily attributable to a net loss of $6.4 million, partially offset by non-cash expenses including equity compensation of $2.2 million.

Our investing activities used cash of $0.1 million during the year ended June 30, 2004, as compared to using cash of $3.5 million during the prior year. Cash used in investing activities for the year ended June 30, 2004 was primarily attributable to a payment of $0.06 million to acquire customers and purchases of property and equipment of $0.05 million. Cash used in investing activities for the year ended June 30, 2003 was primarily attributable to a payment of $3.4 million, exclusive of acquisition costs paid of $.1 million, to acquire NNSI.

Our financing activities provided cash of $5.4 million during the year ended June 30, 2004, as compared to providing cash of $5.4 million during the prior year. Cash provided by financing activities for the year ended June 30, 2004 was primarily attributable to the private sale of our convertible preferred stock and warrants aggregating approximately $4.9 million as well as the private sale of our common stock and warrants aggregating approximately $1.3 million, partially offset by financing costs of approximately $0.7 million. Cash provided by financing activities for the year ended June 30, 2003 was primarily attributable to the private sale of the Company's convertible preferred stock and warrants aggregating $8.9 million, exclusive of $.8m of financing costs, partially offset by the repayment of the note payable to Norstan, Inc. totaling $2.9 million.

Summary

Historically, we have experienced significant recurring net operating losses as well as negative cash flows from operations. Our main source of liquidity has been equity financing, which is used to fund losses from operating activities. For the year ended June 30, 2004, we have raised, exclusive of commissions, approximately $5.6 million from the sale of our convertible preferred stock, warrants and common stock. Based on our current cash position of approximately $5.4 million and our trend toward cash flow positive, there is no plan or requirement for additional financing. Additionally, we believe the Company has sufficient cash to meet our funding needs for at least the next 12 months.

Contractual obligations, commitments, contingent liabilities and off-balance sheet items

The following table presents, at June 30, 2004, the Company's significant fixed and determinable contractual obligations by payment date.

                                                              Payments Due by Period
Contractual Obligations              Total       Less than 1 year     1-3 years        4-5 years     After 5 years
Operating Leases                  $1,000,011         $660,848          $339,163           $ -             $ -
Telecommunication Purchase
Commitments                       $10,400,000       $7,800,000        $2,600,000          $ -             $ -


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

Revenue recognition

We record revenue in accordance with Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), issued by the American Institute of Certified Public Accountants (as modified by Statement of Position 98-9) and SEC Staff Accounting Bulletin 104 "Revenue Recognition" ("SAB 104") regarding revenue recognition in financial statements. SOP 97-2 provides additional guidance with respect to multiple element arrangements; returns, exchanges, and platform transfer rights; resellers; services; funded software development arrangements; and contract accounting.

Revenues generated from the resale of voice services are recognized as services are provided and are included within Voice Services revenue in the accompanying consolidated statements of operations and comprehensive loss.

Revenues generated from the sale of recurring services within the Managed Service Charges ("MSC") segment are recognized as services are provided.

Revenue from the sale of hardware, where our software is not essential, is recognized within Equipment & Consulting revenue at the time of delivery of hardware products by the customer, when the fee is fixed and determinable, collectibility is probable and a contract signed by both parties has been obtained. Maintenance or monitoring revenue that is bundled with an initial license fee is deferred and recognized ratably within MSC revenue over the maintenance or monitoring period in the accompanying consolidated statements of operations and comprehensive loss. Amounts deferred for maintenance or monitoring are based on the fair value of equivalent maintenance or monitoring services sold separately. We have established vendor specific objective evidence ("VSOE") on all undelivered elements of its software arrangements, which consists of maintenance, monitoring and, at times, training and consulting. We use the residual method for delivered elements. Our consulting projects are short-term in nature and are recorded as revenue in Equipment and Consulting revenues in the accompanying consolidated statements of operations and comprehensive loss when services are provided.

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

Income taxes

As part of the process of preparing our consolidated financial statements we are required to prepare our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have fully reserved our deferred tax assets at June 30, 2004 and 2003. If expectations for future performance, the timing of deductibility of expenses, or tax statutes change in the future, we could decide to adjust the valuation allowance, which may increase or decrease income tax expense.

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


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company and its subsidiaries are included herein beginning on page F-1 and include:

     --   Reports of Independent Registered Public Accounting Firm

     --   Consolidated Balance Sheets at June 30, 2004 and 2003 (as restated)

     -- Consolidated Statements of operations and comprehensive loss, Cash Flows and Shareholders' Equity for the years ended June 30, 2004 and 2003 (as restated)

     --   Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

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

Changes in Internal Controls
----------------------------
There was no change in our Internal Controls during Fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our Internal Controls.

                                    PART III

ITEM  9.   DIRECTORS AND EXECUTIVE OFFICERS

The information required by this item is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement").

ITEM 10.   EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the Proxy Statement.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the Proxy Statement.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Proxy Statement.

                                    PART IV

ITEM 13.        EXHIBITS, LIST AND REPORTS ON FORM 8-K

 (a)    Exhibits

3.1     Certificate of Incorporation, as amended ******
3.2     By-Laws. *
4.1     Specimen common stock certificate.*
4.2     Form of warrant to investment banking firm. *
4.3     Form of warrant to employees.*
10.1 Agreement between The Sullivan Group and NetWolves Corporation dated January 5, 1999.*
10.2 Warrant Agreement between NetWolves Corporation and Walter M. Groteke dated June 17, 1998.*
10.3    1998 Stock Option Plan*
10.4    2000 Stock Option Plan **
10.5    2001 Stock Option Plan ***
10.6    2002 Stock Option Plan *****
10.7    2003 Stock Option/Stock Issuance Plan.
10.8    Form of Indemnification Agreement*
10.9 Employment Agreement between NetWolves Corporation and Walter M. Groteke dated July 1, 2004.
10.10 Employment Agreement between NetWolves Corporation and Walter R. Groteke dated July 1, 2004.
10.11 Employment Agreement between NetWolves Corporation and Peter C. Castle dated July 1, 2004.
10.12 Agreement of Lease between Registrant and Fortunato Development, Inc. dated April 18, 2000.******
10.13 Office Lease Agreement between Registrant and BRST Fountain Square L.L.C. dated September 29, 2000. ******

22      Subsidiaries of the Registrant

                                         State of         Percentage owned
Name                                  Incorporation          by Company
----                                  -------------       -----------------

ComputerCOP Corp.                       New York               100%
NetWolves Technologies Corporation      New York               100%
NNS, Inc.                               Delaware               100%
Norstan Network Services, Inc.          Minnesota              100%
TSG Global Education, Inc.              Delaware               100%

23.1    Consent of Ernst & Young LLP
31 CEO and CFO Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 CEO and CFO Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_________________________________________________________________________
*       Previously filed as exhibits to Report on Form 10, as amended.
** Previously filed as an exhibit to Report on Form 10-K for the fiscal year ended June 30, 2000.
*** Previously filed as an exhibit to Report on Form 10-K for the fiscal year ended June 30, 2001.
***** Previously filed as an exhibit to Report on Form 10-K for the fiscal year ended June 30, 2002.
****** Previously filed as an exhibit to Amendment No. 1 to Registration Statement on Form S-3/A File No. 333-100734.
******* Previously filed as an exhibit to Report on Form 10-K for the fiscal year ended June 30, 2003.

(b)     Reports on Form 8-K

We filed on current report on Form 8-K during the quarter ended June 30, 2004. Under Item 12, we reported a press release issued May 17, 2004, reporting our operating results for the quarter ended March 31, 2004.

ITEM 14.  INDEPENDENT REGISTERED PUBLIC ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Proxy Statement.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of September 2004.

                                          NetWolves Corporation

                                          By:  /s/ Walter M. Groteke
                                               Walter M. Groteke
                                               Chairman of the Board, President
                                               and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 28, 2004 by the following persons in the capacities indicated:



/s/ Walter M. Groteke           Chairman of the Board and President
Walter M. Groteke               Chief Executive Officer

/s/ Walter R. Groteke           Vice President - Sales and Marketing
Walter R. Groteke               and Director

/s/ Peter C. Castle             Secretary and Treasurer
Peter C. Castle                 Principal Financial Officer and
                                Principal Accounting Officer

/s/ Carlos Campbell             Director
Carlos Campbell

/s/ Fassil Gabremariam          Director
Fassil Gabremariam

/s/ Myron Levy                  Director
Myron Levy

                                    CONTENTS



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                     F-1

CONSOLIDATED BALANCE SHEETS
        June 30, 2004 and 2003 (as restated)                            F-2-F-3

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
        For the years ended June 30, 2004 and 2003 (as restated)       F4 - F-5

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
        For the years ended June 30, 2003 (as restated) and 2004        F-6-F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the years ended June 30, 2004 and 2003 (as restated)        F-8-F-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F-10-F-37

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES               F-39

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of NetWolves Corporation:


We have audited the accompanying consolidated balance sheets of NetWolves Corporation (a New York corporation) and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for the years then ended. Our audit also included the financial statement schedule for the years ended June 30, 2004 and 2003 listed in the index at Schedule II. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetWolves Corporation and subsidiaries at June 30, 2004 and 2003, and the consolidated results of their operations, comprehensive loss and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended June 30, 2004 and 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the consolidated balance sheet, the consolidated statement of operations and comprehensive loss and cash flows as of and for the year ended June 30, 2003 have been restated to give effect to preferred stock beneficial conversion features and dividends.


/s/ Ernst & Young LLP

Tampa, Florida
September 27, 2004

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                                June 30,
                                                                                --------------------------------------
                                                                                                       (As restated)
                                                                                       2004                2003
                                                                                ------------------  ------------------
ASSETS
Current assets
    Cash and cash equivalents                                                   $        5,439,345  $        1,336,191
    Restricted cash                                                                         25,566             297,701
    Accounts receivable, net of allowance for doubtful accounts of
       $131,678 and $179,859 at June 30, 2004 and 2003, respectively                     3,421,185           2,254,790
    Inventories                                                                             79,764              89,598
    Prepaid expenses                                                                       277,869             172,002
    Other current assets                                                                    30,993               8,241
                                                                                ------------------  ------------------
       Total current assets                                                              9,274,722           4,158,523

Property and equipment, net                                                                399,355             578,192
Internally developed software, net                                                          12,594              50,572

Identifiable intangible assets
    Patent                                                                                  58,106              47,649
    Licenses                                                                               203,000             203,000
    Contractual customer relationships, net                                              1,526,851           1,959,277
    Computer billing software, net                                                         568,043             756,043
                                                                                ------------------  ------------------
       Total identifiable intangible assets                                              2,356,000           2,965,969

Goodwill                                                                                 3,515,698           3,515,698
Other assets                                                                                60,312              59,383
                                                                                ------------------  ------------------
                                                                                $       15,618,681  $       11,328,337
                                                                                ==================  ==================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued expenses                                       $        6,155,404  $        4,732,115
    Accrued losses of discontinued operations                                              107,841             108,639
    Deferred revenue                                                                       369,088             423,625
    Advances from related parties                                                            -                 150,000
    Current maturities of long-term debt                                                     -                 120,000
                                                                                ------------------  ------------------
       Total current liabilities                                                         6,632,333           5,534,379


Deferred revenue                                                                            29,667              51,000
Accrued losses of discontinued operations
                                                                                            18,514             128,886
                                                                                ------------------  ------------------
       Total liabilities                                                                 6,680,514           5,714,265
                                                                                ------------------  ------------------
Minority interest                                                                            -                 275,734
                                                                                ------------------  ------------------
Commitments and contingencies

Shareholders' equity
    Series A convertible preferred stock, $.0033 par value; $6,290,246 liquidation preference; 1,000,000 authorized on June 30, 2004 and
       2003; 190,616 and 269,462 shares issued and outstanding on June 30,
       2004 and 2003, respectively                                                       2,112,039           2,932,178

The accompanying notes to the financial statements are an integral part of these consolidated financial statements.

    Series B convertible preferred stock, $.0033 par value; $8,960,964 liquidation preference; 500,000 shares authorized on June 30, 2004 and 2003; 270,269 and 290,963 shares issued and outstanding on June
       30, 2004 and 2003, respectively                                                   3,257,037           3,259,945
    Series C convertible preferred stock, $.0033 par value; $8,806,540 liquidation preference; 100,000 shares authorized on June 30, 2004 and 2003; 72,461 and 2,850 shares issued and outstanding on June 30,
       2004 and 2003, respectively                                                       3,013,771             136,140
    Preferred stock, $.0033 par value; 400,000 shares authorized on June 30,
       2004 and 2003; no shares issued and outstanding on June 30, 2004 and
       2003                                                                                  -                   -
    Common stock, $.0033 par value; 50,000,000 shares authorized on June 30,
       2004 and 2003; 20,925,261 and 15,847,119 shares issued and
       outstanding on June 30, 2004 and 2003, respectively                                  69,054              52,296
    Additional paid-in capital                                                          73,631,120          69,084,589
    Unamortized value of equity compensation                                              (480,201)           (104,758)
    Accumulated deficit                                                                (72,664,653)        (70,022,052)
    Accumulated other comprehensive loss                                                    -                   -
                                                                                ------------------  ------------------
       Total shareholders' equity                                                        8,938,167           5,338,338
                                                                                ------------------  ------------------
                                                                                $       15,618,681  $       11,328,337
                                                                                ==================  ==================

The accompanying notes to the financial statements are an integral part of these consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                For the year ended June 30,
                                                          --------------------------------------
                                                                                  (As restated)
                                                                 2004                 2003
                                                          -----------------    -----------------
Revenue
                                                          $      16,591,998    $      15,655,027
                                                                  6,854,491            4,964,325
                                                                  1,508,601              540,107
                                                          -----------------    -----------------
                                                                 24,955,090           21,159,459
                                                          -----------------    -----------------
Cost of revenue
    Voice services                                               10,490,476           10,379,146
    Managed service charges                                       4,174,403            3,456,986
    Equipment and consulting                                        779,635              199,912
                                                          -----------------    -----------------
                                                                 15,444,514           14,036,044
                                                          -----------------    -----------------
Gross profit                                                      9,510,576            7,123,415
                                                          -----------------    -----------------
Operating expenses
    General and administrative                                    7,001,233            8,827,462
    Engineering and development                                     981,518            1,595,882
    Sales and marketing                                           4,325,955            3,272,226
                                                          -----------------    -----------------
                                                                 12,308,706           13,695,570
                                                          -----------------    -----------------
Loss before other income (expense)
    and income taxes                                             (2,798,130)          (6,572,155)

Other income (expense)
    Investment income                                                12,543               13,351
    Gain on extinguishment of debt                                   17,400              716,014
    Realized loss on sale of marketable securities                    -                 (115,201)
    Minority interest                                                 1,138               (3,201)
    Interest expense                                                  -                 (202,985)
                                                          -----------------    -----------------
                                                                     31,081              407,978
                                                          -----------------    -----------------
Loss before income taxes                                         (2,767,049)          (6,164,177)

    (Benefit from) provision for income taxes                      (124,448)             129,300
                                                          -----------------    -----------------
Net loss from continuing operations                              (2,642,601)          (6,293,477)

Discontinued business

Loss on disposal of discontinued operations                           -                 (117,097)
                                                          -----------------    -----------------
Net loss                                                  $      (2,642,601)   $      (6,410,574)
                                                          =================    =================

The accompanying notes to the financial statements are an integral part of these consolidated financial statements.


                     NETWOLVES CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                                For the year ended June 30,
                                                          --------------------------------------
                                                                                  (As restated)
                                                                 2004                 2003
                                                          -----------------    -----------------

Other comprehensive income (loss)

    Marketable securities valuation adjustment                        -                   (2,296)
                                                          -----------------    -----------------
Comprehensive loss                                        $      (2,642,601)   $      (6,412,870)
                                                          =================    ==================
Basic and diluted net loss per share

Net loss                                                  $      (2,642,601)   $      (6,410,574)
                                                          =================    =================
    Dividends and beneficial conversion feature on
       convertible preferred stock                               (6,261,314)          (5,721,869)
                                                          -----------------    -----------------
Net loss available to common shareholders                 $      (8,903,915)   $     (12,132,443)
                                                          =================    =================
Basic and diluted net loss per share
    Loss from continuing operations                       $          (0.49)    $          (0.93)
    Loss from discontinued operations                                 -                   (0.01)
                                                          -----------------    -----------------
                                                          $          (0.49)    $          (0.94)
                                                          ================     ================
Weighted average common shares
  outstanding, basic and diluted                                18,260,454           12,929,559
                                                          ================     ================

The accompanying notes to the financial statements are an integral part of these consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2004



                                                                       Series A              Series B             Series C
                                                                      convertible          convertible          convertible
                                               Common stock         preferred stock       preferred stock      preferred stock
                                            Shares      Amount    Shares    Amount      Shares    Amount     Shares    Amount
                                            ------      ------    ------    ------      ------    ------     ------    ------
                                                                            (As                   (As                  (As
                                                                            restated)             restated)            restated)

Balance, June 30, 2002                    12,607,119   $ 41,604   -         -           -         -          -         -
                                          ==========   ========

Common stock, options and warrants
issued
      for services                        2,840,000       9,372

Amortization of warrants

Convertible preferred stock issued in
private placement, net of  cash
expenses of $821,558                                              269,462   2,792,271   290,963   3,188,933   2,850     135,701

Convertible preferred stock dividends
and beneficial conversion feature                                             139,907                71,012                 439

Common stock issued to settle note
payable to Norstan, Inc.                  300,000          990

Common stock issued in private
placement,
    net of expenses of $5,000             100,000          330

Marketable securities valuation
adjustment

Loss on sale of marketable securities

Net loss, year ended June 30, 2003            -           -                     -                     -                    -
                                          ----------  ---------  --------- ----------  --------- ---------- --------- ----------
       Total comprehensive loss

Balance, June 30, 2003                    15,847,119   $52,296    269,462  $2,932,178   290,963  $3,259,945   2,850    $136,140
                                          ==========  =========  ========= ==========  ========= ========== ========= ==========

The accompanying notes to the financial statements are an integral part of these consolidated


                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2004


                                                                    Accumulated
                                            Additional                 other       Unamortized      Total
                                            paid-in    Accumulated   comprehensive  value of     shareholders'   Comprehensive
                                            capital      deficit     income(loss)  compensation    equity        income (loss)
                                            ---------- ------------ -------------- ------------  -------------  ---------------
                                            (As
                                           restated)

Balance, June 30, 2002                     $65,176,647 $(63,611,478)  $(112,905)    $             $ 1,493,868     $
                                           =========== ============   ==========    ===========   ===========

Common stock, options and warrants
issued for services                          2,322,523                                 (128,000)    2,203,895

Amortization of warrants                                                                 23,242        23,242

Convertible preferred stock issued in
private placement, net of  cash
expenses of $821,558                         1,929,809                                              8,046,714

Convertible preferred stock dividends
and beneficial conversion feature             (783,400)                                              (572,042)

Common stock issued to settle note
payable to Norstan, Inc.                       344,010                                                345,000

Common stock issued in private
placement,
    net of expenses of $5,000                   95,000                                                 95,330

Marketable securities valuation
adjustment                                                               (2,296)                       (2,296)    $  (2,296)

Loss on sale of marketable securities                                   115,201                       115,201

Net loss, year ended June 30, 2003                 -    (6 ,410,574)       -              -        (6,410,574)     (6,410,574)
                                           ----------- ------------   ----------    -----------   -----------     ------------

    Total comprehensive loss                                                                                      $(6,412,870)
                                                                                                                  ============
Balance, June 30, 2003                     $69,084,589 $(70,022,052)  $    -         $ (104,758)  $ 5,338,338
                                           =========== ============   ==========    ===========   ===========

                                      F-6

The accompanying notes to the financial statements are an integral part of these consolidated

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2004




                                                                    Series A              Series B             Series C
                                                                    convertible          convertible          convertible
                                               Common stock        preferred stock       preferred stock      preferred stock
                                            Shares      Amount    Shares    Amount      Shares    Amount      Shares    Amount
                                            ------      ------    ------    ------      ------    ------      ------    ------
                                                                            (As                   (As                  (As
                                                                            restated)             restated)            restated)

Balance, June 30, 2003                     15,847,119  $52,296    269,462   $2,932,178  290,963   $3,259,945   2,850    $136,140
                                           ==========  =======    =======   ==========  =======   ==========   =====    =========
Common stock,
 options and
 warrants
 issued
 for services                                  52,696      174

Amortization
of warrants
and restricted
common stock

Convertible
preferred stock
issued in
private
placement,
net of cash
expenses
of $494,160                                                                                                   82,362   3,365,423

Conversion of convertible preferred stock   3,720,446   12,277    (98,814)  (1,238,923) (43,782)    (532,583)(16,534)   (789,883)

Convertible preferred stock dividends
and beneficial conversion feature                                              119,271               160,316              74,030

Payment of preferred stock dividends in
convertible preferred stock                                        19,968      299,513   23,088      369,359   3,783     228,061

Nasdaq listing fee for additional shares of common stock

Exercise of warrants                           45,000      149

Common stock issued to settle note
payable                                        60,000      198

Common stock issued in private placement,
    net of expenses of $140,000             1,200,000    3,960

Extinguishment of minority interest

Net loss, year ended June 30, 2004             -           -         -            -         -             -         -          -
                                           ----------  -------    --------  ----------  -------   ----------   ------  ----------

       Total comprehensive loss

Balance, June 30, 2004                     20,925,261  $69,054     190,616   $2,112,039  270,269   $3,257,037  72,461   $3,013,771
                                           ==========  =======    ========   ==========  =======   ========== =======   ==========
The accompanying notes to the financial statements
  are an integral part of these consolidated



                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2004


                                                                    Accumulated
                                            Additional                 other       Unamortized      Total
                                            paid-in    Accumulated   comprehensive  value of     shareholders'   Comprehensive
                                            capital      deficit     income(loss)  compensation    equity        income (loss)
                                            ---------- ------------ -------------- ------------  -------------  ---------------
                                            (As
                                           restated)


Balance, June 30, 2003                     $69,084,589  $(70,022,052)  $      -      $(104,758)    $5,338,338
                                           ===========  =============  ============  ============  ============
Common stock,
 options and
 warrants
 issued
 for services                                2,426,446                              (1,131,823)     1,294,797

Amortization
of warrants
and restricted
common stock                                  (449,638)                                756,380        306,742


Convertible
preferred stock
issued in
private
placement,
net of cash
expenses
of $494,160                                  1,082,017                                              4,447,440

Conversion of convertible preferred stock    2,549,112                                                   -

Convertible preferred stock dividends
and beneficial conversion feature           (2,488,687)                                            (2,135,070)

Payment of preferred stock dividends in
convertible preferred stock                        -                                                  896,933

Nasdaq listing fee for additional shares
of common stock                                (61,859)                                               (61,859)

Exercise of warrants                            56,102                                                 56,251

Common stock issued to settle note
payable                                        102,402                                                102,600

Common stock issued in private placement,
    net of expenses of $140,000              1,056,040                                              1,060,000

Extinguishment of minority interest            274,596                                                274,596

Net loss, year ended June 30, 2004                  -     (2,642,601)         -             -      (2,642,601)        (2,642,601)
                                           -----------  -------------  ------------  ------------  ------------     -------------

       Total comprehensive loss                                                                                     $ (2,642,601)
                                                                                                                    =============
Balance, June 30, 2004                     $73,631,120  $(72,664,653)  $      -      $(480,201)    $8,938,167
                                           ===========  =============  ============  ============  ============
The accompanying notes to the financial statements
  are an integral part of these consolidated


                     NETWOLVES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      For the year ended June 30,
                                                               --------------------------------------
                                                                                       (As restated)
                                                                      2004                 2003
                                                               ------------------   -----------------
Cash flows from operating activities
  Net loss                                                     $       (2,642,601)  $      (6,410,574)
   Adjustments to reconcile net loss to net cash used
      in operating activities
         Depreciation                                                     223,336             236,982
         Amortization                                                     719,833             714,982
         Realized loss on sale of marketable securities                     -                 115,201
         Loss on disposal of property and equipment                         7,900               5,207
         Gain on extinguishment of debt                                   (17,400)           (716,014)
         Non-cash charge to operations with respect to
             common stock, options and warrants issued for
             services                                                   1,601,539           2,227,137
         Amortization of imputed interest                                   -                 184,378
         Minority interest                                                 (1,138)              3,201

   Changes in operating assets and liabilities
       Restricted cash                                                    272,135              68,575
       Accounts receivable, net                                        (1,166,395)           (277,526)
       Inventories                                                          9,834              47,332
           Prepaid expenses
                                                                         (105,867)            (42,709)
       Other current assets                                               (22,752)             70,769
       Accounts payable and accrued expenses                              185,153           1,827,615
       Accrued loss on disposal of discontinued operations               (111,170)           (135,445)
       Deferred revenue                                                   (75,870)             13,889
       Due to Norstan, Inc.                                                 -                 846,474
                                                               ------------------   -----------------
          Net cash used in operating activities                        (1,123,463)         (1,220,526)
                                                               ------------------   -----------------
   Cash flows from investing activities
       Proceeds from sale of marketable securities                          -                  79,954

       Payment to purchase Norstan Network Services, Inc.
                                                                            -              (3,350,000)
       Acquisition costs paid                                               -                (129,500)
       Payment to purchase customer contracts                             (61,429)              -
       Patent costs paid                                                  (10,457)             (2,255)
       Purchases of property and equipment                                (52,399)            (81,686)
       Payments for security deposits                                        (929)               (890)
                                                               ------------------   -----------------
          Net cash used in investing activities
                                                                         (125,214)         (3,484,377)
                                                               ------------------   -----------------


                     NETWOLVES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    For the year ended June 30,
                                                             --------------------------------------
                                                                                     (As restated)
                                                                    2004                 2003
                                                             -----------------    -----------------
Cash flows from financing activities

    Cash proceeds from issuance of convertible preferred
    stock and warrants                                                4,941,600           8,868,272
    Repayment of notes payable                                            -              (2,907,500)
    Cash proceeds from private sale of common stock                   1,256,250             100,000
    Financing costs paid                                               (696,019)           (826,558)
    Advances from related parties                                         -                 600,000
    Repayment of advances from related parties                         (150,000)           (450,000)
                                                             ------------------   -----------------
          Net cash provided by financing activities                   5,351,831           5,384,214
                                                             ------------------   -----------------
Net increase in cash and cash equivalents                             4,103,154             679,311

Cash and cash equivalents, beginning of year                          1,336,191             656,880
                                                             ------------------   -----------------
Cash and cash equivalents, end of year                       $        5,439,345   $       1,336,191
                                                             ==================   =================



Cash paid for taxes                                          $          81,837    $          40,776
                                                             ==================   =================

Cash paid for interest                                       $              -     $           6,682
                                                             ==================   =================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
    FINANCING ACTIVITIES

    Dividends accrued on convertible preferred stock         $        2,135,070   $         572,042
                                                             ==================   =================
    Dividends paid in kind on convertible preferred stock    $          896,933   $             -
                                                             ==================   =================
    Issuance of warrants for common stock                    $        1,082,017   $       1,494,401
                                                             ==================   =================
    Extinguishment of minority interest                      $          274,596   $             -
                                                             ==================   =================
    Common stock issued in full settlement of note payable
      to Imperial Holdings, Inc.                             $          102,600   $             -
                                                             ==================   =================
    Issuance of non-interest bearing promissory note to
      Norstan, Inc.                                          $              -     $       3,479,850
                                                             ==================   =================
    Common stock issued in partial repayment of
      non-interest bearing promissory note to Norstan,
      Inc.                                                   $              -     $         345,000
                                                             ==================   =================

The accompanying notes to the financial statements are an integral part of these financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1    The Company

     The consolidated financial statements include the accounts of NetWolves Corporation and its subsidiaries, NetWolves Technologies Corporation ("NWT"), Norstan Network Services, Inc., d/b/a NetWolves Network Services ("NNS") and TSG Global Education Web, Inc. ("TSG") (collectively "NetWolves" or the "Company").

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

2    Restatement of financial statements

     Subsequent to the filing of form 10-QSB for March 31, 2004, the Company determined that it had not properly calculated and recorded convertible preferred stock dividends and related beneficial conversion feature charges on the issuances of the Series A, B and C convertible preferred stock in accordance with EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments".

     The following balance sheets and statements of operations amounts were restated as a result of this change:

                                                          As previously
                                                             reported             Adjustment          As restated
                                                             --------             ----------          -----------
              Fiscal 2003:

              Quarter ended September 30, 2002
              (unaudited)

              Convertible preferred stock:
              Series A                                  $        2,906,851   $          27,955    $       2,934,806
              Additional paid-in capital                        65,879,102             (27,955)          65,851,147
              Net loss available to common
              shareholders                                      (1,579,937)            (77,221)          (1,657,158)
              Basic and diluted net loss per share
                                                                    (0.13)               (0.00)               (0.13)


              Quarter ended December 31, 2002
              (unaudited)

              Convertible preferred stock:
              Series A                                  $       3,013,157    $          38,743    $       3,051,900
              Series B                                            606,707               (5,348)             601,359
              Additional paid-in capital                       65,838,525              (33,395)          65,805,130
              Net loss available to common
              shareholders                                     (1,560,937)          (3,028,546)          (4,589,483)
              Basic and diluted net loss per share
                                                                    (0.12)               (0.24)               (0.36)

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


              Quarter ended March 31, 2003
              (unaudited)

              Convertible preferred stock:
              Series A                                  $        2,843,456   $           76,071   $       2,919,527
              Series B                                           3,058,371              161,393           3,219,764
              Additional paid-in capital                        67,314,621             (237,464)         67,077,157
              Net loss available to common
              shareholders                                       (470,213)           (1,739,414)         (2,209,627)
              Basic and diluted net loss per share
                                                                    (0.04)                (0.13)              (0.17)


              Year ended June 30, 2003

              Accounts payable and accrued expenses     $       4,613,252    $         118,863    $       4,732,115
              Convertible preferred stock:
              Series A                                          2,819,876               112,302           2,932,178
              Series B                                          3,055,770               204,175           3,259,945
              Series C                                            135,701                   439             136,140
              Additional paid-in capital                       69,520,368              (435,779)         69,084,589
              Net loss available to common
              shareholders                                     (7,002,635)           (5,129,808)        (12,132,443)
              Basic and diluted net loss per share
                                                                    (0.54)                (0.40)              (0.94)


              Fiscal 2004:

              Quarter ended September 30, 2003
              (unaudited)

              Accounts payable and accrued expenses     $       4,647,532    $         385,580    $       5,033,112
              Convertible preferred stock:
              Series A                                          2,613,315              150,285            2,763,600
              Series B                                          3,055,770              245,903            3,301,673
              Series C                                          3,264,108              (73,188)           3,190,920
              Additional paid-in capital                       73,219,584             (708,581)          72,511,003
              Net loss available to common
              shareholders                                     (1,205,128)          (3,144,878)          (4,350,006)
              Basic and diluted net loss per share
                                                                    (0.08)               (0.19)               (0.27)


              Quarter ended December 31, 2003
              (unaudited)

              Accounts payable and accrued expenses     $       4,137,733    $         652,297    $       4,790,030
              Convertible preferred stock:
              Series A                                          2,664,014              104,284            2,768,298
              Series B                                          3,055,770              286,404            3,342,174
              Series C                                          3,384,091              (57,953)           3,326,138
              Additional paid-in capital                       73,731,309             (985,033)          72,746,276

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


             Net loss available to common
              shareholders                                     (1,203,212)            (642,140)          (1,845,352)
              Basic and diluted net loss per share
                                                                    (0.07)               (0.03)               (0.10)


              Quarter ended March 31, 2004
              (unaudited)

              Accounts payable and accrued expenses     $       4,385,017    $         965,197    $       5,350,214
              Convertible preferred stock:
              Series A                                          1,974,487              130,277            2,104,764
              Series B                                          3,774,301             (162,475)           3,611,826
              Series C                                          3,175,111              (35,786)           3,139,325
              Additional paid-in capital                       74,186,605             (897,214)          73,289,391
              Net loss available to common
              shareholders                                     (1,595,971)            (401,647)          (1,997,618)
              Basic and diluted net loss per share
                                                                    (0.08)               (0.02)               (0.10)


3    Significant accounting policies

     Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. During March 2004, the minority interest in TSG was extinguished as the 70,000 shares that were previously under separate ownership were tendered back to the Company. The Company recorded this transaction as an increase to additional paid-in-capital totaling $274,596. As such, TSG is reflected as a wholly owned subsidiary of the Company in the accompanying consolidated financial statements.

     Cash and cash equivalents

     The Company considers highly liquid investments in debt securities with original maturities of three months or less to be cash equivalents. At June 30, 2004, $25,566 of the Company's cash is being utilized to secure various letters of credit and as such has been classified as restricted cash in the accompanying consolidated balance sheet.

     Allowance for doubtful accounts

     The Company provides allowances for doubtful accounts for estimated losses from the inability of customers to satisfy their accounts as originally contemplated at the time of sale and charges actual losses to the allowance when incurred. The calculation for these allowances is based on detailed review of certain individual customer accounts, historical satisfaction rates and the Company's estimation of the overall economic conditions affecting the Company's customer base. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Inventories

     Inventories consist of raw materials and finished goods. Inventories are valued at the lower of cost or net realizable value using the first-in, first-out method. Additionally, raw material and finished goods amounted to $48,563 and $31,201, respectively, at June 30, 2004 and $69,649 and
     $19,949, respectively, at June 30, 2003.

     Prepaid expenses

     Prepaid expenses consist primarily of prepaid insurance and are being ratably amortized over their respective contract periods.

     Property and equipment

     Property and equipment are stated at cost. Depreciation is provided on furniture and fixtures and machinery and equipment over their estimated lives, ranging from 3 to 7 years, using the straight- line method. Leasehold improvements are amortized over the lesser of the term of the respective lease or the useful lives of the related assets. Expenditures for maintenance and repairs are charged directly to the appropriate operating accounts at the time the expense is incurred. Expenditures determined to represent additions and betterments are capitalized and amortized over the lesser of their useful lives or the useful lives of the related assets. Depreciation and amortization is included in general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

     Internally developed software

     Costs associated with the development of software products are generally capitalized once technological feasibility is established in accordance with SFAS 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Software costs are amortized using the greater of the ratio of current revenue to total projected revenue for a product or the straight-line method over its estimated useful life and amortization begins when products become available for general customer release. The Company recorded approximately $38,000 and $54,000 in
     amortization   expense  for  the  years  ended  June  30,  2004  and  2003, respectively, relating to internally developed software costs. Costs incurred prior to establishment of technological feasibility are expensed as incurred and reflected as engineering and development costs in the accompanying consolidated statements of operations and comprehensive loss. The Company incurred approximately $982,000 and $1,596,000 in research and development costs for the years ended June 30, 2004 and 2003, respectively. The Company did not capitalize any internally developed software development costs during the years ended June 30, 2004 and 2003. Accumulated amortization at June 30, 2004 was approximately $176,000.

     Goodwill and purchased intangible assets

     Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), requires goodwill and other intangible assets to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Based on the impairment tests performed, there was no impairment of goodwill and other intangible assets in fiscal 2004 and 2003.
     Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over five years, the estimated useful lives of the respective assets.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Product warranties

     The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management's estimate of the level of future claims.

     Revenue recognition

     We record revenue in accordance with Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), issued by the American Institute of Certified Public Accountants (as modified by Statement of Position 98-9) and SEC Staff Accounting Bulletin 104 "Revenue Recognition" ("SAB 104") regarding revenue recognition in financial statements. SOP 97-2 provides additional guidance with respect to multiple element arrangements; returns, exchanges, and platform transfer rights; resellers; services; funded software development arrangements; and contract accounting.

     Revenues generated from the resale of voice services are recognized as services are provided and are included within Voice Services revenue in the accompanying consolidated statements of operations and comprehensive loss.

     Revenues generated from the sale of recurring services within the Managed Service Charge ("MSC") segment are recognized as services are provided.

     Revenue from the sale of hardware, where our software is not essential, is recognized within Equipment & Consulting revenue at the time of delivery of hardware products by the customer, when the fee is fixed and determinable, collectibility is probable and a contract signed by both parties has been obtained. Maintenance or monitoring revenue that is bundled with an initial license fee is deferred and recognized ratably within MSC revenue over the maintenance or monitoring period in the accompanying consolidated statements of operations and comprehensive loss. Amounts deferred for maintenance or monitoring are based on the fair value of equivalent maintenance or monitoring services sold separately. The Company has established vendor specific objective evidence ("VSOE") on all undelivered elements of its software arrangements, which consists of maintenance, monitoring and, at times, training and consulting. The Company recognizes revenue under the residual method. The Company's consulting projects are short-term in nature and are recorded as revenue in Equipment and
     Consulting revenues in the accompanying consolidated statements of operations and comprehensive loss when services are provided.

     Revenue for shipping and handling are included within Equipment and Consulting revenue and the related costs are included in cost of revenue in the accompanying consolidated statements of operations and comprehensive loss.

     Stock-based compensation

     SFAS  123,   "Accounting   for  Stock-Based   Compensation"   ("SFAS  123")
     establishes a fair value- based method of accounting for stock based compensation plans. The Company has chosen to adopt the disclosure requirements of SFAS 123 and SFAS 148, "Accounting for Stock-Based
     Compensation - Transition and Disclosure" ("SFAS 148") and continue to record stock compensation for its employees and outside directors using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, charges are made to operations in accounting for stock options granted to employees and outside directors when the option exercise prices are below the fair market value of the common stock at the measurement date.

     If the Company had elected to recognize compensation expense based upon the fair value at the date of grant consistent with the methodology prescribed by SFAS 123 and SFAS 148, the effect on the Company's net loss and net loss per share would be as follows:

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                   For the years ended June 30,
                                            ---------------------------------------
                                                                      (As restated)

                                                    2004                  2003
                                            -----------------     -----------------
         Net loss available to common
           shareholders, as reported
                                            $      (8,903,915)    $     (12,132,443)

              Add:  Total stock-based
              employee compensation
              expense included in
              reported net loss, net of
              related tax effects                       -                     -

         Deduct:  Total stock-based
           employee compensation expense
           determined under fair value
           based method for all awards,
           net of related tax effects                (573,677)             (544,699)
                                            -----------------     -----------------
         Pro forma net loss                 $      (9,477,592)    $     (12,677,142)
                                            =================     =================
         Basic and diluted net loss per
         share
                  As reported               $           (.49)     $           (.94)
                  Pro forma                 $           (.52)     $           (.98)

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

     The weighted average fair value per share of common stock, options and warrants granted to employees during the years ended June 30, 2004 and 2003 approximated $1.27 and $0.74 respectively, are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility at 85%, risk-free interest rates ranging from 2.48% to 3.83%, and expected lives ranging from 5 to 10 years.

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     Comprehensive income (loss)

     The Company presents comprehensive income (loss) in accordance with SFAS 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income (loss) and its components. As this statement pertains to disclosure information requirements, it has no impact on the Company's operating results or financial position. The Company's adjustment to arrive at comprehensive income (loss) consists of the marketable securities valuation adjustment and is presented in the accompanying consolidated statements of shareholders' equity and comprehensive loss.

     Basic and diluted net loss per share

     The Company displays loss per share in accordance with SFAS 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires dual presentation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. The diluted loss per share does not include the impact of potential shares to be issued upon exercise of convertible preferred stock, options and warrants aggregating approximately 27,612,000 and 24,167,000 at June 30, 2004 and 2003 respectively, because the Company had a net loss available to common stockholders and, therefore, the effect would be anti-dilutive.

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

     Concentrations and fair value of financial instruments

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and marketable securities. At June 30, 2004, the Company's cash investments are held at primarily one financial institution. The fair value of financial instruments approximates their recorded values.

     Reclassifications

     Certain reclassifications have been made to the 2003 consolidated financial statements shown for the prior periods in order to have them conform to the current period's classifications.

     Summary of recent accounting pronouncements

     In December 2003, the SEC issued Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"), which codifies, revises and rescinds certain sections of SAB No. 101, "Revenue Recognition in Financial Statements", in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The Company adopted SAB 104 and it did not have a material impact on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.


4    Business combination

     On July 9, 2002, the Company acquired all of the outstanding capital stock of NNSI pursuant to a Stock Purchase Agreement dated as of January 30, 2002, as amended, among Norstan, Inc. ("Seller") and NNSI, both Minnesota corporations, and the Company. NNSI provides multiple source data and voice

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     services and related consulting and professional services throughout the United States. The acquisition of NNSI provides the Company with a competitive advantage of offering a complete program of internet security and communication services when soliciting customers.

     Consideration was $7,500,000, $3,750,000 of which was paid in cash on or prior to closing and $3,750,000 was payable under the terms of a non-interest bearing promissory note due July 9, 2003. The $3,750,000 in cash paid by the Company to the Seller was obtained through equity and debt financing and to a lesser extent from working capital.

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

     The results of NNSI's operations have been included in the consolidated financial statements commencing July 9, 2002.

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
                                                                         =================

     The fair value of acquired intangible assets and goodwill was determined by an independent appraiser in fiscal 2003. The fair value of acquired intangible assets subject to amortization and accumulated amortization at June 30, 2004 and 2003, is as follows:

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Accumulated          Accumulated
                                                                     Amortization at      Amortization at
                                                      Fair Value       June 30, 2004       June 30, 2003
                                                  -----------------  ---------------     -----------------
      Contractual customer relationships          $       2,436,000  $         963,923   $         476,723
      Computer billing software                             940,000            371,957             183,957

     All of the goodwill arising from this acquisition is expected to be deductible for income tax purposes over a period of 15 years. Based on intangible assets held at June 30, 2003, estimated amortization of the Company's identifiable intangible assets will equal approximately $675,000 in each of the three succeeding fiscal years. Total amortization expense for the years ended June 30, 2004 and 2003 on such intangibles was $675,200 and $660,680, respectively.

     The following unaudited pro forma information for the year ended June 30, 2003 gives pro forma effect to the completion of the acquisition of NNSI as if it had occurred July 1, 2002. The Company has a fiscal year end of June 30 while NNSI had a fiscal year end of April 30. The consolidated operations of the Company for the year ended June 30, 2003 have been combined with NNSI's operations for the period of July 1, 2002 to July 9, 2002, the date of the acquisition.

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

                                                    Proforma
                                               For the year ended
                                                      June 30,
                                                      2003
                                               ------------------
                                                 (As restated)
                                                   (Unaudited)
        Revenue                               $       21,511,459
        Net loss from continuing
            operations available to
            common shareholders               $       (6,847,538)
        Basic and diluted net loss per
            share from continuing operations  $             (.48)
        Net loss available to common
            shareholders (including
            discontinued operations)          $      (12,093,956)
        Basic and diluted net loss per
            share (including discontinued
            operations)                       $             (.94)

5    Disposal of business segment

     During June 2001, the Company formally adopted a plan to discontinue its ComputerCOP software operations. Effective August 31, 2002, the Company ceased all operations of ComputerCOP and terminated all remaining employees of ComputerCOP. During the year ended June 30, 2003, the Company recorded activity related to the cessation of operations and the lease payments related to the facility, totaling $117,097. Accrued losses of discontinued

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     operations included within the accompanying consolidated balance sheet at June 30, 2004 represent lease payment obligations on the ComputerCOP facility.

6    Marketable securities, available for sale

     Proceeds from sales of marketable securities and realized losses on such sales aggregated $79,954 and $115,201, respectively for the year ended June 30, 2003. There were no sales of marketable securities during the year ended June 30, 2004.

7    Property and equipment, net

     Property and equipment consist of the following:

                                                                                        June 30,
                                                                        --------------------------------------

                                                                                2004                2003
                                                                        -----------------    -----------------
              Machinery and equipment                                   $         898,770    $         880,422
              Furniture and fixtures                                              226,678              218,497
              Leasehold improvements                                              142,432              142,432
                                                                        -----------------    -----------------
                                                                                1,267,880            1,241,351
              Less: accumulated depreciation and amortization                    (868,525)            (663,159)
                                                                        -----------------    -----------------
              Property and equipment, net                               $         399,355    $         578,192
                                                                        =================    =================

8    Accounts payable and accrued expenses

     Accounts payable and accrued expenses consist of the following:

                                                                                        June 30,
                                                                        --------------------------------------
                                                                                                (As restated)
                                                                                2004                2003
                                                                        -----------------    -----------------
              Trade accounts payable and other accrued operating
                 expenses                                               $       2,870,458    $       2,648,242
              Sales, excise and universal services charges payable                813,216              518,120
              Dividends payable                                                 1,810,179              572,042
              Compensated absences                                                296,827              388,272
              Provider settlement obligation                                        -                  205,000
              Other liabilities                                                   158,791              199,370
              Bonuses and commissions payable                                     205,933              101,069
              Accrued taxes                                                         -                  100,000
                                                                        -----------------    -----------------
                                                                        $       6,155,404    $       4,732,115
                                                                        =================    =================

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

     For the year ended June 30, 2003, the Company issued 3,240,000 shares of its common stock as follows:

     -- In January 2003, the Company entered into a three-year consulting agreement. In return for services, the Company issued 100,000 shares of the Company's unregistered common stock. During May 2003, the agreement was revised to increase the amount of unregistered common stock issued to the consultant by 150,000 shares and the period for which services are to be performed was shortened by 4 months. Additionally, the Company granted an immediately exercisable five-year warrant to purchase 350,000 shares of the Company's common stock at an exercise price of $1.50 per share. The fair value of the 250,000 shares issued is being revalued monthly and the aggregate value of the unearned shares at June 30, 2004 and 2003, totaling $111,459 and $104,758, respectively, are included in unamortized value of equity compensation in the accompanying consolidated balance sheets. The aggregate fair value of the earned shares for the years ended June 30, 2004 and 2003 were $196,563 and $38,305, respectively, and is included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.

     -- In March 2003, the Company issued 300,000 shares of unregistered common stock to Norstan, Inc. in addition to cash paid of $2.9 million in full settlement of its outstanding $3.75 million non-interest bearing promissory note.

     -- On June 1, 2003 the Company entered into two 30-month agreements with consultants. In consideration for these agreements, each consultant was issued 300,000 unregistered shares in July 2003, which vest at the monthly rate of 10,000 shares. The fair value of the 600,000 shares issued is being revalued monthly and the aggregate value of the unearned shares at June 30, 2004, totaling $363,800, is included in unamortized value of equity compensation in the accompanying consolidated balance sheets. The aggregate fair value of the vested shares at June 30, 2004 and 2003 is $377,400 and $22,000, respectively, and is included in sales and marketing expense in the accompanying consolidated statements of operations and comprehensive loss.

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

     -- During June 2003, the Company sold 100,000 shares of unregistered common stock during the year to accredited investors at $1 per share exclusive of commissions and fees of approximately 5%.

     -- During June 2003, the Company issued 125,000 shares of unregistered common stock to an employee/stockholder for legal services related to the Series A, B and C convertible preferred stock offerings. The aggregate value of the shares, $132,500, was recorded as a reduction of proceeds to additional paid in capital in the accompanying consolidated balance sheets.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For the year ended June 30, 2004, the Company issued 1,357,696 shares of its common stock as follows:

     -- During July 2003, the Company entered into a one-year agreement with a consultant. In return for services, the Company will issue 50,000 shares of unregistered common stock. Additionally, the Company granted the consultant 125,000 warrants to purchase the Company's common stock with a term of five years. The shares of unregistered common stock vest at the monthly rate of approximately 4,167 shares. The aggregate fair value of the vested shares of $76,000 at June 30, 2004, is included in sales and marketing expense in the accompanying consolidated statements of operations and comprehensive loss. The shares have been included in common stock in the accompanying consolidated balance sheets but as of June 30, 2004 only 25,000 shares were issued. The remaining 25,000 shares were issued shortly after June 30, 2004.

     -- During August and September 2003, the Company issued 1,200,000 shares of its common stock for a total cash consideration of $1,200,000. The shares were issued in connection with a private offering of the Company's securities pursuant to which shareholders received warrants to purchase shares of the Company's common stock at an initial exercise price equal to $1.25 per share. Two hundred warrants were issued for each 1,000 shares of common stock and are exercisable for five years from the issuance date.

     -- During October 2003, the Company entered into a one-year agreement with a consultant. The consultant was issued 27,696 unregistered shares of common stock, which vest at 15,012 shares for the first month and approximately 1,153 shares for each month thereafter. The fair value of the shares issued is being revalued monthly and the aggregate value of the unearned shares at June 30, 2004, totaling $4,942, is included in unamortized value of equity compensation in the accompanying consolidated balance sheets. The aggregate fair value of the earned shares at June 30, 2004, $42,300, is included in sales and marketing expense in the accompanying consolidated statements of operations and comprehensive loss.

     -- During November 2003, 45,000 shares of the Company's common stock were issued to an individual upon the exercise of warrants previously issued for cash consideration of $56,250.

     -- During December 2003, the Company issued 60,000 shares of its common stock in full settlement of an outstanding $120,000 note payable. Management determined the fair value of the common shares issued based on the quoted market price on such date to be $102,600. The Company recorded the difference between the consideration given and the carrying value of the note as a gain on extinguishment of debt in the accompanying consolidated statements of operations and comprehensive loss.



     Convertible Preferred Stock

     In conjunction with preparing the Company's financial statements for the year ended June 30, 2004, it was determined that the Company improperly calculated its preferred stock dividends and related beneficial conversion feature charges. As such, the Company determined that it needed to restate the financial statements for the year ended June 30, 2003 and the quarters ended September 30, 2002, December 31, 2002, March 31, 2003, September 30, 2003, December 31, 2003 and March 31, 2004 for these non-cash charges. The Company's convertible preferred stock dividends and related beneficial feature charges are $6,261,314 and $5,721,869 for the years ended June 30, 2004 and 2003, respectively.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The preferred stock dividends consist of stated dividends, imputed dividends resulting from increasing rate preferred stock and registration default dividends. In accordance with Staff Accounting Bulletin ("SAB") Topic 5.Q "Increasing Rate Preferred Stock", the Company recorded the fair value of its increasing rate Series A, B, and C Preferred Stock at the date of issuance. The difference between the proceeds received and the fair value of the preferred stock was recorded as a preferred stock discount and is being amortized, and reflected as a preferred stock dividend, over the periods until the perpetual dividends are in effect.

     In accordance with our preferred stock shareholder agreements, upon notification, the Company is required to file a registration statement to register the Company's common stock. The Company received a request to file a registration statement on May 1, 2003 and the related registration statements were not declared effective until June 2, 2004, and July 19, 2004. As a result, the Company has calculated the default penalties specified within the preferred stock agreements and reflected it as a dividend to preferred stockholders at June 30, 2004 and 2003 within the Company's financial statements.

     Beneficial conversion feature charges were recorded in connection with the issuance of the Series A, B and C Preferred Stock. Those non-cash charges are based on the difference between the most favorable conversion price and the market price of the Company's common stock on the dates the Series A, B and C Preferred Stock were issued.

     As of June 30, 2004, approximately 13,327,000 shares of the Company's common stock are issuable upon conversion of preferred stock.

     During the year ended June 30, 2004, investors had converted 98,814 shares of Series A Preferred Stock, 43,782 shares of Series B Preferred Stock and 16,534 shares of Series C Preferred Stock resulting in issuances of 3,720,446 shares of common stock.

     Series A Convertible Preferred Stock
     ------------------------------------

     On July 16, 2002 the Company amended its Certificate of Incorporation, as authorized by its Board of Directors, by designating 1,000,000 shares of its 2,000,000 shares of preferred stock as Series A Convertible Preferred Stock, par value $.0033 per share ("Series A Preferred Stock").

     The Company issued 269,462 shares of its Series A Preferred Stock for total cash consideration of $4,041,972 during fiscal 2003. The shares were issued in connection with a private offering of the Company's securities pursuant to which shareholders also received warrants to purchase shares of the Company's common stock at an initial exercise price equal to $1.65 per share. Five warrants were issued for each share of Series A Preferred Stock. The warrants, which were valued at $779,427, have an exercise price equal to $1.65 per share and are exercisable for five years from the issuance date.

     Approximately $3,000,000 of the proceeds from the sale of the Series A Preferred Stock was used to purchase the outstanding capital stock of NNSI.

     Cumulative dividends on the Series A Preferred Stock accrue at a rate of 8% per annum from the date of issuance through June 30, 2004 and thereafter at a rate of 12% per annum and will be payable annually at the Company's option in cash or Series A Preferred Stock. Cumulative preferred dividends in arrears on the Series A Preferred Stock were $285,424 and $299,513 at June 30, 2004 and 2003, respectively. Each share of the Series A Preferred Stock was originally convertible at the holders' option into 10 shares of common stock. Pursuant to the anti-dilution provision of the Series A Preferred Stock, each share of Series A Preferred Stock is now convertible into 18.75 shares of common stock. Each share of Series A Preferred Stock will have ten votes and will vote as a single class with holders of the Company's common stock.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On December 1, 2003, stock dividends totaling 19,968 shares were paid in Series A Preferred Stock to Series A Preferred Stock investors representing accrued dividends through June 30, 2003.

     Series B Convertible Preferred Stock
     ------------------------------------

     On October 30, 2002, the Company amended its Certificate of Incorporation, as authorized by its Board of Directors, by designating 500,000 shares of its 2,000,000 shares of preferred stock as Series B Convertible Preferred Stock, par value $.0033 per share ("Series B Preferred Stock").

     The Company issued 290,963 shares of its Series B Preferred Stock for total cash consideration of $4,655,300 during fiscal 2003. The shares were issued in connection with a private offering of the Company's securities pursuant to which shareholders also received warrants to purchase shares of the Company's common stock at an initial exercise price equal to $1.25 per share. Five warrants were issued for each share of Series B Preferred Stock. The warrants which were valued at $701,430, have an exercise price equal to $1.25 per share and are exercisable for five years from the issuance date.

     Cumulative dividends on the Series B Preferred Stock accrue at a rate of 8% per annum from the date of issuance through January 31, 2005 and thereafter at a rate of 12% per annum and will be payable annually at the Company's option in cash or Series B Preferred Stock. Cumulative preferred dividends in arrears on the Series B Preferred Stock were $156,711 and $152,111 at June 30, 2004 and 2003, respectively. Each share of the Series B Preferred Stock is convertible at the holders' option into 20 shares of common stock. Each share of Series B Preferred Stock will have ten votes and will vote as a single class with holders of the Company's common stock.

     On February 1, 2004, stock dividends totaling 23,088 shares were paid in Series B Preferred Stock to Series B Preferred Stock investors representing accrued dividends through January 31, 2004.

     Series C Convertible Preferred Stock
     ------------------------------------

     The Company amended its Certificate of Incorporation, as authorized by its Board of Directors, by designating 100,000 shares of its 2,000,000 shares of preferred stock as Series C Convertible Preferred Stock, par value $.0033 per share ("Series C Preferred Stock").

     Since inception through June 30, 2004, the Company has issued 85,212 shares of its Series C Preferred Stock for a total cash consideration of $5,112,600. The shares were issued in connection with a private offering of the Company's securities pursuant to which shareholders also received warrants to purchase shares of the Company's common stock at an initial exercise price equal to $1.50 per share. Six warrants were issued for each share of Series C Preferred Stock. The warrants, which were valued at $616,012, have an exercise price equal to $1.50 per share and are exercisable for five years from the issuance date.

     Cumulative dividends on the Series C Preferred Stock accrue at a rate of 7% per annum from the date of issuance through April 30, 2005 and thereafter at a rate of 9% per annum and will be payable annually at the Company's option in cash or Series C Preferred Stock. Cumulative preferred dividends in arrears on the Series C Preferred Stock were $55,610 and $1,555 at June 30, 2004 and 2003, respectively. Each share of the Series C Preferred Stock is convertible at the holders' option into 60 shares of common stock. Each share of Series C Preferred Stock will have fifteen votes and will vote as a single class with holders of the Company's common stock.

     On May 1, 2004 stock dividends totaling 3,783 shares were paid in Series C Preferred Stock to Series C Preferred Stock investors represent accrued dividends through April 30, 2004.

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

                                                                              Approximate
                                                             Maximum         net cumulative
                                                            allowable          issuances         Maximum
                     Plans            Date adopted          issuances         June 30, 2004   term in years
              -----------------     ----------------      --------------     --------------    ------------

                  1998 Plan            June 1998                  282,500            112,000        10
                  2000 Plan            July 2000                1,500,000          1,204,000        10
                  2001 Plan          February 2001              1,750,000            500,000        10
                  2002 Plan            June 2002                3,000,000          2,039,500        10
                  2003 Plan            June 2003                2,400,000            114,450        10
                                                           --------------    ---------------
                                                                8,932,500          3,969,950
                                                           ==============    ===============

     Warrants

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

          -- In January 2003, the Company entered into a three-year consulting agreement. In return for services, the Company issued 100,000 shares of unregistered common stock. During May 2003, the agreement was revised to increase the amount of unregistered common stock issued to the consultant by 150,000 shares and the period for which services are to be performed was shortened by 4 months. Additionally, the Company granted an immediately exercisable three-year warrant to purchase 350,000 shares of the Company's common stock at an exercise price of $1.50 per share. The value of the warrant is determined monthly as the warrants vest using the Black-Scholes option-pricing model. The value of the warrants for the years ended June 30, 2004 and 2003, was $254,685 and $51,287, respectively, and are included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          -- In April 2003, a consultant was granted a five-year warrant to purchase a total of 750,000 shares of common stock, at an exercise price of $1.00 per share. The warrants vest as follows:
               250,000 in April  2003,  250,000 in October  2004 and  250,000 in
               April 2006. The value of the warrant is determined monthly using the Black-Scholes option-pricing model. The value of the warrants for the years ended June 30, 2004 and 2003, was $314,997 and
               $37,875, respectively and are included in general and administrative expense in the accompanying consolidated statements of operations and comprehensive loss.

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

     For the year ended June 30, 2004, the Company granted warrants to purchase its common stock as follows:

          -- During July 2003, a consultant was granted a three-year warrant to purchase a total of 415,000 shares of common stock at an exercise price of $1.63 per share. The warrants vest as follows:
               200,000 in July 2003 and the remaining 215,000 vest at 20,000 per month beginning January 1, 2004. The value of the warrant is determined monthly using the Black-Scholes option-pricing model. The value of the warrants for the year ended June 30, 2004 was $189,134 and included in general and administrative expense in the accompanying consolidated statement of operations and comprehensive loss.

          -- During July 2003, the Company entered into a one-year consulting agreement. In return for services, the Company issued 50,000 shares of unregistered common stock. Additionally, the Company granted the following five-year warrants to purchase the Company's common stock:

                    -- 25,000 warrants at an exercise price of $1.50 per share which vest at a rate of approximately 2,083 per month;
                    -- 25,000 warrants at an exercise price of $2.00 per share which vest at a rate of approximately 2,083 per month;
                    -- 25,000 warrants at an exercise price of $3.00 per share which vest at a rate of approximately 2,083 per month; and
                    -- 50,000 warrants at an exercise price of $5.00 per share which vest at a rate of approximately 41,67 per month. The value of the warrants are determined monthly as the warrants vest using the Black- Scholes option-pricing model.

               The value of the warrants for the year ended June 30, 2004, was $103,306 and is included in sales and marketing expense in the accompanying consolidated statements of operations and comprehensive loss.

          -- During 2004, the Company granted 370,620 three-year warrants at an exercise price of $1.00 to investment bankers in conjunction with the Series C preferred stock offering. The value of the warrants totaling approximately $528,000 was recorded as a reduction to preferred stock in the accompanying consolidated balance sheets.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The  value  of  the  warrants  were  calculated  using  the   Black-Scholes
     option-pricing model with the following assumptions: no dividend yield, expected volatility of 85% for fiscal 2004 and 2003, risk- free interest rates ranging from 2.40% to 3.36%, and expected life equaling the term of each respective warrant.

     Summary of options and warrants

     The following is a summary of all of the Company's stock options and warrants that were described in detail above:

                                                                               Weighted
                                                                                average
                                                                Number         exercise
                                                             options and       price per
                                                               warrants          share
                                                              ----------     ------------

         Outstanding at June 30, 2003                         13,123,418     $      2.97
                                                              ----------
         Granted                                               1,393,295     $      1.48
         Exercised                                               (45,000)    $      1.25
         Forfeited                                              (187,200)    $      3.22
                                                              ----------
         Outstanding at June 30, 2004                         14,284,513     $      2.83
                                                              ==========

     At June 30, 2004, there were approximately 4,962,600 options available for future issuance.

     The following table summarizes information about all of the Company's options and warrants outstanding at June 30, 2004:

                                              Options and warrants                Options and warrants
                                                 outstanding at                      exercisable at
                                                  June 30, 2004                       June 30, 2004
                                       ----------------------------------------  -------------------------
                                                    Weighted
                                                    average       Weighted                   Weighted
                                                   remaining      average                     average
              Range of              Number of     contractual     exercise      Number of    exercise
           exercise prices            shares          life           price        Shares        price
         -----------------          ---------     -----------   ----------     ----------    ----------
         $      0.80-$1.50           6,814,036         3.54     $     1.17      4,988,083    $     1.20
         $      1.63-$2.00           2,390,477         3.15     $     1.65      2,358,977    $     1.65
         $      2.94-$3.00             131,000         1.34     $     2.95        131,000    $     2.95
         $      4.00-$4.82           1,845,000         1.89     $     4.02      1,845,000    $     4.02
         $      5.00-$5.25           2,238,000         1.27     $     5.11      2,232,666    $     5.11
         $      6.00-$8.00             162,500         1.38     $     6.03        162,500    $     6.03
         $     10.00-$12.00            622,000         2.05     $    10.93        622,000    $    10.93
         $     17.00-$18.00             81,500         0.41     $    17.91         81,500    $    17.91
                                    ----------                                 ----------
                                    14,284,513                                 12,421,726
                                    ==========                                 ==========

     Options and warrants exercisable as of June 30, 2003 was 10,554,286. All employee based stock compensation awards issued for the year ended June 30, 2004 had no intrinsic value and, accordingly, resulted in no charge to operations in such period.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10   Segment information

     The Company reports segments in accordance with Financial Accounting Standards Board Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). As of June 30, 2003, the Company and its subsidiaries operated in three separate business segments, the Technology segment, the Telecommunications segment and the Management and Consulting segment. These operating segments are representative of the Company's management approach to its evaluation of its operations. Effective January 1, 2004, the Company instituted a new segment reporting format to include three reportable business segments: Voice Services, Managed Service Charges and Equipment and Consulting. This segment reporting change was made to better reflect management's approach to operating and directing the businesses and to more closely align financial and managerial reporting. As required by SFAS 131, prior year operating information in the following table has been restated to conform with the current year presentation.

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

                                                          For the year ended June 30,
                                                      ------------------------------------
                                                             2004                2003
         Revenue
              Voice Services                          $     16,591,998    $     15,655,027
              Managed Service Charges                        6,854,491           4,964,325
              Equipment and Consulting                       1,508,601             540,107
                                                      ----------------    ----------------
                  Total                               $     24,955,090    $     21,159,459
                                                      ================    ================
         Cost of revenue
              Voice Services                          $     10,490,476    $     10,379,146
              Managed Service Charges                        4,174,403           3,456,986
              Equipment and Consulting                         779,635             199,912
                                                      ----------------    ----------------
                Total                                 $     15,444,514    $     14,036,044
                                                      ================     ===============
         Operating (loss) income
              Voice Services                          $     (1,429,635)   $     (3,676,189)
              Managed Service Charges                         (921,944)         (1,331,428)
              Equipment and Consulting                        (446,551)         (1,564,538)
                                                      ----------------    ----------------
                  Total                               $     (2,798,130)   $     (6,572,155)
                                                      ================    ================

     The Company is not disclosing total assets for each reportable segment because this information is not reviewed by the chief operating decision maker.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Net revenue by geographic area follows:

                                                          For the year ended June 30,
                                                      -----------------------------------
                                                             2004               2003
                                                      ----------------   ----------------
           Revenue
              United States                           $     23,666,706   $     20,895,276
              Foreign                                        1,288,384            264,183
                                                      ----------------   ----------------
                  Total                               $     24,955,090   $     21,159,459
                                                      ================   ================

     The Company had one major customer which accounted for 30% of consolidated revenue for the year ended June 30, 2004 and two customers which accounted for 20% and 11%, respectively, of consolidated accounts receivable at June 30, 2004. The Company had two major customers which accounted for 32% and 11%, respectively, of consolidated revenue for the year ended June 30, 2003 and two customers which accounted for 14% and 11%, respectively, of consolidated accounts receivable at June 30, 2003. Additionally, the Equipment and Consulting segment was dependent upon one customer, who accounted for 77% and 71% of the segment's revenues for the year ended June 30, 2004 and 2003, respectively.

10   Income taxes

     The provision for income taxes consists of the following:

                                                          For the year ended June 30,
                                                         ----------------------------
                                                               2004              2003
                                                         ---------------   --------------

              Current  - Federal and States               $    (124,448)    $     129,300
              Deferred - Federal                                 -                 -
              Deferred - States                                  -                 -
                                                          -------------     -------------

              (Benefit from) provision for income taxes  $    (124,448)    $     129,300
                                                         ==============    ==============

     The following table summarizes the significant differences between the Federal statutory tax rate and the Company's effective tax rate for financial reporting purposes:

                                                          For the year ended June 30,
                                                         ----------------------------
                                                               2004              2003
                                                         ---------------   --------------
              Federal statutory tax rate                       (34.0)%           (34.0)%
              State and local taxes net of Federal
                Tax effect                                     (10.8)             (4.5)
              Permanent differences                              1.0                .5
              Valuation allowance on deferred tax
                Asset                                           38.8              36.0
                                                         -------------     ------------
              Effective tax rate                                (4.5)%            (2.0)%
                                                         =============     ============

     The tax effects of temporary differences and carryforwards that give rise to deferred tax assets or liabilities are summarized as follows:

                                                                                        June 30,
                                                                        --------------------------------------
                                                                               2004                  2003
                                                                        -----------------    -----------------

                  Non deductible reserves and other                     $         709,000    $         855,000
                  Loss on disposal of discontinued operations                      51,000               85,000
                  Intangible assets                                               276,000              173,000
                  Net operating loss carryforward                              21,212,000           21,263,000
                  Valuation allowance on net deferred tax asset               (22,248,000)         (22,376,000)
                                                                        -----------------    -----------------
                           Deferred tax asset, net                      $           -        $            -
                                                                        =================    ==================

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Due to the history of net operating losses for income tax purposes, the Company has provided for full valuation allowances on the net deferred tax asset due to it being more likely than not that the deferred tax asset will not be utilized.

     At June 30, 2004, the Company has net tax operating loss carryforwards of approximately $53.0 million. A portion or all of these losses may be subject to Section 382 of the Internal Revenue Code and therefore not available to offset future income tax liabilities. The carryforward losses expire in the years 2014 through 2024 and have not been recognized in the accompanying consolidated financial statements as a result of a valuation allowance against the deferred tax asset.


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

     In connection with the Company's purchase of ComputerCOP Corporation, the Company incurred finder fees of $960,000. On December 22, 2003, the Company agreed to issue 60,000 shares of its common stock in full settlement of its outstanding $120,000 note payable. Management determined the fair value of the common shares issued based on the quoted market price on such date equaled $102,600. The Company recorded the difference between the consideration given and the carrying value of the note as of December 22, 2003, as a gain on extinguishment of debt in the accompanying consolidated statements of operations.

12   Related party transactions

     On July 10, 2002, the Company received advances from four individuals, one of whom is an officer and director of the Company and another who is a director of the Company, aggregating $600,000 which as of June 30, 2004 has been subsequently repaid. The advances were non- interest bearing, due on demand and had no scheduled repayment terms.

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

     On June 1, 2003 the Company entered into a 30 month consulting agreement with a corporation whose majority owner is also an employee of the Company,

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     for marketing and new business development opportunities, as well as strategic advisory services. Under the terms of the agreement the Company will issue 150,000 unregistered shares, which vest at the monthly rate of 10,000 shares. The agreement is cancelable at the Company's option upon 90 days notice.

     During June 2003, the Company issued 250,000 shares of unregistered common stock to a corporation whose majority owner is also an employee and stockholder, which resulted in a charge to fiscal 2003 operations of $265,000.

     During June 2003, the Company issued 125,000 shares of unregistered common stock to an employee/stockholder for legal services related to the Series A, B and C convertible preferred stock offerings. The aggregate value of the shares, $132,500, was recorded as a reduction of proceeds to additional paid in capital in the accompanying consolidated balance sheet.

     During  the  years  ended  June  30,  2004  and  2003,   the  Company  paid
     approximately $203,000 and $185,000, respectively, for legal services to law firms in which an employee/stockholder is affiliated.


13   Major customers/significant agreements

     Sprint Communications Company L.P.

     During August 2002, the Company entered into two agreements with Sprint Communications Company L.P. ("Sprint") to provide telecommunication services to the Company's customers. The agreement for switched services has a term of 28 months and the agreement for the data and private line services has a term of 24 months. The Company made purchases from Sprint that aggregated approximately 73% and 84% of the total cost of revenue for the year ended June 30, 2004 and 2003, respectively. The Company has a commitment to purchase a minimum of $650,000 of telecommunication services monthly from Sprint.


14   Commitments and contingencies

     Leases

     The Company has entered into several leases for office space, office equipment and vehicles. At June 30, 2004, the approximate future minimum annual lease payments, are summarized as follows:

                  Fiscal year ending June 30,

                       2005                            $        661,000
                       2006                                     311,000
                       2007                                      28,000
                                                       ----------------
                                                       $      1,000,000
                                                       ================

     The above future minimum annual lease payments include approximately $129,000 in payments for discontinued operations.

     Total rent expense (excluding discontinued operations) for the years ended June 30, 2004 and 2003 was $707,228 and $648,784, respectively.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Employment agreements

     During October 2000, the Company entered into employment agreements with certain members of its executive management team. All of the employment agreements provide for certain payments following death or disability, for certain fringe benefits such as reimbursement for reasonable expenses and participation in medical plans, and for accelerated payments in the event of change of control of the Company. The specific terms are as follows:

     -- The agreement with the Chief Executive Officer is for a term of five years at an annual salary of $275,000 subject to cost of living increments. On July 1, 2004, a new agreement was entered into for a term of six years at an annual salary of $275,000 subject to cost of living increments.

     -- The agreement with the Senior Vice President is for a term of three years, subject to two additional one-year extensions, at an annual salary of $175,000. On July 1, 2004, a new agreement was entered into for a term of five years, subject to additional one-year extensions at an annual salary of $175,000.

     -- The agreement with the Chief Financial Officer is for a term of three years, subject to two additional one-year extensions, at an annual salary of $150,000. On July 1, 2004, a new agreement was entered into for a term of five years, subject to additional one-year extensions at an annual salary of $175,000.

     Benefit plans

     The Company has established a 401(k) defined contribution plan. Employees 21 years or older with at least six months of service are eligible to participate in the plan. Participants may elect to contribute, on a tax-deferred basis, up to 15% of their compensation, not to exceed $13,000, in 2004. The Company did not make any contributions to the plan for the years ended June 30, 2004 and 2003.


15   Liquidity

     Historically,  the  Company has  experienced  significant  reoccurring  net operating losses as well as negative cash flows from operations. The Company's main source of liquidity has been equity financing which is used to fund losses from operating activities. Management believes that existing sources of liquidity and anticipated funds from operations will satisfy the Company's projected capital requirements. For the year ended June 30, 2004, the Company has raised, exclusive of commissions, approximately $5.5 million from the sale of its preferred and common stock.

16   Subsequent event

     In August 2004, Nasdaq informed the Company that their common stock would be de-listed if we did not comply with Nasdaq's minimum bid price requirement by February 14, 2005. In order to comply, the closing bid price of our common stock had to equal or exceed $1.00 per share for at least ten consecutive trading days prior to that date.

     If the Company does not comply with this requirement and Nasdaq determines that the Company meets the initial listing criteria for its SmallCap Market of shareholders' equity of $5 million and $50 million in market value of listed securities or $750,000 in net income from continuing operations in the most recently completed fiscal year or in two of the last three most recently completed fiscal years, the Company will be granted an additional six-month period to achieve the minimum bid price.

                                  SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                             Additions                            Balance
                                                          Balance at         charged to     Deductions from         at
                                                           beginning         costs and         allowances           end
                                                           of period          expenses                           of period
                                                          ----------         ----------     ---------------      ---------
Year ended June 30, 2004:
  Allowance for doubtful notes and accounts
     receivable                                        $       179,859    $        15,000   $        63,181   $       131,678
  Accrued losses of discontinued operations            $       237,525    $           -     $       111,170   $       126,355

Year ended June 30, 2003:
  Allowance for doubtful notes and accounts
     receivable                                        $       191,164    $       188,550   $       199,855   $       179,859
  Allowance for other assets                           $        89,589    $           -     $        89,589   $           -
  Accrued losses of discontinued operations            $       372,970    $       117,097   $       252,542   $       237,525

                                      F-32