Form 10QSB
period 2004-09-30
NETWOLVES CORP
filed 2004-11-15
CIK 1084103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the quarterly period ended September 30, 2004

                        Commission file number 000-25831

                             NetWolves Corporation
             (Exact name of registrant as specified in its charter)

              New York                                11-2208052
        (State or other jurisdiction               (I.R.S. Employer
         of incorporation or                        Identification No.)
         organization)


                  4805 Independence Pkwy, Tampa, Florida 33634
                    (Address of principal executive offices)

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

                        Yes   [X]        No  [  ]


Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

                                            NUMBER OF SHARES OUTSTANDING ON
       TITLE OF CLASS                            November 12, 2004
       --------------                       --------------------------------

Common Stock, $.0033 par value                      22,169,909

                     NETWOLVES CORPORATION AND SUBSIDIARIES
                        form 10-QSB - SEPTEMBER 30, 2004


                                     INDEX


PART I - FINANCIAL INFORMATION


   ITEM 1 - FINANCIAL STATEMENTS

   CONDENSED CONSOLIDATED BALANCE SHEETS
     September 30, 2004 (unaudited) and June 30, 2004                    1 - 2

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS For the three months ended September 30, 2004 (unaudited)
     and September 30, 2003 (unaudited and as restated)                  3 - 4

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the three months ended September 30, 2004 (unaudited)
     and September 30, 2003 (unaudited)                                  5 - 6

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                 7 - 11

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
            OF OPERATION                                               12 - 16

   ITEM 3 - CONTROLS AND PROCEDURES                                         17


PART II - OTHER INFORMATION

   ITEM 1 - LEGAL PROCEEDINGS                                               18

   ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS     18

   ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                 18

   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             18

   ITEM 5 - OTHER INFORMATION                                               18

   ITEM 6 - EXHIBITS                                                        18

SIGNATURES                                                                  19

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  September 30,           June 30,
                                                                                      2004                  2004
                                                                                 --------------         --------------
                                                                                   (Unaudited)
ASSETS

Current assets
     Cash and cash equivalents                                                $        4,084,163     $       5,439,345
    Accounts receivable, net of allowance of $165,370 and $131,678 at
      September 30, 2004 and June 30, 2004, respectively                               5,000,774             3,421,185
     Inventories                                                                         339,486                79,764
     Prepaid expenses                                                                    276,704               277,869
     Other current assets                                                                 16,189                30,993
                                                                              ------------------     ------------------
         Total current assets                                                          9,717,316             9,249,156
                                                                              ------------------     ------------------
Restricted cash                                                                           25,638                25,566
                                                                              ------------------     ------------------
Property and equipment, net                                                              359,774               399,355
                                                                              ------------------     ------------------
Internally developed software, net                                                         6,522                12,594
                                                                              ------------------     ------------------
Identifiable intangible assets
Patent                                                                                    61,243                58,106
Licenses                                                                                 203,000               203,000
Contractual customer relationships, net                                                1,401,980             1,526,851
Computer billing software, net                                                           521,043               568,043
                                                                              ------------------     ------------------
         Total identifiable intangible assets                                          2,187,266             2,356,000
                                                                              ------------------     ------------------
Goodwill                                                                               3,515,698             3,515,698
                                                                              ------------------     ------------------
Other assets                                                                              60,312                60,312
                                                                              ------------------     ------------------
                                                                              $       15,872,526     $      15,618,681
                                                                              ==================     ==================

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS



(continued)

                                                                                  September 30,           June 30,
                                                                                      2004                  2004
                                                                                ----------------      ----------------
                                                                                   (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued expenses                                     $        4,818,800     $       4,345,225
    Dividends payable                                                                  1,796,900             1,810,179
    Accrued losses of discontinued operations                                             97,874               107,841
    Deferred revenue                                                                     131,407               369,088
                                                                              ------------------     ------------------
       Total current liabilities                                                       6,844,981             6,632,333

Deferred revenue                                                                           8,333                29,667

Accrued losses of discontinued operations                                                 -                     18,514
                                                                              ------------------     ------------------
         Total liabilities                                                             6,853,314             6,680,514
                                                                              ------------------     ------------------
Commitment and contingencies

Shareholders' equity
    Series A convertible preferred stock, $.0033 par value; $6,363,554 liquidation preference; 1,000,000 shares authorized;
      206,025 and 190,616 shares issued and outstanding on September 30,
      2004 and June 30, 2004                                                           2,368,292             2,112,039
    Series B convertible preferred stock, $.0033 par value; $9,137,930 liquidation preference; 500,000 shares authorized;
      270,269 shares issued and outstanding on September 30, 2004
      and June 30, 2004                                                                3,301,774             3,257,037
    Series C convertible preferred stock, $.0033 par value; $6,940,308 liquidation preference; 100,000 shares authorized; 55,785 and
      72,461 shares issued and outstanding on September 30, 2004 and
      June 30, 2004, respectively                                                      2,244,365             3,013,771
    Preferred stock, $.0033 par value; 400,000 shares authorized;
      no shares issued and outstanding on September 30, 2004 and
      June 30, 2004                                                                         -                     -
    Common stock, $.0033 par value; 50,000,000 shares authorized;
      22,019,240 and 20,925,261 shares issued and outstanding on
      September 30, 2004 and June 30, 2004, respectively                                  72,664                69,054
     Additional paid-in capital                                                       73,947,959            73,631,120
     Unamortized value of equity compensation                                           (265,554)             (480,201)
     Accumulated deficit                                                             (72,650,288)          (72,664,653)
                                                                              ------------------     ------------------
       Total shareholders' equity                                                      9,019,212             8,938,167
                                                                              ------------------     ------------------
                                                                              $       15,872,526     $      15,618,681
                                                                              ==================     ==================

   The accompanying notes are an integral part of these condensed consolidated financial statements.


                    NETWOLVES CORPORATIOIN AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                        For the three months ended
                                                                                              September 30,
                                                                                        ---------------------------
                                                                                                        (As restated)
                                                                                            2004            2003
                                                                                    ------------------  ----------------
 Revenue
       Voice services                                                               $       5,017,381  $     4,161,074
       Managed service charges                                                              1,871,433        1,399,776
       Equipment and consulting                                                               186,955          440,696
                                                                                    -----------------  ----------------
                                                                                            7,075,769        6,001,546
                                                                                    -----------------  ----------------
 Cost of revenue
       Voice services                                                                       3,137,097        2,747,932
       Managed service charges                                                              1,074,256          920,813
       Equipment and consulting                                                               131,108          289,666
                                                                                    -----------------  ----------------
                                                                                            4,342,461        3,958,411
                                                                                    -----------------  ----------------
 Gross profit                                                                               2,733,308        2,043,135
                                                                                    -----------------  ----------------

Operating expenses
    General and administrative                                                              1,579,089        1,646,116
    Engineering and development                                                               234,765          253,399
    Sales and marketing                                                                       911,093        1,037,717
                                                                                    -----------------  ----------------
                                                                                            2,724,947        2,937,232
                                                                                    -----------------  ----------------
 Income (loss) before other income                                                              8,361         (894,097)
                                                                                    -----------------  ----------------
 Other income
    Investment income                                                                           6,004            1,391

    Minority interest                                                                            -                 307
                                                                                    -----------------  ----------------
                                                                                                6,004            1,698
                                                                                    -----------------  ----------------
Income (loss) before income taxes                                                              14,365         (892,399)
Provision for income taxes                                                                       -              32,000
                                                                                    -----------------  ----------------
 Net income (loss)                                                                  $          14,365  $      (924,399)
                                                                                    =================  ================

   The accompanying notes are an integral part of these condensed consolidated financial statements.


                     NETWOLVES CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



 (continued)

                                                                                           For the three months ended
                                                                                                  September 30,
                                                                                           -------------------------------
                                                                                                            (As restated)
                                                                                                2004            2003
                                                                                           ---------------  ---------------
 Basic and diluted net loss per share

 Net income (loss)                                                                      $          14,365  $      (924,399)

    Dividends and beneficial conversion feature on convertible preferred stock                   (406,645)      (3,425,607)
                                                                                        -----------------  ----------------

Net loss atributable to common shareholders                                              $       (392,280)  $    (4,350,006)
                                                                                        =================  ================

Basic and diluted net loss per share                                                    $           (.02)  $         (.27)
                                                                                        =================  ================
 Weighted average common shares
    outstanding, basic and diluted                                                             21,538,183       15,996,335
                                                                                        =================  ================

   The accompanying notes are an integral part of these condensed consolidated financial statements.


                     NETWOLVES CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                     For the three months ended
                                                                                           September 30,
                                                                                --------------------------------------

                                                                                      2004                  2003
                                                                                ------------------  ------------------
Cash flows from operating activities
     Net income (loss)                                                          $       14,365       $     (924,399)
     Adjustments to reconcile net income (loss) to net cash used in operating activities
           Depreciation                                                                 52,726               56,285
           Amortization                                                                177,943              180,774
           Bad debt expense                                                             70,974                 -
           Non-cash charge to operations with respect to
            stock and warrants issued for services and amortization
            of previously issued warrants                                               83,400              272,585
           Minority interest                                                              -                    (307)

     Changes in operating assets and liabilities
       Restricted cash                                                                     (72)                -
       Accounts receivable                                                          (1,650,563)            (406,701)
       Inventories                                                                    (259,722)             (27,692)
       Prepaid expenses                                                                  1,165               79,453
       Other current assets                                                             14,804               (2,252)
       Accounts payable and accrued expenses                                           443,576             (165,732)
       Accrued loss on disposal of discontinued operations                             (28,481)             (26,711)
       Deferred revenue                                                               (259,015)            (269,710)
                                                                                ---------------      ---------------

         Net cash used in operating activities                                      (1,338,900)           (1,234,407)
                                                                                ---------------      ---------------
Cash flows from investing activities
     Release of letter of credit                                                          -                 272,330
     Patent costs paid                                                                  (3,137)                -
     Payments for security deposits                                                       -                    (580)
     Purchases of property and equipment                                               (13,145)              (6,180)
                                                                                ---------------      ---------------
         Net cash provided by (used in) investing activities                         $(16,282)      $       265,570
                                                                                ---------------      ---------------

   The accompanying notes are an integral part of these condensed consolidated financial statements.


                     NETWOLVES CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

(continued)

                                                                                     For the three months ended
                                                                                           September 30,
                                                                                --------------------------------------

                                                                                      2004                  2003
                                                                                ------------------  ------------------
Cash flows from financing activities
     Cash proceeds from private sale of convertible preferred stock
       and warrants                                                             $         -          $    4,477,600

     Cash proceeds from private sale of common stock and warrants                         -               1,200,000
     Financing costs paid
                                                                                          -                (562,760)
     Repayment of advances from related parties                                           -                (150,000)
                                                                                ---------------      ---------------

       Net cash provided by financing activities                                          -               4,964,840
                                                                                ---------------      ---------------

Net (decrease) increase in cash and cash equivalents                                (1,355,182)           3,996,003

Cash and cash equivalents, beginning of period                                       5,439,345            1,336,191
                                                                                ---------------      ---------------
Cash and cash equivalents, end of period                                        $    4,084,163       $    5,332,194
                                                                                ===============       ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES


Dividends accrued on convertible preferred stock                                $      272,636       $      200,012
                                                                                ===============       ==============
Dividends paid-in-kind on convertible preferred stock                           $      285,916       $         -
                                                                                ===============       ==============

   The accompanying notes are an integral part of these condensed consolidated financial statements.


                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                 THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003



1    Interim financial information

     The summary financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. These financial statements, including the condensed consolidated balance sheet as of June 30, 2004, which has been derived from audited financial statements, are presented in accordance with the requirements of Form 10-QSB and consequently may not include all disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-KSB. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004. The results of operations for the three months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

3    Restatement of financial statements

     As disclosed in the previously filed 10-KSB for the year ended June 30, 2004, subsequent to the filing of form 10-QSB for March 31, 2004, and in conjunction with preparation and review of our consolidated financial statements for the year ended June 30, 2004, the Company determined that it had not properly calculated and recorded convertible preferred stock dividends and related beneficial conversion feature charges on the issuances of the Series A, B and C convertible preferred stock in accordance with Emerging Issues Task Force ("EITF") No. 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments".

     Included in the periods restated were the balance sheet as of September 30, 2003 and statements of operations for the three months then ended. The following amounts during that period were restated as a result of this change:

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                 THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


                                                          As previously
                                                             filed                Adjustment            As restated
                                                          ---------------         -----------           -----------
              Fiscal 2004:
              Quarter ended September 30, 2003
              (unaudited)
              Accounts payable and accrued expenses       $     4,647,532       $      385,580       $    5,033,112
              Convertible preferred stock:
              Series A                                          2,613,315              150,285            2,763,600
              Series B                                          3,055,770              245,903            3,301,673
              Series C                                          3,264,108              (73,188)           3,190,920
              Additional paid-in capital                       73,219,584             (708,581)          72,511,003
              Net loss attributable to common
              shareholders                                     (1,205,128)          (3,144,878)          (4,350,006)
              Basic and diluted net loss per share
                                                                    (0.08)               (0.19)               (0.27)

4    Significant accounting policies

     Basic and diluted net loss per share

     The diluted loss per share does not include the impact of potential shares to be issued upon exercise of convertible preferred stock, options and warrants aggregating approximately 26.7 million and 29.5 million at September 30, 2004 and 2003, respectively, because the Company had a net loss attributable to common shareholders and, therefore, the effect would be antidilutive.

     Reclassifications

     Certain reclassifications have been made to the condensed consolidated financial statements shown for the prior periods in order to have them conform to the current period's classifications.

Stock-based compensation

     Statement of Financial Accounting Standards ("SFAS"), "Accounting for Stock-Based Compensation" ("SFAS 123") establishes a fair value- based method of accounting for stock based compensation plans. The Company has chosen to adopt the disclosure requirements of SFAS 123 and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148") and continue to record stock compensation for its employees and outside directors using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, charges are made to operations in accounting for stock options granted to employees and outside directors when the option exercise prices are below the fair market value of the common stock at the measurement date.

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                 THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


                                                                                    For the three months
                                                                                    ended September 30,
                                                                                ----------------------------------
                                                                                                    (As restated)
                                                                                  2004                  2003
                                                                          ------------------    -------------------
       Net loss atrributable to common shareholders, as reported             $     (392,280)       $   (4,350,006)

       Add: Total stock based employee compensation expense included in
         reported net income (loss), net of related tax effects                        -                     -

       Deduct:  Total stock-based employee compensation expense
         determined under fair value based method for all awards, net
         of related tax effects                                                    (122,592)             (229,164)

       Pro forma net loss attributable to common shareholders                $     (514,872)       $   (4,579,170)

       Basic and diluted net loss per share
                As reported                                                  $         (.02)       $         (.27)
                Pro forma                                                    $         (.02)       $         (.29)


     Equity issuances to non-employees in exchange for services are charged to operations over the period the services are provided using the fair value method on the measurement date.

5    Related party transactions

     During the three months ended September 30, 2004, the Company paid approximately $50,000 for legal services to law firms in which an employee/stockholder is affiliated.

6    Shareholders' equity

     Preferred stock

     On July 1, 2004, stock dividends totaling 19,058 shares were paid in Series A Preferred Stock to Series A Preferred Stock investors representing accrued dividends through June 30, 2004.

     For the three months ended September 30, 2004, investors converted 3,649 shares of Series A Preferred Stock and 16,676 shares of Series C Preferred Stock resulting in issuances of 1,068,979 shares of common stock.

     During July 2003, the Company entered into a one-year agreement with a consultant. In return for services, the Company was obligated to issue 50,000 shares of unregistered common stock. These shares of unregistered common stock were issued as follows: 25,000 of the shares were issued during fiscal 2004 and the remaining 25,000 shares were issued in July 2004.

7    Segment information

     The Company reports segments in accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). As of September 30, 2003, the Company and its subsidiaries operated in two separate business segments, the Technology segment and the Network Services segment. Effective January 1, 2004, the Company instituted a new segment reporting format to include three reportable business segments: Voice Services, Managed Service Charges and Equipment and Consulting. This segment reporting change was made to better reflect management's approach to operating and directing the businesses and to more closely align financial and managerial reporting. As required by SFAS 131, prior year operating information in the following table has been restated to conform with the current year presentation.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                 THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


     The Voice Services segment, which operates worldwide, provides voice services including switched and dedicated outbound, switched and dedicated toll-free inbound, dedicated T1 access loops, calling and debit cards, and conference calling. The Managed Services Charges segment, which operates worldwide, provides network and security technology and a variety of recurring managed data services. The Equipment and Consulting segment, which operates worldwide, delivers networking and security equipment and software as well as provides consulting services on an as needed basis for certain existing and/or future customers.

                                                                               For the three months ended
                                                                                       September 30,
                                                                               -----------------------------

                                                                                  2004                2003
                                                                              -----------        ------------
         Revenue
              Voice Services                                                  $  5,017,381         $  4,161,074
              Managed Service Charges                                            1,871,433            1,399,776
              Equipment and Consulting                                             186,955              440,696
                                                                              ------------         ------------

                  Total                                                       $  7,075,769         $  6,001,546
                                                                              ============         ============

         Cost of revenue
              Voice Services                                                  $  3,137,097         $  2,747,932
              Managed Service Charges                                            1,074,256              920,813
              Equipment and Consulting                                             131,108              289,666
                                                                              ------------         ------------
                Total                                                           $4,342,461           $3,958,411
                                                                              ============         ============

         Operating income (loss)
              Voice Services                                                     $ 114,513          $ (447,649)
              Managed Service Charges                                               21,179            (273,703)
              Equipment and Consulting                                           (127,331)            (172,745)
                                                                              ------------         ------------

                  Total                                                            $ 8,361          $ (894,097)
                                                                              ============         ============

     The Company is not disclosing total assets for each reportable segment because the chief operating decision maker reviews total assets on a consolidated basis.

     The Company had two major customers which accounted for a total of 37%, or individually, 27% and 10%, of consolidated revenue for the three months ended September 30, 2004 and one customer which accounted for 32% of consolidated revenue for the three months ended September 30, 2003. Additionally, the Company had three customers that accounted for a total of 49%, or individually, 21%, 16% and 12%, respectively, of consolidated accounts receivable at September 30, 2004 and two customers which accounted for a total of 31%, or individually, 20% and 11%, respectively, of consolidated accounts receivable at June 30, 2004. Additionally, the Equipment and Consulting segment was dependent upon one customer, who accounted for 26% and 91% of the segment's revenues for the three months ended September 30, 2004 and 2003, respectively.

     The Company made purchases from two data and voice service providers included within the Managed Service Charges and Voice Services segments that aggregated approximately 68% and 18% and 81% and 12% of the total cost of revenue for the three months ended September 30, 2004 and 2003, respectively.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                 THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003



8    Income taxes

     The provision for income taxes consists of the following:


                                                       For the three months ended
                                                              September 30,
                                                       --------------------------
                                                          2004               2003
                                                       ------------     ------------

              Current - Federal and States            $                $      32,000
              Deferred - Federal                            -                  -
              Deferred - States                             -                  -

              Provision for income taxes              $                $      32,000

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

     We operate in three segments.  The Voice Services  segment,  which operates worldwide, provides voice services including switched and dedicated outbound, switched and dedicated toll- free inbound, dedicated T1 access loops, calling and debit cards, and conference calling. The Managed Services Charges ("MSC" or Managed Services) segment, which operates worldwide, provides network and security technology and a variety of recurring managed data services. The Equipment and Consulting segment, which operates worldwide, delivers networking and security equipment and software as well as provides consulting services on an as needs basis for certain existing and/or future customers.

     We have created an offering of managed products and services that meet the necessary requirements for organizations to move off expensive private data networks while attaining the benefits and flexibility of public data network. Additionally, our proprietary technology provides a high level of security through its integrated approach to management, monitoring and interoperability for small and medium remote enterprise locations (locations with less than 500 network users). We sell a Managed Services Offering (MSO) that provides complete system solutions to organizations needing cost-effective network security features (firewall, virtual private networking, routing, intrusion detection, content filtering, email, etc.) delivered on low-cost commodity hardware with Internet- based expansion capabilities. Our patent-pending system technology enables organizations to achieve corporate Information technology (IT) and e-business initiatives through the deployment of easily installable perimeter office security platforms, coupled with our secure remote monitoring and management ("SRM2 TM") system. SRM2 TM provides centralized management capabilities for hundreds or thousands of remote locations without risking networking integrity because it does not require an administrative port on the remote device, which is a common network vulnerability. We also provide cost-effective, value-added expansion technologies such as Intelligent Failover, which means that if one circuit for gaining access to information fails, the system would automatically switch to an alternative circuit based upon customer defined parameters.

     Critical accounting policies

     The Company's discussion and analysis of its financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the periods. Estimates have been made by management in several areas, including, but not limited to, revenue recognition, allowance for doubtful accounts, the realizability of deferred tax assets, stock based compensation and goodwill and other intangible assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

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

     Revenues generated from the sale of recurring services within the Managed Service segment are recognized as services are provided.

     Revenue from the sale of hardware, where our software is not essential, is recognized within Equipment & Consulting revenue at the time of delivery of hardware products to the customer, when the fee is fixed and determinable, collectibility is probable and a contract signed by both parties has been obtained. Maintenance or monitoring revenue that is bundled with an initial license fee is deferred and recognized ratably within MSC revenue over the maintenance or monitoring period in the accompanying condensed consolidated statements of operations. Amounts deferred for maintenance or monitoring are based on the fair value of equivalent maintenance or monitoring services sold separately. We have established vendor specific objective evidence ("VSOE") on all undelivered elements of our software arrangements, which consists of maintenance, monitoring and, at times, training and consulting. We use the residual method for delivered elements. Our consulting projects are short-term in nature and are recorded as revenue in Equipment and Consulting revenues in the accompanying condensed consolidated statements of operations.

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

     Income taxes

     As part of the process of preparing our consolidated financial statements we are required to prepare our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have fully reserved our deferred tax assets at September 30, 2004 and June 30, 2004. If expectations for future performance, the timing of deductibility of expenses, or tax statutes change in the future, we could decide to adjust the valuation allowance, which may increase or decrease income tax expense.

     Stock-based compensation

     The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, to account for stock-based employee compensation plans and reports pro forma disclosures by estimating the fair value of options issued and the related expense in accordance with SFAS 123. Under this method, compensation cost is recognized for awards of shares of common stock or stock options to directors, officers and employees of the Company only if the quoted market price of the stock at the grant date (or other measurement date, if later) is greater than the amount the grantee must pay to acquire the stock.

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

     Results of Operations

     We currently operate in three business segments, the Voice Services segment ("Voice Services"), the MSC segment and the Equipment and Consulting segment ("Equipment and Consulting").

     Three months ended September 30, 2004 and 2003

          Revenue

     Revenue increased to $7.1 million for the three months ended September 30, 2004, compared to $6.0 million for the same period in the prior year. The increase in revenue is attributable to our MSC segment where revenue increased by $0.5 million and the Voice Services segment where revenue increased $0.9 million, offset by a decrease of approximately $0.3 million in our Equipment and Consulting segment. The increase in Voice Services and MSC is attributable to sales to new customers totaling approximately $1.0 million, of which $0.7 million in Voice Services is non-recurring, new sales within our existing customer base totaling approximately $1.0 million, offset by attrition in the customer base of approximately $0.8 million. Customer attrition is caused by two primary factors. The first is existing customers signing a new, reduced priced contract, known as "reterms". Reterms account for approximately 62% of overall attrition. The second primary factor is customers selecting a different service provider for rate competitiveness or relationship reasons, which accounted for approximately 38% of overall attrition. The decrease in Equipment and Consulting is the result of stronger equipment sales in the prior year of approximately $0.4 million.

          Cost of revenue and gross profit

     Cost of revenue increased to $4.3 million for the three months ended September 30, 2004, compared to $4.0 million for the same period in the prior year. Cost of revenue within the MSC segment increased to $1.1 million or 43% profit margin, compared to $0.9 million, or 34% profit margin for the same period in the prior year. The improved profit margin is primarily attributable to our sale of more profitable MSC services. Cost of revenue within the Voice Services segment increased to $3.1 million or 37% profit margin compared to $2.7 million or 34% profit margin for the same period in the prior year. This increased profit margin is primarily attributable to our negotiation with current and new vendors to lower voice rates. Cost of revenue within the Equipment and Consulting segment decreased to $0.1 million, or 30% profit margin compared to $0.3 million or 34% profit margin for the same period in the prior year. The decrease in profit margin is due to the product mix making up the segment.

     Overall gross profit was 39% for the three months ended September 30, 2004, compared to 34% for the same period in the prior year. The increase in profit margin reflects increased sales of our more profitable services and products and the effect of rate negotiations with vendors.

          General and administrative

     General and administrative expenses were $1.6 million for the three months ended September 30, 2004 and 2003. The only significant change was a net decrease in equity compensation of consultants for the current period of $0.1 million.

          Engineering and development

     Engineering and development expenses decreased to $0.2 million for the three months ended September 30, 2004, compared to $0.3 million for the same period in the prior year. Engineering and development expenses did not experience significant change for the three months ended September 30, 2004 compared to the same period in the prior year.

          Sales and marketing

     Sales and marketing expenses decreased to $0.9 million for the three months ended September 30, 2004, compared to $1.0 million for the same period in the prior year. The decrease in sales and marketing expenses was primarily the result of a net decrease in equity compensation of consultants for the current period of approximately $0.1 million, offset by an increase in the number of sales personnel, which resulted in increased salary of approximately $0.1 million. We have made a significant investment in the sales force, which is anticipated to have a positive impact in future periods.

     Liquidity and Capital Resources

     Our operating activities used cash of approximately $1.3 million during the three months ended September 30, 2004, as compared to using approximately $1.2 million for the same period in the prior year. Cash used in operations for the three months ended September 30, 2004 was primarily attributable to an increase in accounts receivable of approximately $1.7 million, partially offset by non-cash charges for depreciation and amortization, equity compensation and bad debt expense of approximately $0.2 million, $0.1 million and $0.1 million, respectively, and an increase in deferred revenue of approximately $0.3 million. Cash used in operations for the three months ended September 30, 2003 was primarily attributable to a net loss of approximately $0.9 million and an increase in accounts receivable of approximately $0.4 million, partially offset by non-cash charges for depreciation and amortization and equity compensation of approximately $0.2 million and $0.3 million, respectively, and an increase in deferred revenue of approximately $0.3 million.

     Cash used in investing activities for the three months ended September 30, 2004 was primarily attributable to purchases of equipment. Cash provided by investing activities for the three months ended September 30, 2003, was primarily attributable the release of a letter of credit related to a leased facility and to purchases of equipment.

     We had no financing activity during the three months ended September 30, 2004, as compared to financing activities providing net cash of approximately $5.0 million during the same period in the prior year. Cash provided by financing activities for the three months ended September 30, 2003 was due to the private sale of the Company's convertible preferred stock and warrants aggregating approximately $4.0 million as well as the private sale of the Company's common stock and warrants aggregating $1.0 million, partially offset by financing costs of approximately $0.6 million.

     Summary

     Historically, we have experienced significant recurring net operating losses as well as negative cash flows from operations. Our main source of liquidity has been equity financing, which was used to fund historical losses from operating activities. Based on our current cash position of approximately $4.1 million and our trend toward cash flow positive and profitability, there is no plan or requirement for additional financing. Additionally, we believe the Company has sufficient cash to meet our funding needs for at least the next 12 months.

ITEM 3 - CONTROLS AND PROCEDURES

     CEO and CFO Certifications
     --------------------------

     As of the end of the period covered by this quarterly report, the Company carried out, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer ("the Certifying Officers"), an evaluation of the
     effectiveness   of  its   "Disclosure   Controls  and   Procedures" .  The
     certifications of the CEO and the CFO required by Rules 13a-14(a) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the "Certifications") are filed as exhibits to this report. This section of the report contains the information concerning the evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) ("Disclosure Controls") and changes to internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) ("Internal Controls") referred to in the Certifications and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

     Evaluation of Disclosure Controls
     ---------------------------------

     Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer believed that our Disclosure Controls were designed to provide reasonable assurance of achieving their objectives and, at the "reasonable assurance" level, were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     Subsequent to the filing of form 10-QSB for March 31, 2004, and in conjunction with preparation and review of our consolidated financial statements for the year ended June 30, 2004, the Company determined that it had not properly calculated and recorded convertible preferred stock dividends and related beneficial conversion feature charges on the issuances of the Series A, B and C convertible preferred stock in accordance with EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments". As a result, the following periods were restated:
     September 30, and December 31, 2002; March 31, June 30, and September 30, 2003; and March 31, 2004. The Company concluded that the errors which led to the restatement was the result of a material weakness, however the Company believed that the additional resources and review procedures added prior to the filing of the 10-KSB on September 28, 2004, were sufficient to prevent a recurrence of the matter in the future and that no additional changes to the Company's disclosure, controls and procedures were needed.

     Subsequent to the filing of our 10-KSB, our auditors informed us there was a material weakness relating to the lack of accounting resources and inadequate review and supervision of accounting related to the calculation of preferred stock beneficial conversion features and dividends in fiscal 2003 and during the various quarters in fiscal 2004.

     Changes in Internal Controls
     ----------------------------

     As a result of the notification of the Company's auditors, management and the Audit Committee determined that education and professional development of accounting staff and the adding of additional accounting resources will be sufficient.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None


ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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


ITEM 6. EXHIBITS

     31   CEO  and  CFO   certifications   pursuant   to  Section   302  of  the
          Sarbanes-Oxley Act of 2002.

     32   CEO  and  CFO   certifications   pursuant   to  Section   906  of  the
          Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                BY:     NETWOLVES CORPORATION

                                       /s/Walter M. Groteke
                                       -----------------------------------
                                        Walter M. Groteke
                                        Chairman of the Board and President


                                        /s/Peter C. Castle
                                       -----------------------------------
                                        Peter C. Castle
                                        Secretary and Treasurer
                                        Principal Financial Officer and
                                        Principal Accounting Officer



Date: November 15, 2004