Form 10QSB
period 2004-12-31
NETWOLVES CORP
filed 2005-02-14
CIK 1084103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended December 31, 2004
                                               -----------------
                        Commission file number 000-25831

                             NetWolves Corporation
             (Exact name of registrant as specified in its charter)

                New York                           11-2208052
     (State or other jurisdiction of    (I.R.S. Employer incorporation or
        organization)                         Identification No.)


                 4805 Independence Parkway, Tampa, Florida 33634
                    (Address of principal executive offices)

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

                          Yes   [X]        No  [  ]
                                ---

Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

                                        NUMBER OF SHARES OUTSTANDING ON
        TITLE OF CLASS                        February 11, 2005
--------------------------------        --------------------------------
Common Stock, $.0033 par value                   27,586,093
                                                 ----------

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                         FORM 10-QSB - DECEMBER 1, 2004


                                     INDEX

PART I - FINANCIAL INFORMATION


     ITEM 1 - FINANCIAL STATEMENTS

     CONDENSED CONSOLIDATED BALANCE SHEETS
       December 31, 2004 (unaudited) and June 30, 2004                 1 - 3

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
       For the three and six months ended
       December 31, 2004 (unaudited)and December 31, 2003
       (unaudited and as restated)                                     4 - 5

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
       For the six months ended December 31, 2004
       (unaudited)and December 31, 2003 (unaudited)                    6 - 7

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS             8 - 13

       ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                OF OPERATION                                         14 - 19

       ITEM 3 - CONTROLS AND PROCEDURES                                   20


PART II - OTHER INFORMATION

       ITEM 1 - LEGAL PROCEEDINGS                                         21

       ITEM 2 - CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER
                PURCHASES OF EQUITY SECURITIES                            21

       ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                           21

       ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       21

       ITEM 5 - OTHER INFORMATION                                         21

       ITEM 6 - EXHIBITS                                                  22

SIGNATURES                                                                23

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED CONSOLIDATED BALANCE SHEETS

                                                                                  December 31,             June 30,
                                                                                     2004                   2004
                                                                              -------------------   ------------------
ASSETS

Current assets
     Cash and cash equivalents                                                $        5,526,655    $        5,439,345
     Accounts receivable, net of allowance of $227,160 and $131,678 at
      December 31, 2004 and June 30, 2004, respectively                                3,440,134             3,421,185
     Inventories                                                                         451,056                79,764
     Prepaid expenses                                                                    553,201               277,869
     Other current assets                                                                  4,004                30,993
                                                                              ------------------    -------------------
         Total current assets                                                          9,975,050             9,249,156

Restricted cash                                                                           25,722                25,566

Property and equipment, net                                                              315,399               399,355

Internally developed software, net                                                           451                12,594

Identifiable intangible assets
Patent                                                                                    64,989                58,106
Licenses                                                                                 203,000               203,000
Contractual customer relationships, net                                                2,639,441             1,526,851
Computer billing software, net                                                           474,043               568,043
                                                                              ------------------    -------------------
         Total identifiable intangible assets                                          3,381,473             2,356,000

Goodwill                                                                               3,515,698             3,515,698

Other assets                                                                              70,172                60,312
                                                                              ------------------    -------------------
                                                                              $       17,283,965    $       15,618,681

The accomopanying notes are an integral part of these condensed consolidated fiinancial statements.




                     NETWOLVES CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED CONSOLIDATED BALANCE SHEETS



(continued)                                                                       December 31,            June 30,
                                                                                      2004                  2004
                                                                              ------------------    -------------------
                                                                                   (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued expenses                                     $        5,843,371    $        4,345,225
    Dividends payable                                                                    670,440             1,810,179
    Accrued losses of discontinued operations                                             68,488               107,841
    Deferred revenue                                                                     409,518               369,088
    Current maturities of long-term debt                                                 200,000              -
                                                                              ------------------    -------------------
       Total current liabilities                                                       7,191,817             6,632,333

Deferred revenue                                                                          19,000                29,667

Long term debt, net of current maturities                                                600,000               -

Accrued losses of discontinued operations                                               -                       18,514
                                                                              ------------------    -------------------

         Total liabilities                                                             7,810,817             6,680,514
                                                                              ------------------    -------------------
Commitment and contingencies

Shareholders' equity
    Series A Preferred stock, $.0033 par value; $6,046,524 liquidation preference; 1,000,000 shares authorized on December 31, 2004 and June
      30, 2004; 189,590 and 190,616 shares issued and outstanding on
      December 31, 2004 and June 30, 2004, respectively                                2,169,319             2,112,039
    Series B Preferred stock, $.0033 par value; $8,380,508 liquidation preference; 500,000 authorized on December 31, 2004 and June 30,
      2004; 241,674 and 270,269 shares issued and outstanding on December
      31, 2004 and June 30, 2004, respectively                                         2,973,032             3,257,037
    Series C Preferred stock, $.0033 par value; $2,223,656 liquidation preference; 100,000 shares authorized on December 31, 2004 and June
      30, 2004; 15,730 and 72,461 shares issued and outstanding on December
      31, 2004 and June 30, 2004, respectively                                           319,942             3,013,771




The accompanying notes are an integral part of these condensed consolidated financial statements.



                     NETWOLVES CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED CONSOLIDATED BALANCE SHEETS


(continued)                                                                       December 31,            June 30,
                                                                                      2004                  2004
                                                                              ------------------    -------------------
                                                                                   (Unaudited)
    Preferred stock, $.0033 par value; 400,000 shares authorized on
      December 31, 2004 and June 30, 2004; no shares issued and outstanding
      on December 31, 2004 and June 30, 2004                                               -                     -
    Common stock, $.0033 par value; 65,000,000 and 50,000,000 shares authorized on December 31, 2004 and June 30, 2004, respectively;
      26,118,227 and 20,925,261 shares issued and outstanding on December
      31, 2004 and June 30, 2004, respectively                                            86,191                69,054
     Additional paid-in capital                                                       77,814,770            73,631,120
     Unamortized value of equity compensation                                           (290,450)             (480,201)
     Accumulated deficit                                                             (73,599,656)          (72,664,653)
                                                                              ------------------    -------------------

       Total shareholders' equity                                                      9,473,148             8,938,167
                                                                              ------------------    -------------------

                                                                              $       17,283,965    $       15,618,681
                                                                              ==================    ==================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            For the three months ended                  For the six months ended
                                                   December 31,                                December 31,
                                     -----------------------------------------  -------------------   -----------------
                                                             (As restated)                               (As restated)
                                             2004                  2003                 2004                  2003
                                     -------------------  -------------------   -----------------     -----------------
 Revenue
    Voice services                   $         4,569,467 $          4,062,176   $      9,586,848      $      8,223,250
    Managed service charges                    1,753,427            1,712,028          3,624,860             3,111,804
    Equipment and consulting                     131,134              228,937            318,089               669,633
                                     -------------------  -------------------   -----------------     -----------------
                                               6,454,028            6,003,141         13,529,797            12,004,687
                                     -------------------  -------------------   -----------------     -----------------
 Cost of revenue
    Voice services                             2,833,281             2,544,000          5,970,378             5,291,931
    Managed service charges                    1,189,793             1,215,830          2,264,049             2,136,644
    Equipment and consulting                      16,487                57,308            147,595               346,974
                                     -------------------  -------------------   -----------------     -----------------
                                               4,039,561             3,817,138          8,382,022             7,775,549
                                     -------------------  -------------------   -----------------     -----------------

 Gross profit                                  2,414,467             2,186,003          5,147,775             4,229,138
                                     -------------------  -------------------   -----------------     -----------------
Operating expenses
    General and administrative                 1,877,721             1,657,277          3,456,810             3,303,393
    Engineering and development                  239,637               272,320            474,402               525,719
    Sales and marketing                        1,246,768             1,097,768          2,157,861             2,135,485
                                     -------------------  -------------------   -----------------     -----------------
                                               3,364,126             3,027,365          6,089,073             5,964,597
                                     -------------------  -------------------   -----------------     -----------------

 Loss before other income (expense)            (949,659)             (841,362)           (941,298)           (1,735,459)

 Other income (expense)
    Investment income                              8,291                 1,705             14,295                 3,096

    Gain on extinguishment of debt                 -                    17,400              -                    17,400
    Minority interest                              -                       288              -                       595
    Interest expense                             (8,000)                 -                 (8,000)                -
                                     -------------------  -------------------   -----------------     -----------------
                                                    291                 19,393              6,295                21,091
                                     -------------------  -------------------   -----------------     -----------------
Loss before income taxes
                                               (949,368)              (821,969)          (935,003)           (1,714,368)
Provision for income taxes                        -                      -                  -                    72,720
                                     ------------------   -------------------   -----------------     -----------------

 Net loss                            $         (949,368)  $          (821,969)  $        (935,003)    $      (1,787,088)
                                     ==================   ===================   =================     =================

The accomopanying notes are an integral part of these condensed consolidated fiinancial statements.




                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                            For the three months ended                  For the six months ended
                                                   December 31,                                December 31,
                                     -----------------------------------------  -------------------   -----------------
                                                             (As restated)                               (As restated)
                                             2004                  2003                 2004                  2003
                                     -------------------  -------------------   -----------------     -----------------

 Basic and diluted net loss per share

 Net loss                            $         (949,368)  $          (821,969)  $        (935,003)     $     (1,787,088)

  Dividends and beneficial conversion
     on convertible preferred stock            (284,180)             (982,663)           (690,825)           (4,408,270)
                                     ------------------   -------------------   -----------------     -----------------

Net loss attributable to common
  shareholders                       $       (1,233,548)  $        (1,804,632)  $      (1,625,828)    $      (6,195,358)
                                     ==================   ===================   =================     =================

Basic and diluted net loss per share $             (.05)  $              (.10)  $            (.07)    $            (.37)
                                     ==================   ===================   =================     =================
 Weighted average common shares
    outstanding, basic and diluted           23,465,049            17,838,160          22,501,609            16,842,638
                                     ==================   ===================   =================     =================

The accomopanying notes are an integral part of these condensed consolidated fiinancial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         For the six months ended
                                                                                 December 31,
                                                                      -----------------------------
                                                                          2004            2003
                                                                      -----------   ----------------
Cash flows from operating activities
     Net loss                                                         $ (935,003)     $ (1,787,088)
     Adjustments to reconcile net loss to net cash (used in) provided by operating activities
           Depreciation                                                   104,457          112,877
           Amortization                                                   437,830          360,508
           Bad debt expense                                               132,764            -
           Non-cash charge to operations with respect to
            stock and warrants issued for services and
            amortization of previously issued warrants                    201,825          720,066
           Minority interest                                                -                 (595)
           Gain on extinguishment of debt                                   -              (17,400)
           Loss on disposal of property and equipment                       4,132            6,500

     Changes in operating assets and liabilities
       Restricted cash                                                      (156)              (64)
       Accounts receivable                                              (120,990)         (788,139)
       Inventories                                                      (371,292)          (16,838)
       Prepaid expenses                                                 (275,332)         (116,031)
       Other current assets                                               26,989           (13,600)
       Accounts payable and accrued expenses                           1,468,147           (22,339)

       Accrued losses of discontinued operations                         (57,867)          (53,422)
       Deferred revenue                                                   29,763          (286,004)
                                                                      ----------      ------------
         Net cash provided by (used in) operating activities             645,267        (1,901,569)
                                                                      ----------      ------------

Cash flows from investing activities
     Release of letter of credit                                           -               272,330
     Patent costs paid                                                    (6,883)            -
     Payment to purchase customer contracts                             (500,000)          (89,964)
     Payments for security deposits                                       (9,860)             (580)
     Purchases of property and equipment                                 (24,633)           (8,304)
                                                                      ----------      ------------
       Net cash used in investing activities                           $(541,376)         $173,482
                                                                      ----------      ------------

The accomopanying notes are an integral part of these condensed consolidated fiinancial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
(continued)

                                                                         For the six months ended
                                                                                 December 31,
                                                                      ------------------------------
                                                                          2004            2003
                                                                      -----------   ----------------
Cash flows from financing activities
     Cash proceeds from private sale of convertible preferred
      stock and warrants                                              $    -        $    4,941,600
     Cash proceeds from issuance of common stock                           -             1,256,250
     NASDAQ listing fee                                                  (16,581)          (38,000)
     Financing costs paid                                                  -              (609,160)
     Repayment of advances                                                 -              (150,000)
                                                                      ----------      ------------
       Net cash (used in) provided by financing activities               (16,581)        5,400,690
                                                                      ----------      ------------
Net increase in cash and cash equivalents                                 87,310         3,672,603

Cash and cash equivalents, beginning of period                         5,439,345         1,336,191
                                                                      ----------      ------------
Cash and cash equivalents, end of period                              $5,526,655      $  5,008,794
                                                                      ==========      ============


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Note payable                                                          $  800,000      $      -
                                                                      ==========      ============
Warrant issued related to acquisition of customer list                $  175,000      $      -
                                                                      ==========      ============
Dividends accrued on convertible preferred stock                      $  513,936      $    453,475
                                                                      ==========      ============
Dividends paid-in-kind on convertible preferred stock                 $1,653,676      $    299,514
                                                                      ==========      ============
Common stock issued in full settlement of note payable
  to Imperial Holdings, Inc.                                          $    -          $    102,600
                                                                      ==========      ============

The accomopanying notes are an integral part of these condensed consolidated fiinancial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                  SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003



1    Interim financial information

     The summary financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. These financial statements, including the condensed consolidated balance sheet as of June 30, 2004, which has been derived from audited financial statements, are presented in accordance with the requirements of Form 10-QSB and consequently may not include all disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-KSB. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004. The results of operations for the three and six months ended December 31, 2004 are not necessarily indicative of the results to be expected for the full year.

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

                  SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003


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

     Included in the periods restated were the balance sheet as of December 31, 2003 and statements of operations for the three and six months then ended. The following amounts during that period were restated as a result of this change:

                                                          As previously
                                                             reported             Adjustment         As restated
                                                          -------------           -----------        -----------

              Quarter ended December 31, 2003
              (unaudited)

              Accounts payable and accrued expenses     $       4,137,733    $         652,297    $       4,790,030
              Convertible preferred stock:
              Series A                                          2,664,014              104,284            2,768,298
              Series B                                          3,055,770              286,404            3,342,174
              Series C                                          3,384,091              (57,953)           3,326,138
              Additional paid-in capital                       73,731,309             (985,033)          72,746,276
              Net loss attributable to common
              shareholders                                     (1,203,212)            (642,140)          (1,845,352)
              Basic and diluted net loss per share
                                                                    (0.07)               (0.03)               (0.10)

4    Significant accounting policies

     Basic and diluted net loss per share

     The diluted loss per share does not include the impact of potential shares to be issued upon exercise of convertible preferred stock, options and warrants aggregating approximately 23.5 million and 29.7 million at December 31, 2004 and 2003, respectively, because the Company had a net loss attributable to common shareholders and, therefore, the effect would be antidilutive.

     Reclassifications

     Certain reclassifications have been made to the condensed consolidated financial statements shown for the prior periods in order to have them conform to the current period's classifications.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                  SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003



     Stock based compensation

     Statement of Financial Accounting Standards ("SFAS"), "Accounting for Stock-Based Compensation" ("SFAS 123") establishes a fair value-based method of accounting for stock based compensation plans. The Company has chosen to adopt the disclosure requirements of SFAS 123 and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148") and continue to record stock compensation for its employees and outside directors using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, charges are made to operations in accounting for stock options granted to employees and outside directors when the option exercise prices are below the fair market value of the common stock at the measurement date.

     If the Company had elected to recognize compensation expense based upon the fair value at the date of grant consistent with the methodology prescribed by SFAS 123 and SFAS 148, the effect on the Company's net loss and net loss per share would be as follows:


                                          For the three months                       For the six months
                                           ended December 31,                        ended December 31,
                                 --------------------------------------    --------------------------------------
                                                         (As restated)                              (As restated)

                                         2004                 2003                 2004                  2003
                                 -----------------    -----------------    -----------------     -----------------
Net loss attributable to
  common shareholders, as
  reported                       $      (1,233,548)   $      (1,845,352)   $      (1,625,828)    $      (6,195,358)

Add:  Total stock-based
  employee compensation
  expense included in reported
  net income (loss), net of
  related tax effects                             -                    -                    -                     -

Deduct:  Total stock-based
  employee compensation
  expense determined under
  fair value based method for
  all awards, net of related
  tax effects                             (126,751)            (147,383)            (247,358)             (291,834)
                                 -----------------    -----------------    -----------------     -----------------
Pro forma net loss
attributable to common
shareholders                     $      (1,360,299)   $      (1,992,735)   $     (1,873,186)    $      (6,487,192)
                                 =================    =================    =================     =================

Basic and diluted net loss per
share
         As reported             $           (.05)    $           (.10)    $           (.07)     $           (.37)
         Pro forma               $           (.06)    $           (.11)    $           (.08)     $           (.39)

     Equity issuances to non-employees in exchange for services are charged to operations over the period the services are provided using the fair value method on the measurement date.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                  SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003

     Summary of recent accounting pronouncements

     In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4"
     ("SFAS 151"). SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period costs. The provisions of SFAS 151 are effective for the Company's fiscal 2006 year. Management is currently evaluating the provisions of SFAS 151 and does not expect adoption will have a material impact on the Company's financial position, results of operations, or cash flows.

     In December 2004, the FASB finalized SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), amending SFAS No. 123, effective beginning the Company's third quarter of fiscal 2006. SFAS 123R will require the Company to expense stock options based on grant date fair value in our financial statements. Further, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The effect of expensing stock options on the results of operations using a Black-Scholes option-pricing model is presented in Note 2. The adoption of SFAS 123R will have no effect on the Company's cash flows or financial position, but will have an adverse impact on the Company's financial position and results of operations.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" ("SFAS 153"). This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for fiscal year ending June 2006. The adoption of SFAS 153 is not expected to have a material impact on the Company's consolidated financial position, liquidity, or results of operations.

5    Acquisition of customer list

     On October 1, 2004, the Company acquired a customer list from Education Communications Consortia, Inc. ("ECCI") for a total purchase price of $1,300,000, of which $500,000 was paid in cash on the date of closing. The remaining $800,000 is a note payable in four annual installments of $200,000 commencing October 1, 2005, bearing interest of 4% per annum. The payment of each annual installment is contingent upon achieving annual revenue of approximately $2 million. The purchase price, including the entire contingent liability, has been recorded as an intangible asset and will be amortized over its expected useful life of 4.5 years. Additionally, the Company issued to a consultant, as a finders fee related to the acquisition, an immediately exercisable five-year warrant to purchase a total of 350,000 shares of common stock at an exercise price of $1.00. The value of the warrants totaling approximately $175,000 was recorded as an increase to the intangible asset, contractual customer relationships, in the accompanying condensed consolidated balance sheets.

     Separately, the Company entered into an employment agreement with a certain member of ECCI management for a period of four years at an annual salary of $75,000. The services to be provided under this agreement include new business development and sales.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                  SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003



6    Related party transactions

     During  the  six  months  ended   December  31,  2004,   the  Company  paid
     approximately $146,000 for legal services to law firms in which an employee/stockholder is affiliated.

7    Shareholders' equity

     Common stock

     During the annual meeting of shareholders held in December 2004, the proposed amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 65,000,000 shares, par value $.00333 per share, was ratified.

     In accordance with the preferred stock subscription agreements, during December 2004, shares of common stock totaling 815,626 were issued to investors in the Series A and B offering and 250,517 warrants were issued to Series C investors as a penalty payment due to the delay in the registration of the shares of common stock underlying the investors' preferred stock. The value of this registration penalty, $1,367,760, was recorded as a reduction to dividends payable in the accompanying condensed consolidated balance sheet and is reflected as a component of the net loss available to shareholders.

     Preferred stock

     For the six months ended December 31, 2004, investors had converted 20,084 shares of Series A Preferred Stock, 28,595 shares of Series B Preferred Stock and 56,731 shares of Series C Preferred Stock resulting in issuances of 4,352,335 shares of common stock. Subsequent to December 31, 2004 investors have converted 28,214 shares of Series A Preferred Stock, 39,096 shares of Series B Preferred Stock and 156,480 shares of Series C Preferred Stock resulting in issuances of 1,467,414 shares of common stock.

     On July 1, 2004, stock dividends totaling 19,058 shares were paid in Series A Preferred Stock to Series A Preferred Stock investors representing accrued dividends through June 30, 2004.

8    Segment information

     The Company reports segments in accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). As of December 31, 2003, the Company and its subsidiaries operated in two separate business segments, the Technology segment and the Network Services segment. Effective January 1, 2004, the Company instituted a new segment reporting format to include three reportable business segments: Voice Services, Managed Service Charges and Equipment and Consulting. This segment reporting change was made to better reflect management's approach to operating and directing the businesses and to more closely align financial and managerial reporting. As required by SFAS 131, prior year operating information in the following table has been reclassified to conform with the current year presentation.

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

                  SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003


     recurring managed data services. The Equipment and Consulting segment, which operates worldwide, delivers networking and security equipment and software as well as provides consulting services on an as needed basis for certain existing and/or future customers.


                                                     For the three months ended      For the six months ended
                                                            December 31,                     December  31,
                                                     --------------------------      -------------------------
                                                         2004          2003             2004            2003
                                                      ----------  -------------    -------------     -----------
         Revenue
              Voice Services                          $4,569,467  $   4,062,176     $9,586,848     $   8,223,250
              Managed Service Charges                  1,753,427      1,712,028       3,624,860        3,111,804
              Equipment and Consulting                   131,134        228,937         318,089          669,633
                                                      ----------     ----------    ------------     ------------
                  Total                               $6,454,028     $6,003,141     $13,529,797     $ 12,004,687
                                                      ==========     ==========     ===========     ============
              Cost of revenue
              Voice Services                         $ 2,833,281     $2,544,000     $ 5,970,378     $  5,291,931
              Managed Service Charges                  1,189,793      1,215,830       2,264,049        2,136,644
              Equipment and Consulting                    16,487         57,308         147,595          346,974
                                                      ----------     ----------    ------------     ------------
                  Total                               $4,039,561     $3,817,138     $ 8,382,022     $  7,775,549
                                                      ==========     ==========     ===========     ============
         Operating income (loss)
              Voice Services                         $ (475,960)     $ (346,094)    $ (361,356)     $   (794,330)
              Managed Service Charges                  (405,044)       (425,671)      (381,186)         (697,542)
              Equipment and Consulting                  (68,655)        (69,598)      (198,756)         (243,586)
                                                      ----------     ----------    ------------     ------------
                  Total                              $ (949,659)     $ (841,363)    $ (941,298)     $ (1,735,458)
                                                      ==========     ==========     ===========     ============

     The Company is not disclosing total assets for each reportable segment because the chief operating decision maker reviews total assets on a consolidated basis.

     The Company had one major customer which accounted for 27% and 32% of consolidated revenue for the six months ended December 31, 2004 and December 31, 2003, respectively. Additionally, the Equipment and Consulting segment was dependent upon one customer, who accounted for 15% and 46% of the segment's revenues for the six months ended December 31, 2004 and 2003, respectively.

     The Company made purchases from two data and voice service providers included within the Managed Service Charges and Voice Services segment that aggregated approximately 61% and 16% and 77% and 13% of the total cost of revenue for the six months ended December 31, 2004 and 2003, respectively.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                  SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003




7    Income taxes



         The provision for income taxes consists of the following:

                                                    For the six months ended
                                                        December 31,
                                                        ------------

                                                          2004               2003
                                                    -------------      -------------

              Current  - Federal and States         $       -          $      72,720
              Deferred - Federal                            -                  -
              Deferred - States                             -                  -
                                                    -------------      -------------

              Provision for income taxes            $      -    .      $      72,720
                                                    =============      =============


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

     We operate in three segments.  The Voice Services  segment,  which operates worldwide, provides voice services including switched and dedicated outbound, switched and dedicated toll-free inbound, dedicated T1 access loops, calling and debit cards, and conference calling. The Managed Services Charges ("MSC" or Managed Services) segment, which operates worldwide, provides network and security technology and a variety of recurring managed data services. The Equipment and Consulting segment, which operates worldwide, delivers networking and security equipment and software as well as provides consulting services on a fee for service or project basis.

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

     Revenue from the sale of hardware, where our software is not essential, is recognized within Equipment & Consulting revenue at the time of delivery of hardware products to the customer, when the fee is fixed and determinable, collectibility is probable and a contract signed by both parties has been obtained. Maintenance or monitoring revenue that is bundled with an initial license fee is deferred and recognized ratably within MSC revenue over the maintenance or monitoring period in the accompanying condensed consolidated statements of operations. Amounts deferred for maintenance or monitoring are based on the fair value of equivalent maintenance or monitoring services sold separately. We have established vendor specific objective evidence ("VSOE") on all undelivered elements of our software arrangements, which consists of maintenance, monitoring and, at times, training and consulting. We use the residual method for delivered elements. Our consulting projects are short-term in nature and are recorded as revenue in Equipment and Consulting revenues in the accompanying condensed consolidated statements of operations and comprehensive loss when services are provided.

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

     Income taxes

     As part of the process of preparing our consolidated financial statements we are required to prepare our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have fully reserved our deferred tax assets at December 31, 2004 and June 30, 2004.

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

     Six months ended December 31, 2004 and 2003

          Revenue

     Revenue increased to $13.5 million for the six months ended December 31, 2004, compared to $12.0 million for the same period in the prior year. The increase in revenue is attributable to our MSC segment where revenue increased by $0.5 million and the Voice Services segment where revenue increased $1.4 million, offset by a decrease of approximately $0.4 million in our Equipment and Consulting segment. The increase in Voice Services and MSC is primarily attributable to sales to new customers totaling approximately $0.9 million, of which $0.7 million in Voice Services is non-recurring. The decrease in Equipment and Consulting is the result of stronger demand for our equipment in the prior year from our major customer in this segment.


          Cost of revenue and gross profit margin

     Cost of revenue increased to $8.4 million for the six months ended December 31, 2004, compared to $7.8 million for the same period in the prior year. Cost of revenue within the MSC segment increased to $2.3 million or 38% profit margin, compared to $2.1 million, or 31% profit margin for the same period in the prior year. The improved profit margin is primarily attributable to our sale of more profitable MSC services. Cost of revenue within the Voice Services segment increased to $6.0 million or 38% profit margin compared to $5.3 million or 36% profit margin for the same period in the prior year. This increased profit margin is primarily attributable to our negotiation with current and new vendors to lower voice rates. Cost of revenue within the Equipment and Consulting segment decreased to $0.1 million, or 54% profit margin compared to $0.3 million or 48% profit margin for the same period in the prior year. The decrease in profit margin is due to the product mix comprising the segment.

     Overall gross profit was 38% for the six months ended December 31, 2004, compared to 35% for the same period in the prior year. The increase in profit margin reflects increased sales of our more profitable services and products and the effect of rate negotiations with vendors.

          General and administrative

     General and administrative expenses increased to $3.5 million for the six months ended December 31, 2004, compared to $3.3 million for the same period in the prior year. The increase was primarily the result of professional service expenses related to our strategic investments in the higher education vertical market.

          Engineering and development

     Engineering and development expenses remained constant at $0.5 million for the six months ended December 31, 2004 and the same period in the prior year.
                                     18

          Sales and marketing

     Sales and marketing expenses increased to $2.2 million for the six months ended December 31, 2004, compared to $2.1 million for the same period in the prior year. The increase in sales and marketing expenses was primarily the result of an increase in the number of sales personnel, which resulted in increased salary, exclusive of benefits and indirect costs, of approximately $0.2 million and a new consulting agreement totaling $0.1 million, offset by a net decrease in equity compensation of consultants for the current period of approximately $0.1 million.

     Three months ended December 31, 2004 and 2003

          Revenue

     Revenue increased to $6.5 million for the three months ended December 31, 2004, compared to $6.0 million for the same period in the prior year. The increase in revenue is attributable to our Voice Services segment where revenue increased $0.5 million, offset by a decrease of approximately $0.1 million in our Equipment and Consulting segment. The increase in Voice Services is attributable to sales to new customers totaling approximately $0.2 million and new sales within our existing customer base totaling approximately $0.3 million.

          Cost of revenue and gross profit margin

     Cost of revenue increased to $4.0 million for the three months ended December 31, 2004, compared to $3.8 million for the same period in the prior year. Cost of revenue within the MSC segment remained constant at $1.2 million or 32% profit margin, compared to 29% profit margin for the same period in the prior year. The improved profit margin is primarily attributable to our sale of more profitable MSC services. Cost of revenue within the Voice Services segment increased to $2.8 million or 38% profit margin compared to $2.5 million or 37% profit margin for the same period in the prior year. Cost of revenue within the Equipment and Consulting segment decreased to $16,000, or 87% profit margin, for the three months ended December 31, 2004, compared to $57,000 or 75% profit margin, for the same period in the prior year. The increase in profit margin is due to the product mix comprising the segment.

     Overall gross profit margin was 37% for the three months ended December 31, 2004, compared to 36% for the same period in the prior year.

          General and administrative

     General and administrative expenses increased to $1.9 million for the three months ended December 31, 2004, compared to $1.7 million for the same period in the prior year. The increase was primarily the result of professional service expenses related to our strategic investments in the higher education vertical market.

          Engineering and development

     Engineering and development expenses decreased to $0.2 million for the three months ended December 31, 2004, compared to $0.3 million for the same period in the prior year.

          Sales and marketing

     Sales and marketing expenses increased to $1.2 million for the three months ended December 31, 2004, compared to $1.1 million for the same period in the prior year. The increase was primarily the result of an increase in the number of sales personnel, which resulted in increased salary of approximately $0.1 million and a new consulting agreement totaling $0.1 million, offset by a net decrease in equity compensation of consultants for the current period of approximately $0.1 million.

     Liquidity and Capital Resources

     Our operating activities provided cash of $0.6 million during the six months ended December 31, 2004, as compared to using $1.9 million for the same period in the prior year. Cash provided by operations for the six months ended December 31, 2004 was primarily attributable to a net loss of $1.0 million, an increase in prepaid expenses and inventories of $0.3 million and $0.4 million, respectively, partially offset by non-cash expenses totaling $0.9 million, including equity compensation of $0.2 million, an increase in accounts payable and accrued expenses of $1.5 million. Cash used by operations for the six months ended December 31, 2003 was primarily attributable to a net loss of $1.8 million, an increase in accounts receivable of $0.8 million and an increase in deferred revenue of $0.3 million partially offset by a decrease in restricted cash of $0.3 million and non-cash charges for depreciation and amortization and equity compensation of approximately $0.5 million and $0.7 million, respectively.

     Our investing activities used cash of $0.5 million during the six months ended December 31, 2004, as compared to $0.2 million for the same period in the prior year. Cash used in investing activities for the six months ended December 31, 2004 was primarily attributable to a cash payment of $0.5 million paid to acquire customers from their previous telecommunications provider. In addition to the cash payment, the company signed a interest bearing note payable for $0.8 million, payable in four annual installments. Cash used in investing activities for the six months ended December 31, 2003 was primarily attributable to a payment of $0.09 million paid to acquire customers from their previous telecommunications provider at a rate of 1.35 times the monthly revenue for customers entering into new contracts with us.

     Our financing activities were not significant during the six months ended December 31, 2004, as compared to providing cash of $5.4 million during the same period in the prior year. Cash provided by financing activities for the six months ended December 31, 2003 was the result of the private sale of the Company's convertible preferred stock and warrants aggregating approximately $4.9 million as well as the private sale of the Company's common stock and warrants aggregating approximately $1.3 million, partially offset by financing costs of approximately $0.6 million.

     Management's plan

     Historically, our main source of liquidity has been equity financing, which was used to fund historical losses from operating activities. Based on our current cash position of approximately $5.5 million and our trend toward cash flow positive and profitability, there is no plan or requirement for additional financing. Additionally, we believe the Company has sufficient cash to meet our funding needs for at least the next 12 months.

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

     Changes in Internal Controls
     ----------------------------

     There was no change in our Internal Controls during Second Quarter Fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our Internal Controls.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Not applicable

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          A. We held our Annual Meeting of Shareholders on December 14, 2004.

          B. Two directors were elected at the Annual Meeting to serve in Class II until the Annual Meeting of Shareholders in 2007. The names of these directors and votes cast in favor of their election and shares withheld are as follows:

         Name                         Votes For                  Votes Withheld
         ----------------------------------------------------------------------
         Myron Levy                   17,449,283                     169,607
         Walter M. Groteke            17,449,283                     169,607

          The other directors are Carlos Campbell, Walter R. Groteke and Fassil Gabremariam.

          C. In addition to the election of directors, the shareholders approved the proposal to ratify the amendment of the Certificate of
          Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 65,000,000 shares, par value $,0033 -
          17,130,005 shares were voted in favor of this proposal, 419,885 shares against and 67,550 abstained.



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




                        BY:     NETWOLVES CORPORATION






                                /s/Walter M. Groteke
                                --------------------
                                Walter M. Groteke
                                Chairman of the Board and President






                                /s/Peter C. Castle
                                --------------------
                                Peter C. Castle
                                Secretary and Treasurer
                                Principal Financial Officer and
                                Principal Accounting Officer




Date: February 14, 2005