Form 10QSB
period 2005-03-31
NETWOLVES CORP
filed 2005-05-16
CIK 1084103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2005
                                                --------------

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

                            Yes    X        No
                                  ---

Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

                                                 NUMBER OF SHARES OUTSTANDING ON
        TITLE OF CLASS                                     May 12, 2005
------------------------------                   -------------------------------

Common Stock, $.0033 par value                           27,938,313
                                                        -----------

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                          FORM 10-QSB - MARCH 31, 2005





                                      INDEX

PART I - FINANCIAL INFORMATION
      ITEM 1 - FINANCIAL STATEMENTS

      CONDENSED CONSOLIDATED BALANCE SHEETS
           March 31, 2005 (unaudited) and June 30, 2004 .................................................. 1 - 3

      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           For the three and nine months ended March 31, 2005 (unaudited)
             and March 31, 2004 (unaudited and as restated) .............................................. 4 - 5

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the nine months ended March 31, 2005 (unaudited)
             and March 31, 2004 (unaudited) .............................................................. 6 - 7

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ............................................... 8 - 14

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                 OF OPERATION ........................................................................... 15 - 20

      ITEM 3 - CONTROLS AND PROCEDURES ...................................................................   21


PART II - OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS .........................................................................   22

      ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS................................   22

      ITEM 3 - DEFAULTS UPON SENIOR SECURITIES ...........................................................   22

      ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......................................   22

      ITEM 5 - OTHER INFORMATION .........................................................................   22

      ITEM 6 - EXHIBITS...................................................................................   22

SIGNATURES       ........................................................................................    23

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS                                                                             March 31,              June 30,
                                                                                     2005                   2004
                                                                           ---------------------- ---------------------
                                                                                  (Unaudited)
Current assets
  Cash and cash equivalents                                                 $        3,023,036     $        5,439,345
  Acccounts receivable, net of allowance of $243,384 and
  $131,678 at March 31, 2005 and June 30, 2004, respectively                         4,207,957              3,421,185
  Inventories                                                                          517,883                79,764
  Prepaid expenses                                                                     488,009                277,869
  Other current assets                                                                  18,316                 30,993
                                                                           ---------------------- ---------------------
    Total current assets                                                             8,255,201              9,249,156
                                                                           ---------------------- ---------------------

Restricted cash                                                                         25,750                 25,566

Property and equipment, net                                                            285,757                399,355

Internally developed software, net                                                         -                   12,594

Identifiable intangible assets
Patent                                                                                  64,989                 58,106
Licenses                                                                               203,000                203,000
Contractual customer relationships, net                                              2,432,625              1,526,851
Computer billing software, net                                                         427,043                568,043
                                                                           ---------------------- ---------------------
   Total identifiable intangible assets                                              3,127,657              2,356,000

Goodwill                                                                             3,515,698              3,515,698

Other assets                                                                            65,107                 60,312
                                                                           ---------------------- ---------------------
                                                                            $       15,275,170     $       15,618,681
                                                                           ====================== =====================

The accompanying notes are an integral
  part of these condensed consolidated
  financial statements.


                     NETWOLVES CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS




(continued)                                                                      March 31,              June 30,
                                                                                   2005                   2004
                                                                           ---------------------- ---------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                            (Unaudited)

Current liabilities
 Accounts payable and accrued expenses                                      $        4,239,431     $        4,345,225
 Dividends payable                                                                     509,954              1,810,179
 Accrued losses of discontinued operations                                              38,760                107,841
 Deferred revenue                                                                      693,923                369,088
 Current maturities of long-term debt                                                  200,000                    -
                                                                           ---------------------- ---------------------
   Total current liabilities                                                         5,682,068              6,632,333

Deferred revenue                                                                        17,417                 29,667

Long term debt, net of current maturities                                              600,000                    -

Accrued losses of discontinued operations                                                  -                   18,514
                                                                           ---------------------- ---------------------
   Total liabilities                                                                 6,299,485              6,680,514
                                                                           ---------------------- ---------------------

Shareholders' equity
 Series A convertible preferred stock, $.0033 par value; $5,374,324 liquidation preference; 1,000,000 shares authorized on
  March 31, 2005 and June 30, 2004; 161,707 and 190,616
  shares issued and outstanding on March 31, 2005 and
  June 30, 2004, respectively                                                        1,849,682              2,112,039
 Series B convertible preferred stock, $.0033 par value; $7,442,282 liquidation preference; 500,000 shares authorized on
  March 31, 2005 and June 30, 2004; 227,970 and 270,269
  shares issued and outstanding on March 31, 2005 and
  June 30, 2004, respectively                                                        3,009,889              3,257,037
 Series C convertible preferred stock, $.0033 par value; $1,945,066 liquidation preference; 100,000 shares authorized on
  March 31, 2005 and June 30, 2004; 13,296 and 72,461
  shares issued and outstanding on March 31, 2005 and
  June 30, 2004, respectively                                                          197,649              3,013,771


The accompanying notes are an integral
  part of these condensed consolidated
  financial statements.



                     NETWOLVES CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

(continued)

 Preferred stock, $.0033 par value; 400,000 shares authorized on
  March 31, 2005 and June 30, 2004; no shares issued and
  outstanding on March 31, 2005 and June 30, 2004
 Common stock, $.0033 par value; 65,000,000 and 50,000,000
  shares authorized on March 31, 2005 and June 30, 2004,
  respectively; 27,496,434 and 20,925,261 shares issued and
  outstanding on March 31, 2005 and June 30, 2004,
  respectively                                                                          90,379                 69,054
 Additional paid in capital                                                         78,283,208             73,631,120
 Unamortized value of equity compensation                                             (112,475)              (480,201)
 Accumulated deficit                                                               (74,342,647)           (72,664,653)
                                                                           ---------------------- ---------------------
  Total shareholders' equity                                                         8,975,685              8,938,167
                                                                           ---------------------- ---------------------

                                                                           ---------------------- ---------------------
                                                                            $       15,275,170     $       15,618,681
                                                                           ====================== =====================

The accompanying notes are an integral
  part of these condensed consolidated
  financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 For the three months ended               For the nine months ended
                                                         March 31                                 March 31
                                                               (As restated)                               (As restated)
                                                  2005              2004                   2005                  2004
                                            ----------------------------------- --------------------------------------------
Revenue
    Voice services                            $   4,866,499     $ 4,228,027       $      14,453,347     $      12,451,277
    Managed service charges                       1,819,712       1,890,687               5,444,572             5,002,491
    Equipment and consulting                         45,990          42,889                 364,079               712,522
                                            ----------------------------------- --------------------------------------------
                                                  6,732,201       6,161,603              20,261,998            18,166,290
                                            ----------------------------------- --------------------------------------------
Cost of revenue
    Voice services                                3,065,997       2,808,343               9,036,375             8,100,275
    Managed service charges                       1,231,493       1,049,044               3,495,542             3,185,687
    Equipment and consulting                         25,581          20,683                 173,176               367,657
                                            ----------------------------------- --------------------------------------------
                                                  4,323,071       3,878,070              12,705,093            11,653,619
                                            ----------------------------------- --------------------------------------------
Gross profit                                      2,409,130       2,283,533               7,556,905             6,512,671

Operating expenses
    General and administrative                    1,699,365       1,772,988               5,156,175             5,076,381
    Engineering and development                     230,437         225,775                 704,839               751,494
    Sales and marketing                           1,231,339       1,115,959               3,389,200             3,251,444

                                            ----------------------------------- --------------------------------------------
                                                  3,161,141       3,114,722               9,250,214             9,079,319
                                            ----------------------------------- --------------------------------------------

Loss before other income                           (752,011)       (831,189)             (1,693,309)           (2,566,648)

Other income (expense)
    Investment income                                15,026           3,534                  23,317                 6,630
    Gain on extinguishment of debt                       -               -                       -                 17,400
    Minority interest                                    -              543                      -                  1,138
    Interest expense                                 (6,004)             -                   (8,000)                   -

                                            ----------------------------------- --------------------------------------------
Loss before income taxes                           (742,989)       (827,112)             (1,677,992)           (2,541,480)
                                            ----------------------------------- --------------------------------------------
Provision for income taxes                               -           44,968                      -                117,688
                                            ----------------------------------- --------------------------------------------
Net loss                                     $     (742,989)   $   (872,080)     $       (1,677,992)   $       (2,659,168)
                                            =================================== ============================================

The accompanying notes are an integral
  part of these condensed consolidated
  financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


(continued)                                      For the three months ended               For the nine months ended
                                                         March 31                                  March 31
                                                               (As restated)                              (As restated)
                                                  2005              2004                   2005                  2004
                                            ----------------------------------- --------------------------------------------
Basic and diluted net loss per share

Net loss                                     $     (742,989)   $   (872,080)     $       (1,677,992)   $       (2,659,168)

 Dividends and beneficial conversion on
     convertible preferred stock                   (202,597)     (1,125,538)               (893,422)           (5,533,808)

                                            ----------------------------------- --------------------------------------------
Net loss attributable to common              $     (945,586)   $ (1,997,618)      $      (2,571,414)   $       (8,192,976)
                                            =================================== ============================================
 shareholders

Basic and diluted net loss per share         $        (0.04)   $      (0.10)      $           (0.11)   $            (0.47)
                                            =================================== ============================================

Weighted average common shares
 outstanding, basic and diluted                  24,356,508      19,031,021              23,978,139            17,565,723
                                            =================================== ============================================


The accompanying notes are an integral
  part of these condensed consolidated
  financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     For the nine months ended
                                                                                      March 31
                                                                                 ------------------------------------
                                                                                         2005              2004
                                                                                 ------------------------------------
Cash flows from operating activities
    Net loss                                                                        $   (1,677,992)    $(2,659,168)
    Adjustments to reconcile net income (loss) to net
    cash used in operating activities
       Depreciation                                                                        154,002         166,647
       Amortization                                                                        692,097         543,594
       Bad debt expense                                                                    155,635             -
       Non-cash charge to operations with respect to
           stock and warrants issued for services and
           amortization of previously issues warrants                                      297,865       1,068,375
       Minority interest
                                                                                               -            (1,138)
       Gain on extinguishment of debt                                                          -           (17,400)
       Loss on disposal of property and equipment                                           16,452           7,623

    Changes in operating assets and liabilities
       Restricted cash                                                                        (184)        272,201
       Accounts receivable                                                                (911,683)       (977,909)
       Inventories                                                                        (438,119)         (56,364)
       Prepaid expenses                                                                   (210,140)         (79,409)
       Other current assets                                                                 12,674          (16,863)
       Accounts payable and accrued expenses                                              (135,793)        224,944
       Accrued loss on disposal of discontinued operations                                 (87,595)         (83,045)
       Deferred revenue                                                                    312,585        (273,831)
                                                                                 ------------------------------------
           Net cash used in operating activities                                        (1,820,196)     (1,881,743)
                                                                                 ------------------------------------

Cash flows from investing activities
     Patent costs paid                                                                      (6,883)            -
    Payment to purchase customer list                                                     (500,000)         (89,964)
     Payments for security deposits                                                         (4,795)            (580)
    Purchases of property and equipment                                                    (56,856)         (29,568)
                                                                                 ------------------------------------
           Net cash used in investing activities                                    $     (568,534)    $   (120,112)
                                                                                 ------------------------------------

The accompanying notes are an integral
  part of these condensed consolidated
  financial statements.


                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



(continued)                                                                            For the nine months ended
                                                                                        March 31
                                                                                 ------------------------------------
                                                                                          2005              2004
                                                                                 ------------------------------------
Cash flows from financing activities
  Cash proceeds from private sale of convertible preferred
    stock and warrants                                                              $          -        $ 4,941,600
  Cash proceeds from issuance of common stock                                                  -          1,256,250
  NASDAQ listing fee                                                                       (27,579)         (38,000)
  Financing costs paid                                                                         -           (618,198)
  Repayment of advances from related parties                                                   -           (150,000)
                                                                                 ------------------------------------
    Net cash (used in)/provided by financing activities                                    (27,579)       5,391,652
                                                                                 ------------------------------------
Net (decrease) increase in cash and cash equivalents                                    (2,416,309)       3,389,797

Cash and cash equivalents, beginning of period                                           5,439,345        1,336,191
                                                                                 ------------------------------------
Cash and cash equivalents, end of period                                            $    3,023,036      $ 4,725,988
                                                                                 ====================================


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES


Note payable                                                                        $      800,000      $       -
                                                                                 ====================================


Warrant issued related to acquisition of customer list                              $      175,000      $       -
                                                                                 ====================================

Acquired receivables related to acquisition of customer list                        $       30,723      $       -
                                                                                 ====================================

Dividends accrued on convertible preferred stock                                    $      702,617      $   687,850
                                                                                 ====================================

Dividends paid-in-kind on convertible preferred stock                               $    2,002,843      $   668,873
                                                                                 ====================================

Common stock issued in full settlement of note payable to
  Imperial Holdings, Inc.                                                           $          -        $   102,600
                                                                                 ====================================


The accompanying notes are an integral
  part of these condensed consolidated
  financial statements.
                                        7

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                   NINE MONTHS ENDED MARCH 31, 2005 AND 2004




1    Interim financial information

     The summary financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. These financial statements, including the condensed consolidated balance sheet as of June 30, 2004, which has been derived from audited financial statements, are presented in accordance with the requirements of Form 10-QSB and consequently may not include all disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-KSB. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004. The results of operations for the three and nine months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

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

                   NINE MONTHS ENDED MARCH 31, 2005 AND 2004


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

     Included in the periods restated were the balance sheet as of March 31, 2004 and statements of operations for the three and nine months then ended. The following amounts during that period were restated as a result of this change:

                                                     As previously
                                                       reported            Adjustment          As restated
                                                     -------------         ----------          -----------
       Quarter ended March 31, 2004
       (unaudited)

       Accounts payable and accrued expenses     $       4,385,017    $         965,197    $       5,350,214
       Convertible preferred stock:
       Series A                                          1,974,487              130,277            2,104,764
       Series B                                          3,774,301             (162,475)           3,611,826
       Series C                                          3,175,111              (35,786)           3,139,325
       Additional paid-in capital                       74,186,605             (897,214)          73,289,391
       Net loss attributable to common
       shareholders                                     (1,595,971)            (401,647)          (1,997,618)
       Basic and diluted net loss per share
                                                             (0.08)               (0.02)               (0.10)

4    Significant accounting policies

     Basic and diluted net loss per share

     The diluted loss per share does not include the impact of potential shares to be issued upon exercise of convertible preferred stock, options and warrants aggregating approximately 22.5 million and 28.2 million at March 31, 2005 and 2004, respectively, because the Company had a net loss attributable to common shareholders and, therefore, the effect would be antidilutive.

     Reclassifications

     Certain reclassifications have been made to the condensed consolidated financial statements shown for the prior periods in order to have them conform to the current period's classifications.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                   NINE MONTHS ENDED MARCH 31, 2005 AND 2004



     Stock based compensation

     Statement of Financial Accounting Standards ("SFAS"), "Accounting for Stock-Based Compensation" ("SFAS 123") establishes a fair value-based method of accounting for stock based compensation plans. The Company has chosen to adopt the disclosure requirements of SFAS 123 and SFAS 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure" ("SFAS 148") and continue to record stock compensation for its employees and outside directors using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, charges are made to operations in accounting for stock options granted to employees and outside directors when the option exercise prices are below the fair market value of the common stock at the measurement date.

     If the Company had elected to recognize compensation expense based upon the fair value at the date of grant consistent with the methodology prescribed by SFAS 123 and SFAS 148, the effect on the Company's net loss and net loss per share would be as follows:

                                           For the three months                       For the nine months
                                             ended March 31,                                ended March 31,
                                  --------------------------------------- -----------------------------------
                                                        (As restated)                              (As restated)

                                         2005                 2004                 2005                  2004
                                  ------------------  -------------------  -------------------   -----------------
Net loss attributable to
  common shareholders, as
  reported                        $       (945,586)   $      (1,997,618)   $      (2,571,414)    $      (8,192,976)

Add:  Total stock-based
  employee compensation
  expense included in reported
  net income (loss), net of
  related tax effects                          -                    -                    -                     -

Deduct:  Total stock-based
  employee compensation
  expense determined under
  fair value based method for
  all awards, net of related
  tax effects                              (78,660)            (148,843)            (326,018)             (442,041)
                                  ------------------  -------------------  -------------------   -----------------
Pro forma net loss
attributable to common
shareholders                     $      (1,024,246)   $      (2,146,461)   $      (2,897,432)    $      (8,635,017)
                                  ==================  ===================  ===================   ==================
Basic and diluted net loss per
share
         As reported             $            (.04)   $            (.10)   $            (.11)     $           (.47)
         Pro forma               $            (.04)   $            (.11)   $            (.12)     $           (.49)

     Equity issuances to non-employees in exchange for services are charged to operations over the period the services are provided using the fair value method on the measurement date.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                   NINE MONTHS ENDED MARCH 31, 2005 AND 2004

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

     In December 2004, the FASB finalized SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), amending SFAS No. 123, effective beginning the Company's first quarter of fiscal 2007. SFAS 123R will require the Company to expense stock options based on grant date fair value in our financial statements. Further, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The effect of expensing stock options on the results of operations using a Black-Scholes option-pricing model is presented in Note 2. The adoption of SFAS 123R will have no effect on the Company's cash flows or financial position, but will have an adverse impact on the Company's financial position and results of operations.

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                   NINE MONTHS ENDED MARCH 31, 2005 AND 2004





6    Related party transactions

     During the nine months ended March 31, 2005, the Company paid approximately $209,000 for legal services to law firms in which an employee/stockholder is affiliated.

7    Shareholders' equity

     Common stock

     During the annual meeting of shareholders held in December 2004, the proposed amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 65,000,000 shares, par value $.0033 per share, was ratified.

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

     Preferred stock

     For the nine months ended March 31, 2005, investors had converted 47,967 shares of Series A Preferred Stock, 64,063 shares of Series B Preferred Stock and 59,165 shares of Series C Preferred Stock resulting in issuances of 5,730,547 shares of common stock.

     On July 1, 2004, stock dividends totaling 19,058 shares were paid in Series A Preferred Stock to Series A Preferred Stock investors representing accrued dividends through June 30, 2004.

     On February 1, 2005, stock dividends totaling 21,764 shares were paid in Series B Preferred Stock to Series B Preferred Stock investors representing accrued dividends through January 31, 2005.

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                   NINE MONTHS ENDED MARCH 31, 2005 AND 2004

     The Voice Services segment, which operates worldwide, provides voice services including switched and dedicated outbound, switched and dedicated toll-free inbound, dedicated T1 access loops, calling and debit cards, and conference calling. The Managed Services Charges segment, which operates worldwide, provides network and security technology and a variety of recurring managed data services. The Equipment and Consulting segment, which operates worldwide, delivers networking and security equipment and software as well as provides consulting services on a fee for service or project basis for certain existing and/or future customers.

                                                      For the three months ended      For the nine months ended
                                                                March 31,                      March 31,
                                                    ------------------------------  ------------------------------
                                                        2005              2004          2005             2004
                                                    ------------      ------------  ------------     ------------
         Revenue
              Voice Services                         $ 4,866,499       $ 4,228,027  $ 14,453,347     $ 12,451,278
              Managed Service Charges                  1,819,712         1,890,687     5,444,572        5,002,490
              Equipment and Consulting                    45,990            42,889       364,079          712,522
                                                    ------------      ------------  ------------     ------------
                  Total                              $ 6,732,201       $ 6,161,603  $ 20,261,998     $ 18,166,290
                                                    ============      ============  ============     ============
              Cost of revenue
              Voice Services                         $ 3,065,997       $ 2,808,343  $  9,036,375     $  8,100,275
              Managed Service Charges                  1,231,493         1,049,044     3,495,542        3,185,687
              Equipment and Consulting                    25,581            20,683       173,176          367,657
                                                    ------------      ------------  ------------     ------------
                  Total                               $4,323,071       $ 3,878,070  $ 12,705,093     $ 11,653,619
                                                    ============      ============  ============     ============
         Operating income (loss)
              Voice Services                         $ (318,013)       $  (562,681) $   (678,640)    $ (1,356,934)
              Managed Service Charges                  (319,168)          (157,717)     (699,604)        (852,196)
              Equipment and Consulting                 (114,830)          (110,791)     (315,065)        (357,518)
                                                    ------------      ------------  ------------     ------------
                  Total                              $ (752,011)       $  (831,189) $ (1,693,309)    $ (2,566,648)
                                                    ============      ============  ============     ============

The Company is not disclosing total assets for each reportable segment because the chief operating decision maker reviews total assets on a consolidated basis.

The Company had one major customer which accounted for 27% and 31% of consolidated revenue for the nine months ended March 31, 2005 and March 31, 2004 respectively. Additionally, the Equipment and Consulting segment was dependent upon one customer, who accounted for 17% and 63% of the segment's revenues for the nine months ended March 31, 2005 and March 31, 2004, respectively.

The Company made purchases from two data and voice service providers included within the Managed Service Charges and Voice Services segment that aggregated approximately 80% and 70% and 86% and 85% of the total cost of revenue for the nine months ended March 31, 2005 and March 31, 2004, respectively.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                   NINE MONTHS ENDED MARCH 31, 2005 AND 2004



7    Income taxes


     The provision for income taxes consists of the following:

                                                      For the nine months ended
                                                              March 31,
                                                    --------------------------------

                                                          2005               2004
                                                    -------------      -------------
              Current - Federal and States          $       -          $     117,688
              Deferred - Federal                            -                  -
              Deferred - States                             -                  -
                                                    -------------      -------------
              Provision for income taxes            $      -    .      $     117,688
                                                    =============      =============


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

     Critical accounting policies and estimates

     The Company's discussion and analysis of its financial condition and results of operations is based upon the condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the periods. Estimates have been made by management in several areas, including, but not limited to, revenue recognition, allowance for doubtful accounts, deferred tax assets, goodwill and other intangible assets and stock based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

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

     Income taxes

     As part of the process of preparing our consolidated financial statements we are required to prepare our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have fully reserved our deferred tax assets at March 31, 2005 and June 30, 2004.

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

     Nine months ended March 31, 2005 and 2004

          Revenue

     Revenue increased to $20.3 million for the nine months ended March 31, 2005, compared to $18.2 million for the same period in the prior year. The increase in revenue is attributable to our Voice Services segment where revenue increased $2.0 million, our MSC segment where revenue increased by $0.4 million partially offset by a decrease of approximately $0.3 million in our Equipment and Consulting segment. The decrease in Equipment and Consulting is the result of stronger demand for our equipment in the prior year from our major customer in this segment.

          Cost of revenue and gross profit margin

     Cost of revenue increased to $12.7 million for the nine months ended March 31, 2005, compared to $11.7 million for the same period in the prior year. Cost of revenue within the Voice Services segment increased to $9.0 million or 38% profit margin compared to $8.1 million or 35% profit margin for the same period in the prior year. This increased profit margin is primarily attributable to our negotiation with current and new vendors to lower voice rates. Cost of revenue within the MSC segment increased to $3.5 million or 36% profit margin, compared to $3.2 million, or 36% profit margin for the same period in the prior year. Cost of revenue within the Equipment and Consulting segment decreased to $0.2 million, or 52% profit margin compared to $0.4 million or 48% profit margin for the same period in the prior year. The decrease in profit margin is due to the product mix comprising the segment.

     Overall gross profit was 37% for the nine months ended March 31, 2005, compared to 36% for the same period in the prior year. The increase in profit margin reflects increased sales of our more profitable services and products and the effect of rate negotiations with vendors.

          General and administrative

     General and administrative expenses increased to $5.2 million for the nine months ended March 31, 2005, compared to $5.1 million for the same period in the prior year.

          Engineering and development

     Engineering and development expenses decreased to $0.7 million versus $0.8 million for the nine months ended March 31, 2005 and the same period in the prior year.

          Sales and marketing

     Sales and marketing expenses increased to $3.4 million for the nine months ended March 31, 2005, compared to $3.3 million for the same period in the prior year.


     Three months ended March 31, 2005 and 2004

          Revenue

     Revenue increased to $6.7 million for the three months ended March 31, 2005, compared to $6.2 million for the same period in the prior year. The increase in revenue is attributable to our Voice Services segment where revenue increased $0.6 million, offset by a decrease of approximately $0.1 million in our MSC segment.

          Cost of revenue and gross profit margin

     Cost of revenue increased to $4.3 million for the three months ended March 31, 2005, compared to $3.9 million for the same period in the prior year. Cost of revenue within the Voice Services segment increased to $3.1 million or 37% profit margin compared to $2.8 million or 34% profit margin for the same period in the prior year. Cost of revenue within the MSC segment increased to $1.2 million or 33% profit margin, compared $1.0 million or 45% profit margin for the same period in the prior year. The improved profit margin is primarily attributable to our sale of more profitable MSC services.

     Overall gross profit margin was 36% for the three months ended March 31, 2005, compared to 37% for the same period in the prior year.

          General and administrative

     General and administrative expenses decreased to $1.7 million for the three months ended March 31, 2005, compared to $1.8 million in the same period in the prior year.

          Engineering and development

     Engineering and development expenses remained flat at $0.2 million for the three months ended March 31, 2005, compared the same period in the prior year.

          Sales and marketing

     Sales and marketing expenses increased to $1.2 million for the three months ended March 31, 2005, compared to $1.1 million for the same period in the prior year.


     Liquidity and Capital Resources

     Our operating activities used cash of $1.8 million during the nine months ended March 31, 2005, as compared to using $1.9 million for the same period in the prior year. Cash used by operations for the nine months ended March 31, 2005 was primarily attributable to a net loss of $1.7 million, an increase in accounts receivables and inventories of $0.9 million and $0.4 million, respectively, partially offset by non-cash expenses totaling $1.3 million, including equity compensation of $0.3 million and amortization of $0.7 million. Cash used by operations for the nine months ended March 31, 2004 was primarily attributable to a net loss of $2.7 million, an increase in accounts receivable of $1.0 million and an increase in deferred revenue of $0.3 million partially offset by a decrease in restricted cash of $0.3 million and non-cash charges for depreciation and amortization and equity compensation of approximately $1.8 million.

     Our investing activities used cash of $0.6 million during the nine months ended March 31, 2005, as compared to $0.1 million for the same period in the prior year. Cash used in investing activities for the nine months ended March 31, 2005 was primarily attributable to a cash payment of $0.5 million paid to acquire customers from their previous telecommunications provider. In addition to the cash payment, the company signed an interest bearing note payable for $0.8 million, payable in four annual installments. Cash used in investing activities for the nine months ended March 31, 2004 was primarily attributable to a payment of $0.09 million paid to acquire customers from their previous telecommunications provider at a rate of 1.35 times the monthly revenue for customers entering into new contracts with us.

     Our financing activities were not significant during the nine months ended March 31, 2005, as compared to providing cash of $5.4 million during the same period in the prior year. Cash provided by financing activities for the nine months ended March 31, 2004 was the result of the private sale of the Company's convertible preferred stock and warrants aggregating approximately $4.9 million as well as the private sale of the Company's common stock and warrants aggregating approximately $1.3 million, partially offset by financing costs of approximately $0.6 million.


     Management's plan

     Historically, our main source of liquidity has been equity financing, which was used to fund historical losses from operating activities. Based on our current cash position of approximately $3.0 million and our investments in growth, there is no plan or requirement for additional financing. Additionally, we believe the Company has sufficient cash to meet our funding needs for at least the next 12 months.

ITEM 3  CONTROLS AND PROCEDURES

     (a) Disclosure controls and procedures. As of the end of the Company's most recently completed fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) covered by this report, the Company cared out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms.

     (b) Changes in internal controls over financial reporting. There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Not applicable.


ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None


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





Date: May 16, 2005