Form 10KSB
period 2005-06-30
NETWOLVES CORP
filed 2005-10-24
CIK 1084103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    For the fiscal year ended June 30, 2005
                                       or
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period _______________ to _______________

                          Commission File No. 0-25831
                                              -------

                              NetWolves Corporation
                              ---------------------
             (Exact name of registrant as specified in its charter)

          New York                                      11-2208052
-------------------------------              ----------------------------------
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization

4805 Independence Parkway, Tampa, Florida                33634-7527
-----------------------------------------                ----------
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code:    (813) 286-8644
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X ].

Indicate by check mark whether the  registrant  is a shell  company  (defined in
Rule 12b-2 of the Exchange Act). Yes     No   X
                                     --      ---

The issuer's revenues for its most recent fiscal year were $27,129,707.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on October 11, 2005 as reported on the NASDAQ, was approximately $6,941,000. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliates status is not necessarily a conclusive determination for other purposes.

As of October 11, 2005, the Registrant had outstanding 29,929,380 shares of Common Stock.

Part III (Items 9, 10, 11 and 12) are incorporated by reference to Registrant's definitive proxy statement to be filed no later than 120 days after the close of its fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934.

A copy of the Company's Annual Report on Form-10KSB for the year ended June 30, 2005, as filed with the Securities and Exchange Commission, is available without charge to interested stockholders upon a written request to:

        Mr. Peter Castle
        NetWolves Corporation
        4805 Independence Parkway
        Suite 101
        Tampa, FL  33634-7527

PART I
     ITEM 1       Description of Business ................................................................        1
     ITEM 2       Description of Property ................................................................       17
     ITEM 3       Legal Proceedings ......................................................................       18
     ITEM 4       Submission of Matters to a Vote of Security Holders ....................................       19


PART II
     ITEM 5       Market for Common Equity, Related Stockholder Matters and Small Business
                  Issuer Purchases of Equity Securities ..................................................       18
     ITEM 6       Management's Discussion and Analysis of Plan of Operation...............................       19
     ITEM 7       Financial Statements....................................................................       23
     ITEM 8       Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure..............................................................................       23
     ITEM 8a      Controls and Procedures ................................................................       23

PART III
     ITEM 9       Directors, Executive Officers, Promoters and Control Persons; Compliance with
                  Section 16(a) of the Exchange Act.......................................................       25
                  Incorporated by reference to our Proxy Statement to be filed.
     ITEM 10      Executive Compensation .................................................................       25
                  Incorporated by reference to our Proxy Statement to be filed.
     ITEM 11      Security Ownership of Certain Beneficial Owners and Management and
                  Related Stockholder Matters............................................................        25
                  Incorporated by reference to our Proxy Statement to be filed.
     ITEM 12      Certain Relationships and Related Transactions ........................................        25
                  Incorporated by reference to our Proxy Statement to be filed.
     ITEM 13      Exhibits...............................................................................        26
     ITEM 14      Principal Accountant Fees and Services ................................................        27
                  Incorporated by reference to our Proxy Statement to be filed.

SIGNATURES        ........................................................................................       28

Report of Independent Registered Public Accounting Firm...................................................      F-1

                                     PART I

This Annual Report on Form 10-KSB, the exhibits hereto and the information incorporated by reference herein contain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and such forward looking statements involve risks and uncertainties. When used in this report, the words "expects", "anticipates", "estimates", "believes", "intends", "may", "will", "should", "plans", "predicts", "potential", "continue", "feels", "projects" and similar expressions are intended to identify forward looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include those discussed below under "Risk Factors" and those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" or incorporated by reference herein. NetWolves Corporation undertakes no obligation to publicly release any revisions to these forward looking statements to reflect the occurrence of events or circumstances after the date this Report is filed with the Securities and Exchange Commission or to reflect the occurrence of unanticipated events.


ITEM 1.         DESCRIPTION OF BUSINESS

Overview

NetWolves Corporation ("NetWolves" or the "Company") is a network continuity and security provider that offers high-performance network security solutions coupled with robust network management and communication services. The Company designs, develops and sells Internet infrastructure security platforms, coupled with network based management services, designed to significantly reduce the up-front and ongoing costs associated with small, medium and remote offices' global Internet access. NetWolves' patent pending system technology enables organizations to obtain their short, middle and long term IT initiatives through the deployment of our plug 'n' play perimeter office security platform, coupled with our secure remote monitoring and management ("SRM2 TM") system. Additionally, NetWolves' advanced, centralized, reporting offers the ability for corporate executives to view, via the Internet, both statistical and performance based metrics for their global network.

We operate primarily in three distinct segments. The Voice Services segment, which operates worldwide, provides voice services including switched and dedicated outbound, switched and dedicated toll-free inbound, calling and debit cards, and conference calling. The Managed Services Charges segment, which operates worldwide, provides network and security technology and a variety of recurring managed data services. The Equipment and Consulting segment, which operates worldwide, is primarily engaged in the design, development and support of information delivery hardware products and software as well as providing consulting services on an as needs basis for existing and potential customers.

We have achieved an offering of managed products and services that meet the necessary requirements for organizations to move off expensive private data networks in order to attain the benefits and flexibility of public data network. Additionally, our proprietary technology provides a high level of security through its integrated approach to management, monitoring and interoperability for small and medium remote enterprise locations (locations with less than 500 network users). We have a Managed Services Offering (MSO) that provides complete system solutions to organizations needing cost-effective network security features such as firewall, virtual private networking, routing, intrusion detection, content filtering, email, etc., delivered on low-cost commodity hardware with Internet-based expansion capabilities. Our patent- pending system technology enables organizations to achieve corporate Information technology
(IT) initiatives through the deployment of easily installable perimeter office security platforms, coupled with our secure remote monitoring and management ("SRM2 TM") system. SRM2 TM provides centralized management capabilities for hundreds or thousands of remote locations without risking networking integrity because it has no requirement to open an administrative port on the remote device, which is a common network vulnerability. We also provide cost-effective, value-added expansion technologies such as Intelligent Failover, which means that if one circuit for gaining access to information fails, the system would automatically switch to an alternative circuit based upon customer defined parameters.

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

Managed Service Charges

The NetWolves Security Suite ("NSS") and WolfPac Security Platforms offer sophisticated, yet easy-to- administer devices for securely connecting people and offices to the Internet by combining a wide range of functionality and communications choices. This functionality includes Internet access, firewall security, web access control, e-mail, IP routing, web server, caching server, and file sharing in an easy-to- configure integrated software and hardware solution. NetWolves' WolfPac Security Platforms work with a variety of access methods to the Internet including North American T1/56K, European E1 standards, ISDN lines, DSL, cable and satellite.

When NetWolves' WolfPac Security Platform resides between a company's local-area network and an Internet service, it provides shared Internet access for a few or up to hundreds of users. The Internet provides one of today's most cost-effective means of communication, and through the use of the WolfPac Security Platforms, an organization with many locations can create numerous intercompany online communities.

The WolfPac Security Platforms also contain advanced firewall security systems which enable businesses to implement company-wide network security policies, protecting a company's valuable data assets from unauthorized users. The WolfPac Security Platforms cost substantially less than the purchase of its functionality found via the traditional, integrated or patchwork approach by using individual products serving only limited function. Each application within the server is designed to work together using integrated hardware and software with a common interface. This facilitates expansion and support of the converging voice and data information.

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

General Electric Agreement

On June 29, 2000, General Electric Company ("GE") entered into an agreement with us for the master purchase, license and support services of NetWolves' security, remote monitoring and configuration management system. GE, after extensive due diligence in looking for the all-in-one small office solution for network management, interconnectivity and security, chose our products for deployment throughout their enterprise.

The contract is for a term of six years and is extended for four additional one-year periods unless prior notice of non-renewal is given by either party as defined in the agreement. The contract provides for us to receive a fee upon shipment of each unit, and an additional one-time configuration fee. Additionally, upon shipment of each unit, GE has the right to purchase from us support service and annual monitoring and management service on an annual basis ("Annual Services"). The Annual Services shall continue at the same rate per annum, at GE's discretion, provided that GE requests such services at any time during a subsequent year. GE is required to pay fees for Annual Services in full from the expiration date of the prior year period and revenue generated from the Annual Services is recognized over the service period.

Our products enable GE's worldwide offices to interact with each other, utilizing NetWolves advanced firewall security. NetWolves believes that this agreement further validates our technology and innovations within the firewall and network security markets. Network security is one of the most formidable challenges facing Fortune 1000 companies, and with its new SRM2 TM system, NetWolves can offer the appropriate solutions.

Customers

We currently work with more than 1000 customers, ranging from start-up organizations to large well- established corporations. Approximately 27% of our sales were made to Swift Transportation during the year ended June 30, 2005. Our agreement with Swift Transportation terminated on June 30, 2005.

Business Partners

        Our business partners include the following companies:

     --   Sprint
     --   MCI
     --   Broadwing Communications
     --   BellSouth
     --   SBC Communications
     --   Qwest (subagent to Global Communications)
     --   Covad
     --   NCR

A major portion of our revenues during the year ended June 30, 2005 were derived from telecommunications services. We depend on two major suppliers, Sprint and MCI, for the telecommunications services NNSI provides to its customers. Although there are other sources of telecommunications services, other providers do not offer exactly the same types of services, coverage area or reliability of service. As a result, the loss of services from one or both of these suppliers could cause disruptions and delays to our customers, drain the resources of our personnel, cause a loss of customers or business volume, and substantially decrease our revenues.

Competition

Current and potential competitors in our markets include, but are not limited to, the following, all of whom sell world-wide or have a presence in most of the major markets for such products: security appliance suppliers such as Watchguard Technologies, Inc., NetScreen Technologies, Inc., SonicWALL, Inc., enterprise firewall software vendors such as Check Point Software and Axent Technologies; network equipment manufacturers such as IBM, Cisco Systems, Lucent Technologies, Nortel Networks, 3COM and Nokia; computer or network component manufacturers such as Intel Corporation; operating system software vendors such as Microsoft Corporation, Novell, Inc. and Sun Microsystems, Inc; and carriers such as MCI, AT&T and Sprint. We expect competition to intensify as more companies enter the Internet security market and compete for market share. In addition, companies currently in the server market may continue to change product offerings in order to capture further market share. Many of these companies have substantially greater financial and marketing resources, research and development staffs, manufacturing and distribution facilities than us. There can be no assurance that our current and potential competitors will not develop products that may or may not be perceived to be more effective or responsive to technological change than ours, or that current or future products will not be rendered obsolete by such developments. Furthermore, increased competition could result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our business operating results and financial condition.

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

We intend to continue recruiting sales representatives throughout the United States under the direction on our VP of Sales. Field Sales Representatives are currently in place in New York, Tampa, Phoenix, Chicago, Atlanta, Utah, Boston and Minnetonka. They are supported by an in-house telemarketing organization based in Tampa, Florida and by customer support facilities based in Tampa. Our sales engineers work closely with our field sales representatives and perform important pre and post-sales functions, including systems analysis, product demonstrations, pilot evaluation program configuration and implementation, and customizing solutions for various end user and value added reseller clients.

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

Our engineering and development group is comprised of a core team of engineers who specialize in different areas of security and product development. NetWolves' team has experience in a variety of industries, including information security, designing networking protocols, building interfaces, designing databases, and computer telephony. Their expertise is used in the design of our core products and seeking enhanced functionality to meet future customer needs. As of September 30, 2005, our engineering and development group consists of 4 employees. We seek to recruit highly qualified employees and our ability to attract and retain such employees will be a principal factor in our success in achieving and maintaining a leading technological position.

Engineering and development expenses were approximately $965,000 and $982,000 for the years ended June 30, 2005 and 2004, respectively. The Company did not capitalize any internally developed software development costs during the years ended June 30, 2005 and 2004.

Employees

As of September 30, 2005, we employed approximately 86 full-time employees (3 of which are covered by employment agreements). Approximately 4 of these employees are involved in engineering and development, 58 in sales and marketing, 11 in finance and 13 in general administration and operations. In addition, we have retained independent contractors on a consulting basis who support engineering and marketing functions. To date, we believe we have been successful in attracting and retaining skilled and motivated individuals. Our success will depend in large part upon our continued ability to attract and retain qualified employees. We have never experienced a work stoppage and our employees are not covered by a collective bargaining agreement. We believe that we have good relations with our employees.

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

We sustained net losses of $ 4,840,770 and $2,642,601 for our fiscal years ended June 30, 2005 and 2004, respectively. We continue to sustain losses during the current fiscal year, and we cannot guarantee that we will achieve profitability in the future. We recognized revenues of $27,129,707 and $24,955,090 for our fiscal years ended June 30, 2005 and 2004, respectively with approximately $7.2 million and $7.5 million of our revenue for fiscal 2005 and 2004 derived from our agreement with Swift Transportation. On June 30, 2005, our agreement with Swift terminated. Subsequently, we have been successful in several new business opportunities and we have reduced certain operating costs. However, we expect that operating losses may continue.


Risks Related to Our Business

If we do not continue to succeed in establishing effective sales, marketing and distribution systems, we will not expand our business sufficiently to achieve profitability.

To increase market awareness and expand our Managed Services solutions business, we must establish effective sales and marketing for our services offering. To date, we have a limited number of personnel devoted to sales of these services, and have made limited sales. We intend to expand our customer base through sales of our managed services to established customers who fall within our target markets. Our future profitability depends, in part, on increasing sales of our managed services business.

We will not achieve profitability if we cannot compete successfully for sales of our internet security products and services.

Success of our Internet security solutions business depends upon our ability to gain market share for our services. Our target markets are the small to medium sized companies that demand both a connection to the Internet and to their business partners, and enterprise customers, such as multi-branch retailers and educational institutions. If we fail to penetrate our target markets and/or book substantial sales of our products, our operations and prospects will suffer. Gaining market acceptance will depend, in part, upon our ability to demonstrate the advantages of our Managed Services over technology offered by other companies. See "Risk Related to Our Industry - If we are unable to compete successfully in the markets for Internet Security Solutions and telecommunications services, we may not increase our revenues or achieve profitability."

The loss of two main suppliers of telecommunications services would have a substantial, negative effect on our revenues.

A major portion of our revenues during the year ended June 30, 2005 were derived from resales of telecommunications services. We depend on two major suppliers, Sprint and MCI, for the telecommunications services we provide to our customers. Although there are other sources of telecommunications services, other providers do not offer exactly the same types of services, coverage area or reliability of service. As a result, the loss of services from one or both of these suppliers could cause disruptions and delays to our customers, drain the resources of our personnel, cause a loss of customers or business volume, and substantially decrease our revenues.

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

Because we provide and monitor network security and protect confidential and potentially valuable information from transmission errors, viruses and security breaches, we could face claims by customers or third parties for product liability, tort or breach of warranty. Anyone who circumvents our security systems could misappropriate confidential information or other property of our customers or interrupt their operations. In this event, we could be forced to defend lawsuits by customers and third parties. In addition, we may face liability for breaches caused by faulty installation of our products. Although we attempt to reduce the risk of losses from claims through contractual warranty disclaimers and limitations on liability, these provisions may be unenforceable. Some courts have held that limitations on liability in standard software or computer contracts are unenforceable under certain conditions. Defending lawsuits, regardless of the merits, is generally costly. As a result, any lawsuits brought against us alleging failures of our security solutions products or services could significantly increase our operating costs and have a material adverse effect on our results of operations and financial condition.

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

We may finance future mergers or acquisitions with cash from operations, significant additional indebtedness or additional equity financings involving issuance of a significant number of shares of common or preferred stock. We cannot provide assurance that we will be able to generate cash from operations or obtain additional financing from external sources or that such financing, if available, will be on terms acceptable to us. If we incur substantial debt to finance an acquisition it could significantly increase our leverage and involve restrictive covenants which may limit our operations. The issuance of additional stock to finance acquisitions may dilute our earnings and result in substantial dilution to our shareholders.

Failure to attract and retain management and other personnel may damage our operations and financial results and cause our stock price to decline.

We depend to a significant degree on the skills, experience and efforts of our executive officers and other key management, technical, finance, sales and other personnel. Our failure to attract, integrate, motivate and retain existing or additional personnel could disrupt or otherwise harm our operations and financial results. Although we have employment agreements with each of Walter M. Groteke, our Chairman and Chief Executive Officer, Walter R. Groteke, our Executive Vice President and Peter C. Castle, our Chief Financial Officer, securing their employment for varying terms, we do carry key man life insurance policies covering Walter M. Groteke and Peter C. Castle. The loss of services of any of our key employees, an inability to attract or retain qualified personnel in the future, or delays in hiring additional personnel could delay the development of our business and have a negative impact on our operating results and financial condition.

Risks Related to Our Industry

Slower growth in demand for Internet security solutions and related products and
services  may  harm  our  revenues  and  prospects  for  achieving   growth  and
profitability.

The markets for our products and services depend on economic conditions affecting the broader network security, telecommunications services and related markets. Downturns in any of these markets may cause end users to delay or cancel orders for our products and services. Customers may experience financial difficulties, cease or scale back operations, or reverse prior decisions to budget for orders of our products and services. As a result, we could experience longer sales cycles, delays in payment and collection, and pressures from our markets to reduce our prices. Any reduction in prices would cause us to realize lower revenues and margins. The threats of global terrorism have also heightened awareness of the need for security, including security of information technology. If capital spending in our markets nevertheless declines, we may not be able to increase revenues or achieve profitability without increasing market share from competitors. See "If we are unable to compete successfully in the markets for Internet security solutions and telecommunications services, we may not increase revenues or achieve profitability."

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

     --   computer and network component manufacturers; and

     --   low-cost  Internet  hardware  suppliers  whose  products   incorporate
          network security features

Our competitors in the markets for telecommunications services primarily include:

     --   carriers such as MCI, AT&T and Sprint.

If we are unable to compete successfully in either business segment, our revenues may diminish and we may never achieve profitability.

Continuing changes in technology and industry standards could render our Internet security solutions unmarketable or obsolete.

The markets for our Internet security solutions change rapidly because of technological innovation, changes in customer requirements, declining prices, and evolving industry standards. New products and technology often render existing technology products, services or infrastructure obsolete, too costly or otherwise unmarketable. Our success depends on our ability to introduce innovations in our products and services, integrate new technologies into current products, and to develop new products and services, all on a timely basis. We cannot assure you that we will be successful in doing so, or do so in a sufficiently timely manner that we are able to compete successfully for customers and market share. In addition, if we fail to incorporate the features, performance criteria and security standards in our products and services that our customers require, market acceptance of our products may not materialize or be significantly delayed and our revenues will fail to grow or possible decline.

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

The market price of our common stock, like the price of shares of technology companies generally, has been and may continue to be volatile. From January 1, 2001 through October 11, 2005, the closing bid price of our common stock has varied from a high of $6.00 to a low of $0.33 per share, as reported on the Nasdaq October 11, 2005 was $.38. If our future operating results are below the expectations of stock market analysts and investors, our stock price may decline. Public announcement of our financial results and business developments may have a significant impact on the market price of our common stock. For example, each of the following could have the effect of temporarily or permanently reducing the market price of our common stock:

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

In March 2005, Nasdaq informed us that our common stock would be de-listed if we did not comply with Nasdaq's minimum bid price requirement by September 27, 2005. In order to comply, the closing bid price of our common stock had to equal or exceed $1.00 per share for at least ten consecutive trading days prior to that date. While we did not comply with this requirement by that date, we continued to meet the continued listing criteria for the Nadaq SmallCap Market and have been granted by Nasdaq an additional six-month period, until March 2006, to achieve the minimum bid price requirement.

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

At October 11, 2005, 29,824,205 shares of our common stock were outstanding and 8,119,541 shares are issuable upon conversion of outstanding preferred stock. Of these shares, approximately 12,000,000 shares are transferable without restriction under the Securities Act of 1933. Another approximately 2,000,000 shares are eligible for resale subject to the restrictions on volume, manner of sale and other conditions of Rule 144 promulgated under the Securities Act. Approximately 14,714,563 shares are issuable upon exercise of outstanding stock options and warrants. Sales of large amounts of these shares in the public market could depress the market price of the common stock and impair our ability to raise capital through offerings of our equity securities. Resale of shares of common stock that may be received by holders of outstanding options and warrants or convertible preferred stock of approximately 22,834,104 may also dilute substantially the net tangible book value of your shares of common stock.

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


ITEM 2. DESCRIPTION OF PROPERTY

     The Company currently maintains leased facilities in the locations listed below.

                                                                                                         CURRENT
                                                                                                          ANNUAL
                                                                         SQUARE         TERM OF           LEASE
        FUNCTION                              LOCATION                    FEET           LEASE            COSTS
------------------------              ---------------------------        ------         -------      ---------------
NetWolves Corporation -                4850 Independence Parkway,        17,316         1/31/11      $       311,688
Corporate Headquarters                 Suite 101
                                       Tampa, FL 33634

NetWolves Global Services              200 Garden City Plaza,             1,855         3/31/10      $        49,529
 - Regional Sales Office               Suite 200
                                       Garden City, NY 11530

NetWolves Technologies -               5900 Jetport Industrial            1,800         12/31/05     $        13,251
Manufacturing Facility                 Boulevard
                                       Tampa, FL  33634

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

ITEM 3. LEGAL PROCEEDINGS
        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None


ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the Nasdaq SmallCap Market under the symbol "WOLV." since April 2000. The following table sets forth, for the calendar periods indicated, the high and low closing sales prices for the common stock as reported by the Nasdaq SmallCap Market for the fiscal quarters indicated:

                                   Fiscal 2005                   Fiscal 2004
                                   -----------                   -----------

         Quarter                High       Low             High           Low
                             ---------  --------         --------      ---------
         First               $   1.090  $   .550         $  2.620      $   1.010
         Second                  1.750      .550            2.350          1.700
         Third                   1.430      .550            2.140          1.250
         Fourth                   .720      .360            1.650          1.030

As of October 11, 2005, there were approximately 267 holders of record of the common stock. On October 11, 2005, the closing sales price of NetWolves common stock was $0.38 per share.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-looking Statements

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "intends", "estimates", "predicts", "potential",

"continue", "feels", "projects" or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks included in this annual report on Form 10-KSB. These factors may cause our actual results to differ materially from any forward-looking statement.

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

The year ended June 30, 2005 ("Fiscal 2005") compared to the year ended June 30, 2004 ("Fiscal 2004") is as follows:

Revenue

Revenue from continuing operations increased to $27.1 million in Fiscal 2005 from $25.0 million in Fiscal 2004. This increase is attributable to our MSC segment where revenue increased by $998,629 and the Voice Services segment where revenue increased $2,531,735. This was offset by a decrease in the Equipment and Consulting segment of approximately $1,355,747. This decrease was primarily attributable to reduced sales to a single customer, which occurred, in the prior period. The increase in Voice Services and MSC is attributable to sales to new customers of approximately $2.8 million and sales to acquired customers of approximately $1.7 million for total new sales of approximately $4.5 million and new sales within our existing customer base of $0.5 million. Sales growth from new and existing customers was offset by attrition in the customer base of approximately $2.9 million. Customer attrition is caused by two primary factors. The first is existing customers signing a new reduced price contract, known as "re- terms". Re-terms accounted for approximately 10% of overall attrition. The second primary factor is customers selecting a different service provider for rate competitiveness or relationship reasons, which accounted for approximately 90% of overall attrition. As of June 2005, Swift Transportation, which accounted for 27% and 30% of overall revenues in fiscal 2005 and 2004, is expected to account for less than 10% of fiscal 2006 revenue.

Cost of revenue and gross profit

Cost of revenue increased to $17.5 million for Fiscal 2005, compared to $15.4 million for Fiscal 2004. Cost of revenue within the MSC segment increased to $4.8 million, or 39% profit margin, compared to $4.2 million, or 39% profit margin for the same period in the prior year. The consistant profit margin is primarily attributable to our sale of additional like MSC services. Cost of revenue within the Voice Services segment increased to $12.7 million or 33% profit margin compared to $10.5 million or 37% profit margin for the same period in the prior year. The decreased profit margin is primarily attributable to our rate concessions with certain customer re-terms and the effect of credits from vendors in the prior period. Cost of revenue within the Equipment and Consulting segment decreased to $29,154 or 81% profit margin compared to $0.8 million or 52% profit margin for the same period in the prior year. The change in profit margin is due to the product mix comprising the segment.

Overall gross profit was at 35% for Fiscal 2005, compared to 38% for Fiscal 2004. The decrease in gross profit is the result of lower margin in the voice services segment and the significant reduction in equipment and consulting revenues.

General and administrative

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and operations personnel, as well as insurance, rent, travel, communication expense and professional fees. General and administrative expenses were $ 7.6 million in Fiscal 2005 compared to $7.0 million in Fiscal 2004. The increase was due to a net increase in amortization and bad debt of approximately $0.8 million, professional services and additional salary and various other expenses relating to the integration of the acquired customer lists totaling $0.9 million. This was partially offset by a net decrease of equity compensation of $0.5 million compared to the prior period.

Engineering and development

Engineering and development expenses, which are expensed as incurred, consist primarily of salaries and related expenses for personnel utilized in designing, maintaining and enhancing our products as well as material costs for test units and prototypes. Costs associated with the development of software products are generally capitalized once technological feasibility is reached. Engineering and development expenses remained consistent from Fiscal 2004 to Fiscal 2005 at approximately $1.0 million.

Sales and marketing

Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as costs associated with trade shows, promotional activities, advertising and public relations. Sales and marketing expenses increased to $5.5 million in Fiscal 2005 from $4.3 million in Fiscal 2004. The increase in sales and marketing expenses was primarily the result of an increase in the number of sales personnel, which resulted in increased salary of $0.8 million as well as equity compensation for consultants and sales personnel which increased $0.4 million compared to the same period in the prior year We have made a significant investment in the sales force, which is anticipated to have a positive impact in future periods.

Impairment

During the year ended June 20, 2005, the Company recorded an impairment charge for one of its customer lists due to the loss of a customer that represents 27% of revenues, in the amount of $393,951, which is included in the consolidated statements of operations.

Other income (expenses)

Other income (expenses) consists of interest income of $9,001 in Fiscal 2005. For the twelve months ended June 30, 2004, other income consisted primarily of a gain on extinguishment of debt in the amount of $17,400 and investment income in the amount of $12,543.

Liquidity and Capital Resources

The year ended June 30, 2005 ("Fiscal 2005") compared to the year ended June 30, 2004 ("Fiscal 2004") is as follows:

We have financed our operations in Fiscal 2005 from working capital and in Fiscal 2004 from stock issuances. At June 30, 2005 we had cash and cash equivalent of $3.3 million as compared to cash and cash equivalent of $5.4 million at June 30, 2004. Our operating activities used cash of $1.4 million during the year ended June 30, 2005, as compared to $1.1 million during the prior year. Cash used for the year ended June 30, 2005 was primarily attributable to a net loss of $4.8 million, partially offset by non-cash expenses including equity compensation of $1.1 million, impairment charges of $0.4 million, depreciation and amortization of $1.1 million and bad debt expense of $0.6 million. Cash used for the year ended June 30, 2004 was primarily attributable to a net loss of $2.6 million, partially offset by non-cash expenses including equity compensation of $1.6 million and depreciation and amortization of $0.9 million offset by change in working capital.

Our investing activities used cash of $0.7 million during the year ended June 30, 2005, as compared to using cash of $0.1 million during the prior year. Cash used in investing activities for the year ended June 30, 2005 was primarily attributable to a payment of $0.7 million to purchase customer lists. Cash used in investing activities for the year ended June 30, 2004 was primarily attributable to a payment of $0.06 million to purchase customer lists, and purchases of property and equipment of $0.05 million.

Our financing activities provided a limited amount of cash from the exercise of warrants during the year ended June 30, 2005, as compared to providing net cash of $5.4 million during the prior year. Cash provided by financing activities for the year ended June 30, 2004 was primarily attributable to the private sale of our convertible preferred stock and warrants aggregating approximately $4.9 million as well as the private sale of our common stock and warrants aggregating approximately $1.3 million, partially offset by financing costs of approximately $0.7 million.

Summary

Historically, we have experienced significant recurring net operating losses as well as negative cash flows from operations. Our main source of liquidity has been equity financing, which is used to fund losses from operating activities. For the year ended June 30, 2005, we engaged in no fund raising activities. We believe the Company has sufficient cash to meet our funding needs through at least June 30, 2006.


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

Revenue recognition

Revenues generated from the resale of voice services are recognized as services, are provided and included within Voice Services segment in the accompanying consolidated statements of operations.

Revenues generated from the sale of recurring services within the Managed Service Charges ("MSC") segment are recognized as services and are provided. Maintenance or monitoring revenue that is bundled with an initial license fee is deferred and recognized ratably within the period in the accompanying consolidated statements of operations.

Revenue from the sale of hardware is recognized within Equipment & Consulting revenue at the time of delivery of hardware products by the customer, when the fee is fixed and determinable, collectability is probable and a contract signed by both parties has been obtained. Our consulting projects are short-term in nature and are recorded as completed or portion thereof in the period performed in the accompanying consolidated statements of operations .

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

Income taxes

As part of the process of preparing our consolidated financial statements we are required to prepare our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have fully reserved our deferred tax assets at June 30, 2005 and 2004. If expectations for future performance, the timing of deductibility of expenses, or tax statutes change in the future, we could decide to adjust the valuation allowance, which may increase or decrease income tax expense.

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

ITEM 7. FINANCIAL STATEMENTS

     The financial statements of the Company and its subsidiaries are included herein beginning on page F-1 and include:

--   Report of Independent Registered Public Accounting Firm

--   Consolidated Balance Sheets at June 30, 2005 and 2004

-- Consolidated Statements of Operations, Cash Flows and Shareholders' Equity for the years ended June 30, 2005 and 2004

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

     Evaluation of Disclosure Controls

     The Company maintains controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports it files with the SEC, and to process, summarize and disclose this information within the time period specified in the rules of the SEC. The Company's Chief Executive and Chief Financial Officers are responsible for establishing, maintaining and enhancing these procedures. They are also responsible, as required by the rules established by the SEC, for the evaluation of the effectiveness of these procedures.

     Based on our management's evaluation (with participating of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that a deficiency was identified in its internal controls over financial reporting, which constitutes a "material weakness". Accordingly, management has concluded that its disclosure controls and procedures are not effective.

     The material weakness is the result of an insufficient number of personnel having adequate knowledge, experience and training to provide effective oversight and review over the Company's financial close and reporting process. During the periods ended June 30, 2005 and March 31, 2005, the Company experienced an unexpected high rate of turnover in key positions within the accounting department.


     Changes in Internal Controls

     The Company maintains a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary to permit preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP) and maintain accountability for assets. Access to assets is permitted only in accordance with management's general or specific authorization.

     There was no change in our Internal Controls during Fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our Internal Controls.

     It is the responsibility of the Company's management to establish and maintain adequate internal control over financial reporting. The material weakness identified relates to an insufficient number of personnel having adequate knowledge, experience and training to provide effective oversight and review over the Company's financial close and reporting process, is the result of limited financial resources typical of a company its size and an unexpected high turn over within the finance department during the reporting period. These control deficiencies in the aggregate did not result in any misstatements in the annual or interim consolidated financial statements. Management is in the process of remedying the weakness described above. Personnel have been added and are in the process of receiving the necessary training. Additionally, management is reviewing all systems and procedures relating to the financial close, with the objective of implementing additional controls and other process improvements in the near future

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this item is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the "Proxy Statement").


ITEM 10.  EXECUTIVE  COMPENSATION

The information required by this item is incorporated herein by reference to the Proxy Statement.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the Proxy Statement.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the Proxy Statement.

                                    PART IV

ITEM 13.        EXHIBITS

        Exhibits
        --------
3.1  Certificate of Incorporation, as amended ******
3.2  By-Laws. *
4.1  Specimen common stock certificate.*
4.2  Form of warrant to investment banking firm. *
4.3  Form of warrant to employees.*
10.3 1998 Stock Option Plan*
10.4 2000 Stock Option Plan **
10.5 2001 Stock Option Plan ***
10.6 2002 Stock Option Plan *****
10.7 2003 Stock Option/Stock Issuance Plan.*******
10.8 Form of Indemnification Agreement*
10.9 Employment Agreement between NetWolves Corporation and Walter M. Groteke dated July 1, 2004.
10.10Employment  Agreement between  NetWolves  Corporation and Walter R. Groteke dated July 1, 2004.
10.11Employment  Agreement  between  NetWolves  Corporation  and Peter C. Castle dated July 1, 2004.
10.12Agreement of Lease  between  Registrant  and  Fortunato  Development,  Inc.
     dated April 18, 2000.******
10.13Office Lease Agreement  between  Registrant and BRST Fountain Square L.L.C.
     dated September 29, 2000. ******
10.14Office Lease  Amendment  between  Registrant and DA Colonial  L.L.C.  dated
     August 12, 2005.
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

23.1 Consent of Marcum & Kliegman LLP

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Proxy Statement.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of October, 2005.

                                        NetWolves Corporation

                                        By: /s/ Walter M. Groteke
                                            ---------------------
                                            Walter M. Groteke
                                            Chairman of the Board, President
                                            and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 21, 2005 by the following persons in the capacities indicated:


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

/s/ Walter R. Groteke              Vice President - Sales and Marketing
Walter R. Groteke                     and Director

/s/ Peter C. Castle                Secretary and Treasurer
Peter C. Castle                       Principal Financial Officer and
                                      Principal Accounting Officer

/s/ Carlos Campbell                Director
Carlos Campbell

/s/ Fassil Gabremariam             Director
Fassil Gabremariam

/s/ Myron Levy                     Director
Myron Levy

                                    CONTENTS



REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ...................F-1

CONSOLIDATED BALANCE SHEETS
    June 30, 2005 and 2004...........................................F-2 - F-3

CONSOLIDATED STATEMENTS OF OPERATIONS
    For the years ended June 30, 2005 and 2004 .......................F4 - F-5

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
    For the years ended June 30, 2004 and 2005.......................F-6 - F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the years ended June 30, 2005 and 2004.......................F-8 - F-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ..........................F-10 - F-27

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Audit  Committee of the Board of Directors and  Shareholders of NetWolves
Corporation:


We have audited the accompanying consolidated balance sheets of NetWolves Corporation (a New York corporation) and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetWolves Corporation and subsidiaries at June 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles (United States).




/s/ Marcum & Kliegman LLP
     Melville, New York
     September 30, 2005

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                                June 30,
                                                                                --------------------------------------
                                                                                       2005                2004
                                                                                ------------------  ------------------
ASSETS
Current assets
    Cash and cash equivalents                                                   $        3,325,318  $        5,439,345
    Restricted cash                                                                         25,958              25,566

    Accounts receivable, net of allowance for doubtful accounts of
      $515,317 and $131,678 at June 30, 2005 and 2004, respectively                      4,206,658           3,421,185
    Inventories                                                                            468,705              79,764
    Prepaid expenses                                                                       354,637             277,869
    Other current assets                                                                     -                  30,993
                                                                                ------------------  ------------------
       Total current assets                                                              8,381,276           9,274,722

Property and equipment, net                                                                245,474             399,355

Identifiable intangible assets                                                           2,625,537           2,107,488

Goodwill and other indefinite lived intangible assets                                    3,783,687            3,776,804
Other assets                                                                                72,296               60,312
                                                                                ------------------  ------------------
                                                                                $       15,108,270  $       15,618,681
LIABILITIES AND SHAREHOLDERS' EQUITY                                            ==================  ==================
Current liabilities
    Accounts payable and accrued expenses                                       $        6,808,695  $        6,263,245
    Deferred revenue                                                                       692,930             369,088
    Current maturities of long-term debt                                                   300,000               -
                                                                                ------------------  ------------------
       Total current liabilities                                                         7,801,625           6,632,333



Deferred revenue                                                                             -                  29,667

Long term debt, net of current maturities                                                  750,000               -

Accrued losses of discontinued operations                                                    -                  18,514
                                                                                ------------------  ------------------
       Total liabilities                                                                 8,551,625           6,680,514
                                                                                ------------------  ------------------



The accompanying notes
  are an integral part of these
  consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                                June 30,
                                                                                --------------------------------------
                                                                                       2005                2004
                                                                                ------------------  ------------------
Shareholders' equity
    Series A convertible preferred stock, $.0033 par value; $7,851,736 liquidation preference; 1,000,000 authorized; 160,719 and 190,616
       shares issued and outstanding on June 30, 2005 and 2004, respectively    $        1,830,977  $        2,112,039

    Series B convertible preferred stock, $.0033 par value; $6,866,250 liquidation preference; 500,000 shares authorized; 207,219 and
       270,269 shares issued and outstanding on June 30, 2005 and 2004,
       respectively                                                                      2,729,977           3,257,037
    Series C convertible preferred stock, $.0033 par value; $863,370 liquidation preference; 100,000 shares authorized; 16,028 and 72,461
       shares issued and outstanding on June 30, 2005 and 2004, respectively               365,269           3,013,771
    Preferred stock, $.0033 par value; 400,000 shares authorized; no shares
       issued and outstanding                                                                  -                   -
    Common stock, $.0033 par value; 65,000,000 and 50,000,000 shares authorized on June 30,2005 and 2004; 29,824,205 and 20,925,261 shares
       issued and outstanding on June 30, 2005 and 2004, respectively                       98,420`              69,054
    Additional paid-in capital                                                          79,080,423          73,631,120
    Unamortized value of equity compensation                                               (43,000)           (480,201)
    Accumulated deficit                                                                (77,505,423)        (72,664,653)
                                                                                ------------------  ------------------
       Total shareholders' equity                                                        6,556,645           8,938,167
                                                                                ------------------  ------------------
                                                                                $       15,108,270  $       15,618,681
                                                                                ==================  ==================

The accompanying notes
  are an integral part of these
  consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPEATIONS

                                                                For the year ended June 30,
                                                                ---------------------------

                                                                 2005                 2004
                                                          ----------------      ---------------
Revenue
    Voice services                                        $     19,123,733    $     16,591,998
    Managed service charges                                      7,853,120           6,854,491
    Equipment and consulting                                       152,854           1,508,601
                                                          ----------------      ---------------
                                                                27,129,707          24,955,090
                                                          ----------------      ---------------
Cost of revenue
    Voice services                                              12,724,147          10,490,476
    Managed service charges                                      4,788,630           4,174,403
    Equipment and consulting                                        29,154             779,635
                                                          ----------------      ---------------
                                                                17,541,931          15,444,514
                                                          ----------------      ---------------
Gross profit                                                     9,587,776           9,510,576
                                                          ----------------      ---------------
Operating expenses
    General and administrative                                   7,579,110           7,001,233
    Engineering and development                                    964,510             981,518
    Sales and marketing                                          5,459,190           4,325,955
    Impairment loss                                                393,951                 -
                                                          ----------------      ---------------
                                                                14,396,761           12,308,706
                                                          ----------------      ---------------
Operating loss                                                  (4,808,985)          (2,798,130)
                                                          ----------------      ---------------
Other income
    Interest income                                                  9,001               12,543
    Gain on extinguishment of debt                                     -                 17,400
    Minority interest                                                  -                  1,138
                                                          ----------------      ---------------
                                                                     9,001               31,081
                                                          ----------------      ---------------
Loss before income taxes                                        (4,799,984)          (2,769,049)

    Provision for (benefit from) income taxes                       40,786             (124,448)
                                                          ----------------      ---------------
Net loss                                                  $     (4,840,770)          (2,642,601)
                                                          ================      ===============

The accompanying notes
  are an integral part of these
  consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                For the year ended June 30,
                                                                ---------------------------
                                                                 2005                 2004
                                                          ----------------      -----------------
Basic and diluted net loss per share

Net loss                                                  $     (4,840,770)     $      (2,642,601)

    Dividends and beneficial conversion feature on              (1,163,710)            (6,261,314)
       convertible preferred stock                        ----------------      -----------------

Net loss attributable to common shareholders              $     (6,004,480)     $      (8,903,915)
                                                          ================      =================
Basic and diluted net loss per share                      $          (0.24)     $           (0.49)
                                                          ================      =================

Weighted average common shares
  outstanding, basic and diluted                                24,966,916             18,260,454
                                                          ================      =================


The accompanying notes
  are an integral part of these
  consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY


                                                                      Series A             Series B             Series C
                                                                     convertible          convertible          convertible
                                               Common stock         preferred stock       preferred stock      preferred stock
                                            Shares      Amount    Shares    Amount      Shares    Amount     Shares    Amount
                                            ------      ------    ------    ------      ------    ------     ------    ------
Balance, July 1, 2003                      15,847,119  $ 52,296   269,462  $2,932,178   290,963  $3,259,945    2,850    $136,140

Common stock, options and warrants issued
      for services                             52,696       174

Amortization of warrants and restricted
common stock


Convertible preferred stock issued in
private placement, net of cash expenses
of $494,160                                                                                                   82,362   3,365,423

Conversion of convertible preferred stock   3,720,446    12,277   (98,814) (1,238,923)  (43,782)   (532,583) (16,534)   (789,883)

Convertible preferred stock dividends
and registration default penalizes accrued

Increasing rate preferred stock                                               119,271               160,316               74,030

Payment of preferred stock dividends in
convertible preferred stock                                        19,968     299,513    23,088     369,359    3,783     228,061

Nasdaq listing fee for additional shares of common stock

Exercise of warrants                           45,000       149

Common stock issued to settle note
payable                                        60,000       198

Common stock issued in private placement,
    net of expenses of $140,000             1,200,000     3,960

Extinguishment of minority interest

Net loss, year ended June 30, 2004               -          -         -          -         -           -         -           -
                                           ----------  --------   -------  ----------  --------  ----------   ------  ----------
Balance, June 30, 2004                     20,925,261   $69,054   190,616  $2,112,039   270,269  $3,257,037   72,461  $3,013,771
                                           ==========  ========   =======  ==========  ========  ==========   ======  ==========

The accompanying notes are an integral
part of these consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY



                                            Additional                  Unamortized       Total
                                            paid-in      Accumulated  value of equity  shareholders'
                                            capital        deficit      compensation      equity
                                            ----------   ------------  --------------   ------------
Balance, July 1, 2003                      $69,084,589   $(70,022,052)   $(104,758)     $5,338,338

Common stock, options and warrants issued
      for services                           2,426,446                  (1,131,823)      1,294,797

Amortization of warrants and restricted
common stock                                  (449,638)                    756,380         306,742


Convertible preferred stock issued in
private placement, net of cash expenses
of $494,160                                  1,082,017                                   4,447,440

Conversion of convertible preferred stock    2,549,112                                        -

Convertible preferred stock dividends
and registration default penalties accrued  (2,135,070)                                 (2,135,070)

Increasing rate preferred stock               (353,617)                                       -

Payment of preferred stock dividends in
convertible preferred stock                      -                                         896,933

Nasdaq listing fee for additional shares
of common stock                                (61,859)                                    (61,859)

Exercise of warrants                            56,102                                      56,251

Common stock issued to settle note
payable                                        102,402                                     102,600

Common stock issued in private placement,
    net of expenses of $140,000              1,056,040                                   1,060,000

Extinguishment of minority interest            274,596                                     274,596

Net loss, year ended June 30, 2004                         (2,642,601)         -         (2,642,601)
                                           -----------   -------------   ---------      -----------
Balance, June 30, 2004                     $73,631,120   $(72,664,653)   $(480,201)     $8,938,167
                                           ===========   =============   =========      ===========
The accompanying notes are an integral
part of these consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY


                                                                      Series A             Series B             Series C
                                                                     convertible          convertible          convertible
                                               Common stock         preferred stock       preferred stock      preferred stock
                                            Shares      Amount    Shares     Amount      Shares    Amount     Shares    Amount
                                            ------      ------    ------     ------      ------    ------     ------    ------
Balance, July 1, 2004                       20,925,261  $  69,054 190,616   $2,112,039   270,269  $3,257,037   72,461  $3,013,771

Payments of registration penalties             815,626      2,692

Conversion of convertible preferred stock    6,173,318     20,372 (48,955)    (566,976)  (84,814)   (952,996) (59,339) (2,856,042)

Convertible preferred stock dividends and registration default penalties accrued

Increasing rate preferred stock                                                                       76,768               33,180

Common stock and warrants issued for
services                                     1,900,000      6,269

Payment of preferred stock dividends in
convertible preferred stock                                        19,058      285,916    21,764     349,168    2,906     174,360

Exercise of warrants                            10,000         33

Nasdaq listing fee for additional shares of common stock

Warrant issued related to acquisition of customer list

Net loss, year ended June 30, 2005
                                           ------------ ----------- -------- ----------  -------  ----------   ------   ---------
Balance, June 30, 2005                      29,824,205    $98,420   160,719  $1,830,979  207,219  $2,729,977   16,028   $ 365,269
                                            ==========    =======   ======== ==========  =======  ==========   ======   =========

The accompanying notes are an integral
part of these consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY


                                              Additional                  Unamortized       Total
                                              paid-in      Accumulated  value of equity   shareholders'
                                              capital        deficit      compensation      equity
                                              ----------   ------------  --------------   ------------
Balance, July 1, 2004                         $73,631,120  $(72,664,653)  $ (480,201)      $ 8,938,167

Payments of registration penalties              1,365,068                                    1,367,760

Conversion of convertible preferred stock       4,355,642                                            -

Convertible preferred stock dividends and
registration default penalties accrued           (888,871)                                    (888,871)

Increasing rate preferred stock                  (109,948)                                           -

Common stock and warrantsissued for services      648,108                    437,201         1,057,564

Payment of preferred stock dividends in
convertible preferred stock                                                                    809,444

Exercise of warrants                                9,967                                       10,000

Nasdaq listing fee for additional shares          (71,649)                                     (71,649)
of common stock

Warrant issued related to acquisition of
customer list                                     175,000                                      175,000

Net loss, year ended June 30, 2005                            (4,840,770)                   (4,840,770)

                                             ------------   -------------  ------------     ----------
Balance, June 30, 2005                       $ 79,080,423   $(77,505,423)   $(43,000)       $6,556,645
                                             ============   =============  ============     ==========

The accompanying notes are an integral
part of these consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         For the year ended June 30,

                                                                          2005                   2004
                                                                       -----------           -----------
        Cash flows from operating activities
          Net loss                                                     $(4,840,770)          $(2,642,601)
           Adjustments to reconcile net loss to net cash used
              in operating activities
                 Depreciation                                              198,095               223,336
                 Amortization                                              932,278               719,833
                 Impairment                                                393,950                   -
                 Loss on disposal of property and equipment                  4,353                 7,900
                 Gain on extinguishment of debt                                -                 (17,400)
                 Non-cash charge to operations with respect to
                     common stock, options and warrants issued for
                     services                                            1,057,564             1,601,539
                  Bad debt expense                                         597,404                   -

                       Minority interest                                       -                  (1,138)

           Changes in operating assets and liabilities
               Restricted cash                                                (392)              272,135
               Accounts receivable                                      (1,382,877)           (1,166,395)
               Inventories                                                (388,941)                9,834
               Prepaid expenses                                            (76,768)             (105,867)
               Other current assets                                         30,993               (22,752)
               Other assets                                                (11,984)
               Accounts payable and accrued expenses                     1,898,251               185,153
               Accrued loss on disposal of discontinued operations        (117,678 )            (111,170)
               Deferred revenue                                            294,175               (75,870)
               Due to Norstan, Inc.                                         34,699                   -
                                                                       -----------           -----------
                  Net cash used in operating activities                 (1,377,648)           (1,123,463)
                                                                       -----------           -----------
           Cash flows from investing activities
               Payment to purchase customer contracts                     (650,000)              (61,429)
                                                                            (6,883)              (10,457)
               Acquired receivables related to acquisition
                of customer list                                            30,722
               Payment for security deposits                                                        (929)
               Purchases of property and equipment                         (48,569)              (52,399)
                                                                       -----------           -----------
                  Net cash used in investing activities                   (674,730)             (125,214)
                                                                       -----------           -----------

The accompanying notes
  are an integral part of these
  consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   For the year ended June 30,
                                                                   ---------------------------

                                                                    2005                 2004
                                                             -----------------    ------------------
Cash flows from financing activities

    Cash proceeds from exercise of warrant                              10,000               56,250
    Cash proceeds from issuance of convertible                             -              4,941,600
        preferred stock and warrants
    Cash proceeds from private sale of common stock                                       1,200,000
    Financing costs paid                                               (71,649)            (696,019)
    Repayment of advances from related parties
                                                                           -               (150,000)
                                                             -----------------    ------------------
          Net cash (used) provided by financing activities            (61,649)            5,351,831
                                                             -----------------    ------------------
Net decrease in cash and cash equivalents                           (2,114,027)           4,103,154

Cash and cash equivalents, beginning of year                         5,439,345            1,336,191
                                                             -----------------    ------------------
Cash and cash equivalents, end of year                               3,325,318    $       5,439,345
                                                             =================    ==================

Cash paid for taxes                                          $          41,400    $          81,837
                                                             =================    ==================
Cash paid for interest                                       $              -     $             -
                                                             =================    ==================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
    FINANCING ACTIVITIES

    Dividends accrued on convertible preferred stock         $         888,871    $        2,135,070
                                                             =================    ==================

    Dividends paid in kind on convertible preferred stock    $       2,177,204    $          896,933
                                                             =================    ==================
    Issuance of warrants for common stock                    $             -      $        1,082,017
                                                             =================    ==================
    Extinguishment of minority interest                      $             -      $          274,596
                                                             =================    ==================
    Common stock issued in full settlement of note payable
      to Imperial Holdings, Inc.                             $             -      $          102,600
                                                             =================    ==================

Note payable issued to purchase customer list                $       1,050,000                   -
                                                             =================    ==================
Warrant issued related to acquisition of customer list                 175,000                   -
                                                             =================    ==================

The accompanying notes
  are an integral part of these
  consolidated financial statements

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1    The Company

     The consolidated financial statements include the accounts of NetWolves Corporation and its subsidiaries, NetWolves Technologies Corporation ("NWT"), Norstan Network Services, Inc.,("NNSI") d/b/a NetWolves Network Services ("NNS") and TSG Global Education Web, Inc. ("TSG") (collectively "NetWolves" or the "Company").

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


2    Significant accounting policies

     Principles of consolidation

     The consolidated financial statements include the accounts of NetWolves Corporation and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. During March 2004, the minority interest in TSG was extinguished as the 70,000 shares that were previously under separate ownership were tendered back to the Company. The Company recorded this transaction as an increase to additional paid-in-capital totaling $274,596. As such, TSG is reflected as a wholly owned subsidiary of the Company in the accompanying consolidated financial statements.

     Cash and cash equivalents

     The Company considers highly liquid investments in debt securities with original maturities of three months or less to be cash equivalents. At June 30, 2005, $25,958 of the Company's cash is being utilized to secure various letters of credit and as such has been classified as restricted cash in the accompanying consolidated balance sheet.

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

     Inventories

     Inventories consist of raw materials and finished goods. Inventories are valued at the lower of cost or net realizable value using the first-in, first-out method. Additionally, raw material and finished goods amounted to $274,776 and $193,930 , respectively, at June 30, 2005 and $48,563 and
     $31,201, respectively, at June 30, 2004.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Prepaid expenses


     Prepaid expenses consist primarily of prepaid insurance and other prepaid items and are being ratably amortized over their respective contract periods.

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

     Internally developed software

     Costs associated with the development of software products are generally capitalized once technological feasibility is established in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Software costs are amortized using the greater of the ratio of current revenue to total projected revenue for a product or the straight-line method over its estimated useful life and amortization begins when products become available for general customer release. The Company recorded approximately $13,000 and $38,000 in amortization expense for the years ended June 30, 2005 and 2004, respectively, relating to internally developed software costs. Costs incurred prior to establishment of technological feasibility are expensed as incurred and reflected as engineering and development costs in the accompanying consolidated statements of operations. The Company incurred approximately $965,000 and $982,000 in engineering and development costs for the years ended June 30, 2005 and 2004, respectively. The Company did not capitalize any internally developed software costs during the years ended June 30, 2005 and 2004. Accumulated amortization at June 30, 2005 was approximately $ 189,000.

     Goodwill and purchased intangible assets

     The Company accounts for goodwill in accordance with SFAS No. 141, Business Combinations and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements established accounting and reporting standards for acquired goodwill and other intangible assets. Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. In accordance with SFAS No. 142, purchased goodwill must be evaluated for impairment on an annual basis. Those intangible assets that are classified as goodwill or as other intangibles with indefinite lives are not amortized.

     Impairment testing for goodwill is performed in two steps: (i) the Company determines impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. The Company has performed its annual impairment evaluation required by this standard and determined that no impairment exists with respect to goodwill arising from the NNSI acquisition which is allocated entirely for the voice segment. Included in goodwill and other indefinite lived intangible assets is goodwill of $3,515,698 licenses of $203,000 and patents of $64,989 ($58,106 at June 30, 2004)

     Identifiable intangible assets consist of software, customer list and non-compete agreements and are being amortized over their estimated lives ranging from 2 to 5 years, using the straight-line method. Amortization of 932,278 and 719,833 is included in the general and administrative expenses in accompanying consolidated statements of operations for the years June 30, 2005 and 2004, respectively.


     Product warranties

     The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management's estimate of the level of future claims. Actual express incurred have not been material to its operating results.

     Revenue recognition

     Revenues generated from the resale of voice services are recognized as services are provided and are included within Voice Services revenue in the accompanying consolidated statements of operations.

     Revenues generated from the sale of recurring services within the Managed Service Charges ("MSC") segment are recognized as services are provided.

     Revenue from the sale of hardware, where our software is not essential, is recognized within Equipment and Consulting revenue at the time of delivery of hardware products to the customer, when the fee is fixed and determinable, collectibility is probable and a contract signed by both parties has been obtained. Maintenance or monitoring revenue that is bundled with an initial license fee is deferred and recognized ratably within MSC revenue over the maintenance or monitoring period in the accompanying consolidated statements of operations. Amounts deferred for maintenance or monitoring are based on the fair value of equivalent maintenance or monitoring services sold separately. The Company has established vendor specific objective evidence ("VSOE") on all undelivered elements of its software arrangements, which consists of maintenance, monitoring and, at times, training and consulting. The Company recognizes revenue under the residual method. The Company's consulting projects are short-term in nature and are recorded as revenue in Equipment and
     Consulting revenues in the accompanying consolidated statements of operations when services are provided.

     Revenue for shipping and handling are included within Equipment and Consulting revenue and the related costs are included in cost of revenue in the accompanying consolidated statements of operations.

     Stock-based compensation

     SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") establishes a fair value-based method of accounting for stock based compensation plans. The Company has chosen to adopt the disclosure requirements of SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure" ("SFAS 148") and continue to record stock compensation for its employees and outside directors using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, charges are made to operations in accounting for stock options granted to employees and outside directors when the option exercise prices are below the fair market value of the common stock at the measurement date.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     If the Company had elected to recognize compensation expense based upon the fair value at the date of grant consistent with the methodology prescribed by SFAS 123 and SFAS 148, the effect on the Company's net loss and net loss per share would be as follows:

                                                      For the years ended June 30,
                                                      ----------------------------
                                                        2005                  2004
                                                  -------------            -----------
         Net loss, as reported                    $  (4,840,770)           $(2,642,601)

         Add:  Total stock-based employee
           compensation expense included
           in reported net loss, net of
           related tax effects                                                -

         Deduct:  Total stock-based
           employee compensation expense
           determined under fair value
           based method for all awards,
           net of related tax effects                  (494,246)              (573,677)
                                                  -------------            -----------
         Pro forma net loss                       $  (5,335,016)           $(3,216,278)
                                                  =============            ===========
         Basic and diluted net loss per
         share
                  As reported                     $      ( .24 )          $       (.49)
                  Pro forma                       $      ( .26 )          $       (.52)

     Equity issuances to non-employees in exchange for services are charged to operations over the period the services are provided using the fair value method on the measurement date. The costs associated with issuances of fixed awards with pro rata vesting are revalued at the respective vesting dates and expensed in the respective consolidated statement of operations as the services are provided.

     The weighted average fair value per share of common stock, options and warrants granted to employees during the years ended June 30, 2005 and 2004 approximated $0.22 and $1.27 respectively, are estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility at 92% and 85%
     respectively, risk-free interest rates ranging from 2.48% to 3.93%, and expected lives ranging from 3 to 10 years.

     Income taxes

     In accordance with SFAS No. 109 "Accounting for Income Taxes", the Company accounts for income taxes using the liability method which requires the determination of deferred tax assets and liabilities based on the

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. The net deferred tax asset is adjusted by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company and its subsidiaries file a consolidated Federal income tax return.

     Basic and diluted net loss per share

     The Company displays loss per share in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires dual presentation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. The diluted loss per share does not include the impact of potential shares to be issued upon exercise of convertible preferred stock, options and warrants aggregating approximately 22,834,104 and 27,612,000 at June 30, 2005 and 2004 respectively, because the Company had a net loss available to common stockholders and, therefore, the effect would be anti-dilutive.

     Use of estimates

     In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Estimates have been made by management in several areas, including, but not limited to, revenue recognition, allowance for doubtful accounts, the realizability of deferred tax assets, goodwill and other intangible assets and stock based compensation. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

     Concentrations and fair value of financial instruments

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and marketable securities. The fair value of financial instruments approximates their recorded values.

     The Company's cash investments are held at primarily one financial institution in excess of the maximum amount insured by the FDIC as of June 30, 2005 and 2004.

     Reclassifications

     Certain reclassifications have been made to the 2004 consolidated financial
     statements  in  order  to  have  them  conform  to  the  current   period's
     classifications.

     Summary of recent accounting pronouncements

     In December 2003, the SEC issued Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"), which codifies, revises and rescinds certain sections of SAB No. 101, "Revenue Recognition in Financial Statements", in order to make this interpretive guidance consistent with

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     In December 2004, the FASB finalized SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), amending SFAS No. 123, effective beginning the Company's first quarter of fiscal 2007. SFAS 123R will require the Company to expense stock options based on grant date fair value in our financial statements. Further, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The effect of expensing stock options on the results of operations using a Black-Scholes option-pricing model is presented in Note 2. The adoption of SFAS 123R will have no effect on the Company's cash flows or financial position, but will have an adverse impact on the Company's results of operations.

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


3    Property  and  equipment,   net  Property  and  equipment  consist  of  the
     following:

     Property and equipment consist of the following:

                                                                                     June 30,
                                                                        --------------------------------------

                                                                                2005                2004
                                                                        -----------------    -----------------
              Machinery and equipment                                   $          908,108   $         898,770
              Furniture and fixtures                                               239,698             226,678
              Leasehold improvements                                               142,432             142,432
                                                                        -----------------    -----------------
                                                                                1,290,238            1,267,880
              Less: accumulated depreciation and amortization                  (1,044,764)            (868,525)
                                                                        -----------------    -----------------
              Property and equipment, net                               $         245,474    $         399,355
                                                                        =================    =================

     Depreciation expense on property and equipment was $198,095 and $223,336 for fiscal years 2005 and 2004, respectively.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4    Accounts payable and accrued expenses

     Accounts payable and accrued expenses consist of the following:

                                                                                     June 30,
                                                                        --------------------------------------

                                                                                2005                2004
                                                                        -----------------    -----------------
              Trade accounts payable and other accrued operating
                 expenses                                               $       4,463,057     $      2,870,458
              Sales, excise and universal services charges payable              1,190,545              813,216
              Dividends and registration penalties payable                        520,068            1,810,179
              Compensated absences                                                361,506              296,827
              Other liabilities                                                   143,907              158,791
              Bonuses and commissions payable                                     112,556              205,933
              Accrued taxes                                                         8,379                  -
              Accrued losses of discontinued operations                             8,677               107,841
                                                                        -----------------    -----------------
                                                                        $       6,808,695     $       6,263,245
                                                                        =================     =================

5    Shareholders' equity

     Common stock issuances

     Management determined the fair value of all common stock issuances based on each respective issuance's quoted market price at the measurement date. For shares of common stock issued to consultants, the measurement dates used were the vesting dates of the common stock.

     For the year ended June 30, 2004, the Company issued 1,357,696 shares of its common stock as follows:

     -- During July 2003, the Company entered into a one-year agreement with a consultant. In return for services, the Company issued 50,000 shares of unregistered common stock (25,000 in fiscal 2004 and 25,000 in fiscal 2005). Additionally, the Company granted the consultant 125,000 warrants to purchase the Company's common stock with a term of five years. The shares of unregistered common stock vest at the monthly rate of approximately 4,167 shares. The aggregate fair value of the vested shares and warrants of $ 76,000 and $111,722 respectively, is included in sales and marketing expense in the accompanying consolidated statements of operations for fiscal 2004. The shares have been included in common stock in the accompanying consolidated balance sheets as of June 30, 2004.

     -- During August and September 2003, the Company issued 1,200,000 shares of its common stock for a total cash consideration of $1,200,000 (excluding $140,000 of issuance costs). The shares were issued in connection with a private offering of the Company's securities pursuant to which shareholders received warrants to purchase shares of the Company's common stock at an exercise price equal to $1.25 per share. Two hundred warrants were issued for each 1,000 shares of common stock and are exercisable for five years from the issuance date.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     -- During October 2003, the Company entered into a one-year agreement with a consultant. The consultant was issued 27,696 unregistered shares of common stock, which vest at 15,012 shares for the first month and approximately 1,153 shares for each month thereafter. The aggregate value of the unearned shares at June 30, 2004, totaling $4,942, is included in unamortized value of equity compensation in the accompanying consolidated balance sheets. The aggregate fair value of the earned shares for fiscal 2005 and fiscal 2004, $1,651 and $42,300 respectively, is included in sales and marketing expense in the accompanying consolidated statements of operations.

     -- During November 2003, 45,000 shares of the Company's common stock were issued to an individual upon the exercise of warrants previously issued for cash consideration of $56,251.

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

     For the year ended June 30, 2005, the Company issued 1,910,000 shares of its common stock as follows.

     -- During February 2005, 10,000 shares of the Company's common stock were issued to an individual upon the exercise of warrants previously issued for cash consideration of $10,000.

     -- During June 2005, the Company issued an aggregated of 1,875,000 shares of unregistered common stock from its shareholder approved stock plans to certain members of its executive management team and its board of directors, valued at $712,500.

     Convertible Preferred Stock

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

     In accordance with our preferred stock shareholder agreements, upon notification, the Company is required to file a registration statement to register the Company's common stock. The Company received a request to file a registration statement on May 1, 2003 and the related registration statements were not declared effective until June 2, 2004, and July 19, 2004. As a result, the Company has calculated the default penalties specified within the preferred stock agreements and reflected it as a dividend to preferred shareholders for the years ended June 30, 2005 and 2004 within the Company's financial statements. The Company recorded $1,194,106 in fiscal 2004 and $54,791 in fiscal 2005. During fiscal 2005 the company paid all penalties by issuing 815,626 shares of common stock and 250,517 five year warrants with an exercise price of $1.50 per share.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As of June 30, 2005, approximately 8,119,541 shares of the Company's common stock are issuable upon conversion of preferred stock.

     During the year ended June 30, 2005, investors had converted 48,955 shares of Series A Preferred Stock, 84,814 shares of Series B Preferred Stock and 59,339 shares of Series C Preferred Stock resulting in issuances of 6,173,318 shares of common stock.

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

     Cumulative dividends on the Series A Preferred Stock accrue at a rate of 8% of the gross issuance price per share annually from the date of issuance through June 30, 2004 and thereafter at a rate of 12% per annum and will be payable annually at the Company's option in cash or Series A Preferred Stock. Preferred dividends accrued on the Series A Preferred Stock were $332,393 and $285,424 at June 30, 2005 and 2004, respectively. Each share of the Series A Preferred Stock was originally convertible at the holders' option into 10 shares of common stock. Pursuant to the anti-dilution provision of the Series A Preferred Stock, each share of Series A Preferred Stock is now convertible into 18.75 shares of common stock. Each share of Series A Preferred Stock will have ten votes and will vote as a single class with holders of the Company's common stock.

     On July 1, 2004 and 2003, stock dividends totaling 19,058 and 19,968 shares, respectively, were paid in Series A Preferred Stock to Series A Preferred Stock investors representing accrued dividends through June 30, 2004 and 2003. As a result of the issuance of stock dividends, the company recorded a beneficial conversion dividend of $82,188 and $131,000 in fiscal 2005 and 20004, respectively.

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     share. Five warrants were issued for each share of Series B Preferred Stock. The warrants which were valued at $701,430, have an exercise price equal to $1.25 per share and are exercisable for five years from the issuance date.

     Cumulative dividends on the Series B Preferred Stock accrue at a rate of 8% of the gross issuance price per share annually from the date of issuance through January 31, 2005 and thereafter at a rate of 12% per annum and will be payable annually at the Company's option in cash or Series B Preferred Stock. Preferred dividends in accrued on the Series B Preferred Stock were $173,332 and $156,711 at June 30, 2005 and 2004, respectively. Each share of the Series B Preferred Stock is convertible at the holders' option into 20 shares of common stock. Each share of Series B Preferred Stock will have ten votes and will vote as a single class with holders of the Company's common stock.

     On February 1, 2005 and 2004, stock dividends totaling 21,764 and 23,088 shares, respectively, were paid in Series B Preferred Stock to Series B Preferred Stock investors representing accrued dividends through January 31, 2005 and 2004. As a result of the issuance of stock dividends, the Company recorded a beneficial conversion dividend of $82,703 and $489,466 in fiscal 2005 and 2004, respectively.

     Series C Convertible Preferred Stock
     ------------------------------------
     The Company amended its Certificate of Incorporation, as authorized by its Board of Directors, by designating 100,000 shares of its 2,000,000 shares of preferred stock as Series C Convertible Preferred Stock, par value $.0033 per share ("Series C Preferred Stock").

     The Company issued 85,212 shares of its Series C Preferred Stock for a total cash consideration of $5,112,600 during Fiscal 2003 and 2004. The shares were issued in connection with a private offering of the Company's securities pursuant to which shareholders also received warrants to purchase shares of the Company's common stock at an initial exercise price equal to $1.50 per share. Six warrants were issued for each share of Series C Preferred Stock. The warrants, which were valued at $616,012, have an exercise price equal to $1.50 per share and are exercisable for five years from the issuance date. As a result of the issuance of Series C Preferred Stock, the Company recorded a beneficial conversion of $3,106,724.

     Cumulative dividends on the Series C Preferred Stock accrue at a rate of 7% of the gross issuance price per share annually from the date of issuance through April 30, 2005 and thereafter at a rate of 9% per annum and will be payable annually at the Company's option in cash or Series C Preferred Stock. Preferred dividends in accrued on the Series C Preferred Stock were $14,343 and $55,610 at June 30, 2005 and 2004, respectively. Each share of the Series C Preferred Stock is convertible at the holders' option into 60 shares of common stock. Each share of Series C Preferred Stock will have fifteen votes and will vote as a single class with holders of the Company's common stock.

     On May 1, 2005 and 2004 stock dividends totaling 3,783 and 2,906 shares, respectively were paid in Series C Preferred Stock to Series C Preferred Stock investors represent accrued dividends through April 30, 2005 and 2004. As a result of the issuance of stock dividends, the Company recorded a beneficial conversion dividend of zero and $45,396 in fiscal 2005 and 2004 respectively.

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

                                                                              Approximate
                                                             Maximum         net cumulative
                                                            allowable          issuances              Maximum
                     Plans            Date adopted          issuances         June 30, 2005        term in years
             -------------------  -------------------   -----------------  -----------------       -------------
                  1998 Plan            June 1998                  282,500            112,000             10
                  2000 Plan            July 2000                1,500,000          1,194,500             10
                  2001 Plan          February 2001              1,750,000            500,000             10
                  2002 Plan            June 2002                3,000,000          1,954,000             10
                  2003 Plan            June 2003                2,400,000            528,500             10
                                                        -----------------  -----------------
                                                                8,932,500          4,289,000
                                                        =================  =================

     Warrants

     For warrants issued to consultants, the measurement date used to value the warrants were the vesting dates of the warrants, using the Black-Scholes option pricing model.

     For the year ended June 30, 2004 the Company granted warrants to purchase its common stock as follows:

     -- During July 2003, the Company entered into a one-year consulting agreement. In return for services, the Company issued 50,000 shares of unregistered common stock. Additionally, the Company granted the following five year warrants to purchase the company's common stock:

          -- 25,000 warrants at an exercise price of $1.50 per share which vest at a rate of approximately 2,083 per month;

          -- 25,000 warrants at an exercise price of $2.00 per share which vest at a rate of approximately 2,083 per month;

          -- 25,000 warrants at an exercise price of $3.00 per share which vest at a rate of approximately 2,083 per month;

          -- 50,000 warrants at an exercise price of $5.00 per share which vest at a rate of approximately 4,167 per month;

     For the year ended June 30, 2005, the Company granted warrants to purchase its common stock as follows:

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          -- During October 2004, a consultant was granted a warrant to purchase 350,000 shares of unregistered common stock at an exercise price of $1.00 in connection with services performed with respect to the purchase of certain customer lists. The value of the warrants totaling approximately $175,000 was recorded as an increase to the intangible asset, contractual customer relationships, in the accompanying consolidated balance sheets.

     The  value  of  the  warrants  were  calculated  using  the   Black-Scholes
     option-pricing model with the following assumptions: no dividend yield, expected volatility of 92% and 85% for fiscal 2005 and 2004 respectively, risk-free interest rates ranging from 2.48% to 3.93%, and expected life equaling the term of each respective warrant.

     Summary of options and warrants

     The following is a summary of all of the Company's stock options and warrants that were described in detail above:

                                              Year ended June 30, 2005                 Year ended June 30, 2004
                                              ------------------------                 ------------------------
                                                                Weighted                                Weighted
                                                                 average                                average
                                               Number           exercise          Number options        exercise
                                             options and         price per              and             price per
                                              warrants            share               warrants            share
                                             ----------     --------------           ----------      --------------
   Outstanding, beginning                    14,284,513     $         2.83           13,123,418      $         2.97
   Granted                                      879,700               1.00            1,393,295                1.48
   Exercised                                    (10,000)              1.00              (45,000)               1.25
   Forfeited                                   (439,650)              9.07             (187,200)               3.22
                                             ----------     --------------           ----------      --------------
   Outstanding, ending                       14,714,563     $         2.53           14,284,513      $         2.83
                                             ==========     ==============           ==========      ==============

     At June 30, 2005, there were approximately 4,643,500 options available for future issuance.

     The following table summarizes information about all of the Company's options and warrants outstanding at June 30, 2005:

                                                  Options and warrants                Options and warrants
                                                     outstanding at                      exercisable at
                                                      June 30, 2005                       June 30, 2005
                                        ---------------------------------------       --------------------
                                                       Weighted
                                                        average       Weighted                   Weighted
                                                       remaining      average                    average
                  Range of              Number of     contractual     exercise    Number of      exercise
               exercise prices            shares          life         price        Shares         price
               ---------------         -----------   -------------  ----------    ---------      --------
         $      0.80-$1.50               7,572,586         2.75     $     1.15      6,243,490    $     1.17
         $      1.63-$2.00               2,370,477         2.14     $     1.65      2,366,143    $     1.65
         $      2.94-$3.00                 131,000          .34     $     2.95        131,000    $     2.95
         $      4.00-$4.82               1,845,000          .89     $     4.02      1,845,000    $     4.02
         $      5.00-$5.25               2,236,000          .27     $     5.11      2,236,000    $     5.11
         $      6.00-$8.00                 162,500          .38     $     6.03        162,500    $     6.03
         $     10.00-$12.00                397,000         2.17     $    10.95        397,000    $    10.95

                                        14,714,563                                 13,381,133
                                        ==========                                 ==========

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options and warrants exercisable as of June 30, 2004 were 12,421,726 . All employee based stock compensation awards issued for the year ended June 30, 2005 had no intrinsic value and, accordingly, resulted in no charge to operations in such period.


6    Segment information

The Company reports segments in accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company's management evaluates its operations in three reportable business segments: Voice Services, Managed Service Charges and Equipment and Consulting. These three segments reflect management's approach to operating and directing the businesses and aligns financial and managerial reporting.

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

                                                         For the year ended June 30,
                                                      ---------------------------------
                                                             2005                2004
                                                      --------------   ----------------
         Revenue
              Voice Services                          $   19,123,733        $16,591,998
              Managed Service Charges                     7, 853,120          6,854,491
              Equipment and Consulting                       152,854          1,508,601
                                                      --------------   ----------------
                  Total                               $   27,129,707        $24,955,090
                                                      ==============   ================
         Cost of revenue
         Voice Services                               $   12,724,147      $ 10,490,476
         Managed Service Charges                           4,788,630         4,174,403
         Equipment and Consulting                             29,154           779,635
                                                      --------------   ----------------
                Total                                 $   17,541,931       $ 15,444,514
                                                      ==============   ================
         Operating (loss) income
              Voice Services                          $   (3,412,258)       $(1,429,635)
              Managed Service Charges                     (1,401,258)          (921,944)
              Equipment and Consulting                       (27,254)          (446,551)
                                                      --------------   ----------------
                  Total                               $   (4,840,770)      $ (2,798,130)
                                                      ==============   ================

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Revenue and cost of revenue are allocated to each segment on a specific identification method, operating expenses are allocated to each segment on a pro rata basis, based upon revenue.The Company is not disclosing total assets for each reportable segment because this information is not reviewed by the chief operating decision maker.

     The Company has customers worldwide with major concentrations in North America , Europe and South America. All of the Company's sales occur in the United States and are shipped primarily from the Company's facilities in the United States. There were no sales into any one foreign country in excess of 10% of total net sales.

7    Identifiable Intangible Assets

     Identifiable Intangible assets consist of the following:

                                                                   June 30,
                                                                   -------
                                                             2005               2004
                                                      ---------------     --------------
         Software                                     $     3,106,128     $    3,106,128
         Customer Lists                                     3,950,756          2,700,429
         Non-Compete                                          200,000                -
                                                      ---------------     --------------

                  Total                               $     7,256,884     $    5,806,557

                          Less: Accumulated                 4,631,347          3,699,069
                           Amortization               ---------------     --------------
                            Intangible Assets, net    $     2,625,537     $    2,107,488
                                                      ===============     ==============

     Amortization expense for the years ended June 30, 2005 and 2004 amount to $932,278 and $719,883, respectively.

     In October 2004, the Company acquired a customer list for $1,444,277 with an estimated useful life of 5 years. The Company made a cash payment of $500,000 with additional payments in the amount of $800,000 payable in four annual installments of $200,000 commencing on October 1, 2005 to be secured by a note bearing interest of 4% per annum on the outstanding balance.

     In April 2005, the Company acquired a customer list and entered into a non-compete for $200,000 and $200,000 respectively. The customer list has an estimated useful life of 5 years and the non-compete will be amortized over 27 months. The Company made a cash payment of $150,000 with 3 additional annual payments commencing on July 31, 2005 in the amounts of $100,000, $100,000 and $50,000.

     During the year ended June 30, 2005, the Company recorded an impairment charge for one of its customer lists due to the loss of a customer that represents 27% of revenues, in the amount of $393,951, which is included in the consolidated statements of operations. The important charge which is reflected in the Voice Services Segment arose as a result of a sales contract with Swift Transportation (Note 10).


     Future amortization expense for the above intangible assets are as follows:

                    For the year
                    ------------
                   ending June 30,          Amount
                   ---------------          ------
                        2006            $    919,638
                        2007                 919,638
                        2008                 351,329
                        2009                 340,630
                        2110                  94,302
                     Thereafter                  -
                                         -----------
                        Total            $ 2,625,537
                                         ===========

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8    Income taxes

     The provision for (benefit from) income taxes consists of the following:

                                                            For the year ended June 30,
                                                         ----------------------------
                                                               2005              2004
                                                         ----------------  ---------------
              Current - Federal and States               $         40,786  $      (124,448)
              Deferred - Federal and States                           -                -
                                                         ----------------  ---------------
              Provision for (benefit from) income taxes  $         40,786  $      (124,448)
                                                         ================  ===============

     The following table summarizes the significant differences between the Federal statutory tax rate and the Company's effective tax rate for financial reporting purposes:

                                                            For the year ended June 30,

                                                               2005           2004
                                                        ----------------  ---------------
              Federal statutory tax rate                      (34%)         (34.0)%
              State and local taxes net of Federal
                tax effect                                     0.8          (10.3)
              Permanent differences                            0.5            1.0
              Valuation allowance on deferred tax
                asset                                         33.5           38.8
                                                        ----------------  ---------------
              Effective tax rate                              0.8%          (4.5)%
                                                        ================  ===============

     The tax effects of temporary differences and carryforwards that give rise to deferred tax assets or liabilities are summarized as follows:

                                                                                        June 30,
                                                                          ---------------------------------
                                                                               2005                2004
                                                                          ----------------   ---------------
                  Non deductible reserves and other                       $        625,627   $       350,412
                  Loss on disposal of discontinued operations                        3,471            43,136
                  Intangible assets                                             (1,033,220)         (816,048)
                  Net operating loss carryforward                               20,159,556       (18,617,466)
                  Valuation allowance on net deferred tax asset                (19,755,434)      (18,194,966)
                                                                          ----------------   ---------------
                           Deferred tax asset, net                        $            -     $           -
                                                                          ================   ===============

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Due to the history of net operating losses for income tax purposes, the Company has provided for full valuation allowances on the net deferred tax asset due to it being more likely than not that the deferred tax asset will not be utilized.

     At June 30, 2005, the Company has net tax operating loss carryforwards of approximately $51.0 million. A portion or all of these losses may be subject to Section 382 of the Internal Revenue Code and therefore not available to offset future income tax liabilities, if any. The carryforward losses expire in the years 2015 through 2025 and have not been recognized in the accompanying consolidated financial statements as a result of a valuation allowance against the deferred tax asset.


9    Related party transactions

     On July 10, 2002, the Company received advances from four individuals, one of whom is an officer and director of the Company and another who is a director of the Company, aggregating $600,000 which as of June 30, 2004 had been repaid. The advances were non-interest bearing, due on demand and had no scheduled repayment terms.

     On November 1, 2002, the Company entered into a consulting agreement with a corporation whose majority owner is also a shareholder of the Company, for marketing and new business development opportunities, as well as strategic advisory services. The agreement commenced effective November 1, 2002 and required payments of $20,000 per month, cancelable at the Company's option upon 30 days notice. The agreement was superceded by a new agreement, which required the issuance of 300,000 shares of common stock that vest at a rate of 10,000 shares monthly. The Company recorded expenses of $91,400 and $370,600 for the fiscal years ended June 30, 2005 and 2004 respectively.

     On June 1, 2003 the Company entered into a 30 month consulting agreement with a corporation whose majority owner is also an employee of the Company, for marketing and new business development opportunities, as well as strategic advisory services. Under the terms of the agreement the Company issued 150,000 unregistered shares on June 1, 2003, which vest at the monthly rate of 10,000 shares. The agreement is cancelable at the Company's option upon 90 days notice. The Company recorded expenses of $92,300 and $370,600 for the fiscal years ended June 30, 2005 and 2004 respectively.

     During  the  years  ended  June  30,  2005  and  2004,   the  Company  paid
     approximately $179,000 and $203,000, respectively, for legal services to law firms in which an employee/stockholder is affiliated.

10   Major vendors/significant agreements

     Swift Transportation

     Approximately 27% and 30% of our sales were made to Swift Transportation during the years ended June 30, 2005 and June 30, 2005, respectively. The agreement with Swift Transportation terminated on June 30, 2005.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sprint Communications Company L.P.

     The Company has two agreements with Sprint Communications Company L.P. ("Sprint") to supply telecommunication services to the Company. The agreement for switched services has a term of 28 months and the agreement for the data and private line services has a term of 24 months. The Company made purchases from Sprint that aggregated approximately 62% and 73% of the total cost of revenue for the years ended June 30, 2005 and 2004, respectively. The Company currently has a commitment to purchase a minimum of $650,000 of telecommunication services monthly from Sprint, which expires October 2008.

11   Commitments and contingencies

     Leases

     The Company has entered into several leases for office space, office equipment and vehicles. At June 30, 2005, the approximate future minimum annual lease payments, are summarized as follows:

        Fiscal year ending June 30,

               2006                           $   344,881
               2007                               370,243
               2008                               380,049
               2009                               393,945
               2010                               397,841
               Thereafter                         167,911
                                              -----------
                                              $ 2,054,870
                                              ===========

     Total rent expense (excluding discontinued operations) for the years ended June 30, 2005 and 2004 was $539,791 and $707,228, respectively.

     Employment agreements

     The Company has employment agreements with certain members of its executive management team. All of the employment agreements provide for certain payments following death or disability, for certain fringe benefits such as reimbursement for reasonable expenses and participation in medical plans, and for accelerated payments in the event of change of control of the Company. The specific terms are as follows:

     -- The agreement with the Chief Executive Officer is for a term of five years at an annual salary of $275,000 subject to cost of living increments. On July 1, 2004, a new agreement was entered into for a term of six years, terminating on July 1, 2010, at an annual salary of $275,000 subject to cost of living increments.

     -- The agreement with the Senior Vice President is for a term of three years, subject to two additional one-year extensions, at an annual salary of $175,000. On July 1, 2004, a new agreement was entered into for a term of five years, terminating on July 1, 2009 and subject to additional one-year extensions at an annual salary of $175,000

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     -- The agreement with the Chief Financial Officer is for a term of three years, subject to two additional one-year extensions, at an annual salary of $150,000. On July 1, 2004, a new agreement was entered into for a term of five years, terminating on July 1, 2009 and subject to additional one-year extensions, at an annual salary of $175,000.

     Benefit plans

     The Company has established a 401(k) defined contribution plan. Employees 21 years or older with at least six months of service are eligible to participate in the plan. Participants may elect to contribute, on a tax-deferred basis, up to 15% of their compensation, not to exceed $13,000. The Company did not make any contributions to the plan for the years ended June 30, 2005 and 2004.


12   Liquidity

     Historically, the Company has experienced significant reccurring net operating losses as well as negative cash flows from operations. The Company's main source of liquidity has been equity financing which is used to fund losses from operating activities. Management believes that existing sources of liquidity and anticipated funds from operations will satisfy the Company's projected capital requirements. For the year ended June 30, 2005, the Company did not engage in any equity related financing activities.


13   Subsequent event

     In March 2005, Nasdaq informed the Company that its common stock would be de-listed if it did not comply with Nasdaq's minimum bid price requirement by September 27, 2005. In order to comply, the closing bid price of its common stock had to equal or exceed $1.00 per share for at least ten consecutive trading days prior to that date. While the Company did not comply with this requirement by that date, the Company continued to meet the other continued listing criteria for the Nadaq SmallCap Market and have been granted by Nasdaq an additional six-month period, until March 2006, to achieve the minimum bid price requirement.

     On August 1, 2005 the Company consolidated their office space in Tampa and successfully renegotiated their lease. The term of the lease has been extended by five years, commencing on February 1, 2006 and terminating on January 31, 2011.