Form 10KSB/A
period 2005-06-30
NETWOLVES CORP
filed 2005-10-31
CIK 1084103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                AMENDMENT NO. 1


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

As of October 11, 2005, the Registrant had outstanding 29,929,380 shares of Common Stock.

A copy of the Company's Annual Report on Form-10KSB for the year ended June 30, 2005, as filed with the Securities and Exchange Commission, is available without charge to interested stockholders upon a written request to:

        Mr. Peter Castle
        NetWolves Corporation
        4805 Independence Parkway
        Suite 101
        Tampa, FL  33634-7527

PART I
     ITEM 1       Description of Business ................................................................        1
     ITEM 2       Description of Property ................................................................       18
     ITEM 3       Legal Proceedings ......................................................................       19
     ITEM 4       Submission of Matters to a Vote of Security Holders ....................................       19


PART II
     ITEM 5       Market for Common Equity, Related Stockholder Matters and Small Business
                  Issuer Purchases of Equity Securities ..................................................       19
     ITEM 6       Management's Discussion and Analysis of Plan of Operation...............................       19
     ITEM 7       Financial Statements....................................................................       24
     ITEM 8       Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure..............................................................................       24
     ITEM 8a      Controls and Procedures ................................................................       24

PART III
     ITEM 9       Directors, Executive Officers, Promoters and Control Persons; Compliance with
                  Section 16(a) of the Exchange Act.......................................................       26
     ITEM 10      Executive Compensation .................................................................       27
     ITEM 11      Security Ownership of Certain Beneficial Owners and Management and
                  Related Stockholder Matters............................................................        29
     ITEM 12      Certain Relationships and Related Transactions ........................................        31
     ITEM 13      Exhibits...............................................................................        32
     ITEM 14      Principal Accountant Fees and Services ................................................        33

SIGNATURES        ........................................................................................       34

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


At October 11, 2005, 29,929,380 shares of our common stock were outstanding and 8,119,541 shares are issuable upon conversion of outstanding preferred stock. Of these shares, approximately 12,000,000 shares are transferable without restriction under the Securities Act of 1933. Another approximately 2,000,000 shares are eligible for resale subject to the restrictions on volume, manner of sale and other conditions of Rule 144 promulgated under the Securities Act. Approximately 14,714,563 shares are issuable upon exercise of outstanding stock options and warrants. Sales of large amounts of these shares in the public market could depress the market price of the common stock and impair our ability to raise capital through offerings of our equity securities. Resale of shares of common stock that may be received by holders of outstanding options and warrants or convertible preferred stock of approximately 22,834,104 may also dilute substantially the net tangible book value of your shares of common stock.

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

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers of the Company and their ages are as follows:


         Name                   Age                     Position
         ----                   ---                     --------

Walter M. Groteke               35      Chairman of the Board, President and
                                        Chief Executive Officer
Walter R. Groteke               59      Executive Vice President - Sales and
Marketing                               and Director
Peter C. Castle                 37      Treasurer, Secretary, Vice President -
                                        Finance, Chief Financial Officer
Scott E. Foote                  44      Vice President
Carlos Campbell                 67      Director
Fassil Gabremariam              60      Director
Myron Levy                      64      Director
Ryan Kelly                      39      Vice President


Principal Occupations of Officers and Directors

Walter M. Groteke (35), a co-founder of the Company, has been Chairman of the Board, Chief Executive Officer and a director of the Company since June 1998. Mr. Groteke is responsible for planning, developing and establishing policies and business objectives for the Company. From June 1995 until 1997, Mr. Groteke was regional business development manager for Techmatics, Inc., an information systems Department of Defense contractor. From May 1993 to June 1995, Mr. Groteke was senior account manager for NYNEX's strategic account management program.

Walter R. Groteke (59) has been a director of the Company since February 1999 and Vice President - Sales and Marketing since August 1998. From 1995 through July 1998, Mr. Groteke was a regional and district sales manager for GTE Florida and GTE Communications Corporation. Mr. Groteke founded Hawk Telecom in 1975 and was President until its sale in 1994. Mr. Groteke is the father of Walter M. Groteke.

Peter C. Castle (37) has been our Chief Financial Officer since 2001, Vice President - Finance since January 2000, Controller from August 1998 until December 1999 and Treasurer and Secretary since August 1999. From 1996 through July 1998 Mr. Castle was the Southeast Regional Finance Manager for Magellan Health Service, Inc. a $1.6 billion managed behavioral care company based in Georgia. Prior to that Mr. Castle was the Controller for Physician's Care Network of NY, Inc.

Scott Foote (44) has been Vice President since June 2003 and President of NetWolves Network Services since the company's acquisition in July 2002. Prior to NetWolves, Mr. Foote held a number of positions at Norstan Network Services, Inc. (NNSI), including Business Segment Director, Director of Operations, Director of Product Development and National Account Manager. Prior to NNSI, Mr. Foote was the Chief Operating Officer and Vice President of Membership Development for Telecommunications Cooperative Network (TCN), where he managed the day to day operations including sales, marketing, finance and information technology.

Ryan Kelly (39) joined NetWolves in December 2002 and serves as Vice President of Sales for NetWolves Global Services where he is responsible for establishing new business opportunities with Fortune 1000 enterprises. For more than five years prior to joining NetWolves, Mr. Kelly was a leading Sales Manager at WorldCom where he was recognized as the top NY regional sales manager for the two years prior to joining NetWolves. Mr. Kelly also received multiple President's Club and Inner Circle awards during his ten years at WorldCom.

Carlos Campbell (67) has been a director of the Company since January 2003. Mr. Campbell currently operates a consulting business in Reston, Virginia and serves on the Board of Directors for Resource America, Inc., Pico Holdings, Inc., and Herley Industries, Inc., all listed companies. He also serves on the Board of Directors for Dominion bank, Graphic Scanning, Inc., both NYSE companies, Cataract, Inc., Computer Dynamics, Inc., SENSYS, Inc. and numerous other corporations. In 1981, Mr. Campbell was appointed by President Ronald Reagan as the Assistant Secretary of Commerce for Economic Development with the U.S. Department of Commerce. He served as the White House Urban Policy Task Force and the President's Counsel on Integrity and Efficiency, and as a Member of the U.S. Department of the Treasury Task Force on Debt Management. He led numerous Trade Delegations and participated in forums in Europe, Africa, the Caribbean and South America. He also held positions as the alternate U.S. Executive Director, Inter- American Development Bank, Special Assistant, U.S. Department of Housing and Urban Development, and Deputy Assistant Administrator for Resources Development, American Bicentennial Administration. He also served with the Defense Intelligence Agency Headquarters in Washington, D.C.

Fassil Gabremariam (60) has been a director of the Company since January 2003 and is a member of the Audit and Compensation Committees. Prior to joining us, Mr. Gabremariam served as Vice President of Finance with GTE Corporation for 25 years both in domestic and international assignments including manufacturing, auditing, information and technology and telecommunication services. Mr. Gabremariam is a highly respected member of the Tampa Bay community. In 1994 he was appointed Commissioner of the Tampa Bay Port Authority and was re- appointed in 1999 by Governor Jeb Bush where he served until 2001. He has served on several prestigious boards including the Technology Board of Enterprise Florida, the Merchants Association, the University Community Hospital and the United Way. Mr. Gabremariam is also a member of the Board of Trustees of the University of Tampa, the Council on Foreign Relations and the Society of International Business Fellows. In October 2002, he was appointed by the Federal Reserve in Washington D.C. to a three-year term as Board Member of the Jacksonville branch of the Federal Reserve representing north central Florida.

Myron Levy (64) has been a director of the Company since November 2000. He is Chairman of our Audit Committee and is a member of our Compensation Committee. Mr. Levy is a certified public accountant and has been President of Herley Industries, Inc., a NASDAQ National Market Company, since June 1993 and Chief Executive Officer since July 2001. He has been employed by Herley since October 1988 having held various executive positions. For the ten years prior to joining Herley, Mr. Levy was employed in various executive capacities, including Vice President, of Griffon Corporation, a New York Stock Exchange company. For approximately ten years prior thereto, Mr. Levy was an accountant with Arthur Andersen LLP.

Compliance with Section 16(a) of the Securities Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission and the Nasdaq Stock Exchange. These Reporting Persons are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 they file with the SEC and Nasdaq. Based solely upon our review of the copies of the forms we have received, we believe that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal 2005.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation with regard to the Chairman/Chief Executive Officer and each of the other executive officers of the Company who received more than $100,000 for services rendered during fiscal 2005.


                                                      Summary Compensation Table

                                                                   Annual Compensation                 Long Term Compensation
                                                                                                                   Securities
                                                                                                    Restricted     underlying
                                              Fiscal                              Other annual        stock         options/
        Name and principal position            year       Salary       Bonus     Compensation(1)     awards(2)      warrants
        ---------------------------           -------     ------       -----     ---------------    ----------     ----------
Walter M. Groteke (3)
 Chairman and Chief  Executive Officer           2005    $    309,775     -            -            $  228,000          -
                                                 2004    $    349,000     -            -                 -              -
                                                 2003    $    275,000     -            -            $  715,500       500,000

Walter R. Groteke
   Senior Vice President                         2005    $    175,000     -            -            $  114,000          -
                                                 2004    $    175,000     -            -                 -              -
                                                 2003    $    175,000     -            -            $  344,500       250,000

Peter C. Castle
Treasurer,  Secretary;  Chief Financial
Officer and   Vice President Finance             2005    $    175,000     -            -            $  114,000          -
                                                 2004    $    150,000     -            -                 -              -
                                                 2003    $    150,000     -            -            $  344,500       250,000

Scott Foote
  Vice President                                 2005    $    150,000     -            -            $   57,000          -
                                                 2004    $    150,000   35,000         -                 -              -
                                                 2003    $    150,000   92,577         -            $   79,500       100,000

Ryan Kelly
  Vice President                                 2005    $    150,000   87,754         -            $    57,000         -
                                                 2004    $    150,000   76,660         -                 -              -
                                                 2003    $    150,000   52,113         -                 -           100,000

(1) Other annual compensation excludes certain perquisites and other non-cash benefits provided by the Company since such amounts do not exceed the lesser of $50,000 or 10% of the total annual base salary disclosed in the table for the respective officer.

(2) In fiscal 2005 and 2003, we granted an aggregate of 1,875,000 and 1,484,000, respectively, of restricted common stock awards to executive officers, which vest immediately.

(3) Salary includes amounts for cost of living increases paid and amounts accrued.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table provides information regarding value realized from options exercised during fiscal 2005 and unexercised options held as of June 30, 2005 by our Chief Executive Officer and the other executive officers whose compensation exceeded $100,000 in fiscal 2005. The value of unexercised in- the-money options is calculated at June 30, 2005.

                                                            Number of securities            Value of unexercised
                                                           underlying unexercised               in-the-money
                             Shares                          options at fiscal                options at fiscal
                          acquired on       Value               year end (#)                  year end ($)
Name                      exercise (#)  realized ($)    Exercisable    Unexercisable    Exercisable     Unexercisable
----                      ------------  ------------    -----------    -------------    -----------     -------------
Walter M. Groteke            -             -             1,383,333        166,667        $    -          $    -
Walter R. Groteke            -             -               666,667         83,333             -               -
Peter C. Castle              -             -               481,667         83,333             -               -
Scott Foote                  -             -                66,667         33,333             -               -
Ryan Kelly                   -             -                66,667         33,333             -               -


Employment Agreements

The Company has entered into employment agreements dated July 1, 2004 with certain members of its executive management team. All of the employment agreements provide for certain payments following death or disability, for certain fringe benefits such as reimbursement for reasonable expenses and participation in medical plans, and for accelerated payments in the event of change of control of the Company. The specific terms are as follows:

-- The agreement with the Walter M. Groteke, Chairman and Chief Executive Officer, is for a term of six years at an annual salary of $275,000 subject to cost of living increments.

-- The agreement with the Walter R. Groteke, Executive Vice President, is for a term of five years, subject to two additional one-year extensions, at an annual salary of $175,000.

-- The agreement with the Peter C. Castle, Chief Financial Officer, Treasurer, Secretary and Vice President of Finance, is for a term of five years, subject to two additional one-year extensions, at an annual salary of $175,000.

Equity Compensation Plan Information

We maintain various stock plans under which options vest and shares are awarded at the discretion of our board of directors or its compensation committee. The purchase price of the shares under the plans and the shares subject to each option granted is not less than the fair market value on the date of grant. The term of each option is generally five to ten years and is determined at the time of grant by our board of directors or its compensation committee. The participants in these plans are officers, directors and employees of the company and its subsidiaries or affiliates. The following is as of June 30, 2005, our last fiscal year end.

------------------------------- ----------------------------- ----------------------------- -----------------------------
                                (a)                           (b)                           (c)
------------------------------- ----------------------------- ----------------------------- -----------------------------
Plan category                   Number of                     Weighted-                     Number of securities
                                Securities to be              average exercise              remaining available for
                                issued upon                   price of                      future issuance under
                                exercise of outstanding       outstanding                   equity compensation
                                options, warrants             options, warrants             plans (excluding
                                and rights                    and rights                    securities reflected in
                                                                                            column (a))
------------------------------- ----------------------------- ----------------------------- -----------------------------
Equity
compensation                             8,932,500                        2.53                       4,643,500
plans approved
by security
holders
------------------------------- ----------------------------- ----------------------------- -----------------------------
Equity
compensation
plans not
approved by
security  holders
------------------------------- ----------------------------- ----------------------------- -----------------------------
Total                                    8,932,500                        2.53                       4,643,500
------------------------------- ----------------------------- ----------------------------- -----------------------------

Director's Compensation

During fiscal 2005, directors who are not our employees received an annual fee of $50,000 payable in cash or our stock and a fee of $1,500 for each board of directors or committee meeting attended in person or $750 of attended telephonically. During the fiscal year ended June 30, 2005, there were:

     Four meetings of the Board of Directors, four meetings of the Audit Committee and two meetings of the Compensation Committee..

Our audit committee is involved in discussions with management and our independent public accountants with respect to financial reporting and our internal accounting controls. The committee recommends to the board the appointment of our independent public accountants. The independent auditors periodically meet alone with the committee and always have unrestricted access to the committee. Our compensation committee awards stock options to officers and employees and recommends executive compensation. Each director attended or participated in at least 75% of the meetings of the board of directors and the committees on which he served.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of shares of voting stock of NetWolves, as of September 30, 2005, of (i) each person known to us to beneficially own 5% or more of the shares of any class of our voting securities, based solely on filings with the Securities and Exchange Commission and information provided by these owners, (ii) each of our executive officers and directors and (iii) all our executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and investment and voting power is held by the persons named as owners.

------------------ ------------------------- -------------------------- ------------------------- -------------------------
Name and Address
of Beneficial      Shares of Series A         Shares of Series B          Shares of Series C
Owner              Convertible Preferred     Convertible Preferred      Convertible Preferred     Shares of Common Stock
                   Stock (1)                 Stock (1)                  Stock (1)                          (1)
------------------ ------------------------- -------------------------- ------------------------- -------------------------
                     Amount      Percent         Amount       Percent     Amount     Percent of      Amount       Percent
                    Of shares    of Class      Of shares     of Class    Of shares      Class       Of shares    of Class
------------------ ------------ ------------ --------------- ---------- ------------ ------------ -------------- ----------
Tomorrow's
Technology Today     16,667        10.3%
Ltd.
------------------ ------------ ------------ --------------- ---------- ------------ ------------ -------------- ----------

Triage
Management LLC       99,999        62.2%       46,874          22.6%                              1,707,209 (2)       5.7%
------------------ ------------ ------------ --------------- ---------- ------------ ------------ -------------- ----------

Walter M. Groteke                                                                                 3,134,897 (3)      10.5%
------------------ ------------ ------------ --------------- ---------- ------------ ------------ -------------- ----------

Walter R.                                                                                         1,429,167 (4)       4.8%
Groteke
------------------ ------------ ------------ --------------- ---------- ------------ ------------ -------------- ----------

Peter C. Castle                                                                                   1,202,767 (5)       4.0%

------------------ ------------ ------------ --------------- ---------- ------------ ------------ -------------- ----------

Scott E. Foote                                                                                      306,667 (6)       1.0%

------------------ ------------ ------------ --------------- ---------- ------------ ------------ -------------- ----------

Ryan Kelly                                                                                          216,667 (7)          *

------------------ ------------ ------------ --------------- ---------- ------------ ------------ -------------- ----------

Myron Levy                                                                                          245,000 (8)          *
------------------ ------------ ------------ --------------- ---------- ------------ ------------ -------------- ----------

Carlos Campbell
                                                                                                    185,000 (9)          *
------------------ ------------ ------------ --------------- ---------- ------------ ------------ -------------- ----------

Fassil
Gabremariam                                                                                         175,000 (10)         *
------------------ ------------ ------------ --------------- ---------- ------------ ------------ -------------- ----------
Executive
officers and
directors as a
group (8 persons)                                                                                     6,895,165      23.1%
------------------ ------------ ------------ --------------- ---------- ------------ ------------ -------------- ----------
  * less than one percent (1%) unless otherwise indicated.

(1) Except as otherwise noted in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of common stock and preferred stock. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days are options or warrants deemed outstanding for computing the percentage of the person or group holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person or group. Each share of Series A Stock is currently convertible into 18.75 shares of common stock; each share of Series B Stock is currently convertible into 20 shares of common stock; and each share of Series C Stock is currently convertible into 60 shares of common stock.

(2)  Includes 535,300 shares of our common stock and 1,171,870 of our warrants.

(3) Includes an option to purchase 450,000 shares of common stock at $5.00 per share, an option to purchase 400,000 shares of common stock at $4.00 per share, an option to purchase 333,333 shares of common stock at $1.20 per share and a warrant to purchase 200,000 shares of common stock at $1.63 per share.

(4) Includes an option to purchase 100,000 shares of common stock at $5.00 per share, an option to purchase 200,000 shares of common stock at $4.00 per share, an option to purchase 166,667 shares of common stock at $1.20 per share, and a warrant to purchase 200,000 shares of common stock at $1.63 per share.

(5) Includes a warrant to purchase 65,000 shares of common stock at $12.00 per share, an option to purchase 115,000 shares of common stock at $5.00 per share, an option to purchase 200,000 shares at $4.00 per share and an option to purchase 166,667 shares of common stock at $1.20 per share.

(6) Includes an option to purchase 66,667 shares of common stock at $1.00 per share.

(7) Includes an option to purchase 66,667 shares of common stock at $1.00 per share.

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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

                                    PART IV

ITEM 13.        EXHIBITS


        Exhibits
        --------
3.1  Certificate of Incorporation, as amended ******
3.2  By-Laws. *
4.1  Specimen common stock certificate.*
4.2  Form of warrant to investment banking firm. *
4.3  Form of warrant to employees.*
10.3 1998 Stock Option Plan*
10.4 2000 Stock Option Plan **
10.5 2001 Stock Option Plan ***
10.6 2002 Stock Option Plan *****
10.7 2003 Stock Option/Stock Issuance Plan.*******
10.8 Form of Indemnification Agreement*
10.9 Employment Agreement between NetWolves Corporation and Walter M. Groteke dated July 1, 2004.********
10.10Employment  Agreement between  NetWolves  Corporation and Walter R. Groteke dated July 1, 2004.********
10.11Employment  Agreement  between  NetWolves  Corporation  and Peter C. Castle dated July 1, 2004. ********
10.12Agreement of Lease  between  Registrant  and  Fortunato  Development,  Inc.
     dated April 18, 2000.******
10.13Office Lease Agreement  between  Registrant and BRST Fountain Square L.L.C.
     dated September 29, 2000. ******
10.14Office Lease  Amendment  between  Registrant and DA Colonial  L.L.C.  dated
     August 12, 2005.********
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



*         Previously filed as exhibits to Report on Form 10, as amended.
** Previously filed as an exhibit to Report on Form 10-K for the fiscal year ended June 30, 2000.
*** Previously filed as an exhibit to Report on Form 10-K for the fiscal year ended June 30, 2001.
***** Previously filed as an exhibit to Report on Form 10-K for the fiscal year ended June 30, 2002.
****** Previously filed as an exhibit to Amendment No. 1 to Registration Statement on Form S-3/A File No. 333-100734.
******* Previously filed as an exhibit to Report on Form 10-K for the fiscal year ended June 30, 2003.
******** Previously filed as an exhibit to Report on Form 10-KSB for the fiscal year ended June 30, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the Proxy Statement.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused Amendment No. 2 to this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of October, 2005.


                                        NetWolves Corporation

                                        By: /s/ Walter M. Groteke
                                            ---------------------
                                            Walter M. Groteke
                                            Chairman of the Board, President
                                            and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 28, 2005 by the following persons in the capacities indicated:



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


                                                         For the year ended June 30,
                                                      ---------------------------------
                                                             2005                2004
                                                      --------------   ----------------
         Revenue
              Voice Services                          $   19,123,733        $16,591,998
              Managed Service Charges                     7, 853,120          6,854,491
              Equipment and Consulting                       152,854          1,508,601
                                                      --------------   ----------------
                  Total                               $   27,129,707        $24,955,090
                                                      ==============   ================
         Cost of revenue
         Voice Services                               $   12,724,147      $ 10,490,476
         Managed Service Charges                           4,788,630         4,174,403
         Equipment and Consulting                             29,154           779,635
                                                      --------------   ----------------
                Total                                 $   17,541,931       $ 15,444,514
                                                      ==============   ================
         Operating (loss) income
              Voice Services                          $   (3,366,289)       $(1,429,635)
              Managed Service Charges                     (1,394,606)          (921,944)
              Equipment and Consulting                       (48,090)          (446,551)
                                                      --------------   ----------------
                  Total                               $   (4,808,985)      $ (2,798,130)
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

7    Identifiable Intangible Assets


     Identifiable Intangible assets consist of the following:



                                                                   June 30,
                                                                   -------
                                                             2005               2004
                                                      ---------------     --------------
         Software                                     $     1,462,029     $    1,462,029
         Customer Lists                                     3,747,755          2,497,429
         Non-Compete                                          200,000                -
                                                      ---------------     --------------

                  Total                               $     5,409,784     $    3,959,458

                          Less: Accumulated                 2,784,247          1,851,970
                           Amortization               ---------------     --------------
                            Intangible Assets, net    $     2,625,537     $    2,107,488
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