Form 10QSB
period 2005-09-30
NETWOLVES CORP
filed 2005-11-22
CIK 1084103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2005

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

                Yes    [X]        No  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

                                        NUMBER OF SHARES OUTSTANDING ON
        TITLE OF CLASS                           October 31,2005
--------------------------------
Common Stock, $.0033 par value                     29,929,380
                                                   ----------

                                     INDEX


PART I - FINANCIAL INFORMATION


     ITEM 1 - FINANCIAL STATEMENTS

     CONDENSED CONSOLIDATED BALANCE SHEETS
         September 30, 2005 (unaudited) and June 30, 2005                1 - 2

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         For the three months ended September 30, 2005 (unaudited)
         and September 30, 2004 (unaudited)                              3 - 4

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the three months ended September 30, 2005 (unaudited)
         and September 30, 2004 (unaudited)                              5 - 6

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS               7 - 12

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
              OF OPERATION                                             13 - 17

     ITEM 3 - CONTROLS AND PROCEDURES                                       18


PART II - OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS                                             19

     ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS   19

     ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                               19

     ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           19

     ITEM 5 - OTHER INFORMATION                                             19

     ITEM 6 - EXHIBITS                                                      19

SIGNATURES                                                                  20

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            September 30,         June 30,
                                                                                2005                2005
                                                                           -------------       -------------
                                                                            (Unaudited)
ASSETS

Current assets
     Cash and cash equivalents                                            $   2,131,910         $   3,325,318
     Restricted cash                                                               -                   25,958
     Accounts receivable, net of allowance of $515,317 and
      $515,317 at September 30, 2005 and June 30, 2005,
      respectively                                                            3,622,897             4,206,658
     Inventories                                                                417,467               468,705
     Prepaid expenses                                                           244,751               354,637
                                                                           ------------         -------------
         Total current assets                                                 6,417,025             8,381,276



Property and equipment, net                                                     229,159               245,474

Identifiable intangible assets, net                                           1,757,164             2,625,537

Goodwill and other indefinite lived intangible assets
                                                                              3,783,687             3,783,687

Other assets                                                                     89,813                72,296
                                                                           ------------         -------------
         Total assets                                                      $ 12,276,848         $  15,108,270
                                                                           ============         =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

(continued)

                                                                            September 30,         June 30,
                                                                                2005                2005
                                                                           -------------       -------------
                                                                             (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued expenses                                  $  5,563,246         $   6,808,695
    Deferred revenue                                                            520,589               692,930
    Advance from shareholder                                                    210,000                  -
    Current maturities of long term debt                                        100,000               300,000
                                                                           ------------         -------------
         Total current liabilities                                            6,393,835             7,801,625

Long term debt, net of current maturities                                        50,000               750,000
                                                                           ------------         -------------
         Total liabilities                                                    6,443,835             8,551,625
                                                                           ------------         -------------
Shareholders' equity
    Series A convertible preferred stock, $.0033 par value;
      $5,516,860 liquidation preference; 1,000,000 shares authorized;
      182,881 and 160,719 shares issued and outstanding on September 30,
      2005 and June 30, 2005, respectively                                    2,163,420             1,830,979

    Series B convertible preferred stock, $.0033 par value;
      $6,216,570 liquidation preference; 500,000 shares authorized; 207,219 shares issued and outstanding on September 30, 2005 and
      June 30, 2005                                                           2,729,977             2,729,977

    Series C convertible preferred stock, $.0033 par value;
      $429,630 liquidation preference; 100,000 shares authorized; 14,321 and
      16,028 shares issued and outstanding on September 30, 2005 and June
      30, 2005, respectively                                                    286,901               365,269

    Preferred stock, $.0033 par value; 400,000 shares authorized; no shares issued and outstanding on September 30, 2005
       and June 30, 2005                                                           -                     -

    Common stock, $.0033 par value; 65,000,000 shares
      authorized;  29,926,625 and 29,824,205
      shares issued and outstanding on September 30, 2005 and
      June 30, 2005, respectively                                                98,758                98,420

      Additional paid-in capital                                             78,950,516            79,080,423
      Unamortized value of equity compensation                                  (14,800)              (43,000)
      Accumulated deficit                                                   (78,381,759)          (77,505,423)
                                                                           ------------         -------------
       Total shareholders' equity                                             5,833,013             6,556,645
                                                                           ------------         -------------
                                                                           $ 12,276,848         $  15,108,270
                                                                           ============         =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                              For the three months ended
                                                                                      September 30,
                                                                           ---------------------------------
                                                                                2005               2004
                                                                           --------------     --------------
Revenue
       Voice services                                                        $  3,829,418       $   5,017,381
       Managed service charges                                                  2,205,656           1,871,433
       Equipment and consulting                                                     1,126             186,955
                                                                             ------------       -------------
                                                                                6,036,200           7,075,769
                                                                             ------------       -------------
Cost of revenue
       Voice services                                                           2,377,447           3,137,097
       Managed service charges                                                  1,452,720           1,074,256
       Equipment and consulting                                                      -                131,108
                                                                             ------------       -------------
                                                                                3,830,167           4,342,461
                                                                             ------------       -------------
Gross profit                                                                    2,206,033           2,733,308
                                                                             ------------       -------------
Operating expenses
    General and administrative                                                  1,735,984           1,579,089
    Engineering and development                                                   209,951             234,765
    Sales and marketing                                                         1,292,073             911,093
                                                                             ------------       -------------
                                                                                3,238,008           2,724,947
                                                                             ------------       -------------
(Loss) income before other income                                              (1,031,975)              8,361
                                                                             ------------       -------------
Other income
   Other income                                                                   144,002                -
   Interest income                                                                 16,951               6,004
                                                                             ------------       -------------
                                                                                  160,953               6,004
                                                                             ------------       -------------
(Loss) Income before income taxes                                                (871,022)             14,365

Provision for income taxes                                                         (5,314)               -
                                                                             ------------       -------------
Net (loss) income                                                               $(876,336)      $      14,365
                                                                             ============       =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

(continued)

                                                                              For the three months ended
                                                                                     September 30,
                                                                           ---------------------------------
                                                                                2005               2004
                                                                           -------------       -------------
Basic and diluted net loss per share

Net (loss) income                                                           $    (876,336)      $      14,365

    Dividends and beneficial conversion feature on convertible
       preferred stock                                                           (203,778)           (406,645)
                                                                             ------------       -------------
Net loss attributable to common shareholders                                $  (1,080,114)      $    (392,280)
                                                                             ============       =============

Basic and diluted net loss per share                                        $        (.04)      $        (.02)
                                                                             ============       =============
 Weighted average common shares
    outstanding, basic and diluted                                             29,851,142          21,538,183
                                                                             ============       =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              For the three months ended
                                                                                     September 30,
                                                                           ---------------------------------
                                                                                2005               2004
                                                                           -------------       -------------
Cash flows from operating activities
     Net (loss) income                                                      $    (876,336)      $      14,365

Adjustments to reconcile net (loss) income to net cash used in operating activities
         Depreciation                                                              38,998              52,726
         Amortization                                                             188,373             177,943
         Inventory write off                                                       51,238                -
         Other income                                                            (144,002)               -
         Bad debt expense                                                            -                 70,974
         Non-cash charge to operations with respect to
           stock and warrants issued for services and amortization of
           previously issued warrants                                              24,000              83,400


     Changes in operating assets and liabilities
       Restricted cash                                                             25,958                 (72)
       Accounts receivable                                                        583,761          (1,650,563)
       Inventories                                                                   -               (259,722)
       Prepaid expenses                                                           109,886               1,165
       Other assets                                                               (17,517)             14,804
       Accounts payable and accrued expenses                                   (1,092,744)            443,576
       Accrued loss on disposal of discontinued operations                           -                (28,481)
       Deferred revenue                                                          (172,341)           (259,015)
                                                                             ------------       -------------

         Net cash used in operating activities                                 (1,280,726)         (1,338,900)
                                                                             ------------       -------------

Cash flows from investing activities
       Patent cost paid                                                              -                 (3,137)
       Payment on existing customer lists                                        (100,000)               -
       Purchases of property and equipment                                        (22,682)            (13,145)
                                                                             ------------       -------------
         Net cash provided by (used in) investing activities                     (122,682)            (16,282)
                                                                             ------------       -------------

Cash flows from financing activities
       Advances from shareholder                                                  210,000                -


The accompanying notes are an integral part of these condensed consolidated financial statements.

(continued)
                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              For the three months ended
                                                                                     September 30,
                                                                           ---------------------------------
                                                                                2005               2004
                                                                           -------------       -------------
Net decrease in cash and cash equivalents                                      (1,193,408)         (1,355,182)


Cash and cash equivalents, beginning of period                                  3,325,318           5,439,345
                                                                             ------------       -------------
Cash and cash equivalents, end of period                                     $  2,131,910        $  4,084,163
                                                                             ============      ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Dividends accrued on convertible preferred stock                             $    203,778        $    272,636
                                                                             ============      ==============
Dividends paid-in-kind on Series A convertible preferred stock               $    332,441        $    285,916
                                                                             ============      ==============
Purchase price adjustment - reduction of long term debt and customer list    $    800,000        $      -
                                                                             ============      ==============
Conversion of Series C preferred stock to common stock                       $     78,000        $      -
                                                                             ============      ==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                 THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

1    Interim financial information

     The summary financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. These financial statements, including the condensed consolidated balance sheet as of June 30, 2005, which has been derived from audited financial statements, are presented in accordance with the requirements of Form 10-QSB and consequently may not include all disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-KSB. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005. The results of operations for the three months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

     Basic and diluted net loss per share

     The diluted loss per share does not include the impact of potential shares to be issued upon exercise of convertible preferred stock, options and warrants aggregating approximately 23.2 million and 26.7 million at September 30, 2005 and 2004, respectively, because the Company had a net loss attributable to common shareholders and, therefore, the effect would be antidilutive.

     Inventories

     Inventories consist of raw materials and finished goods. Inventories are valued at the lower of cost or net realizable value using the first-in, first-out method. Additionally, raw material and finished goods amounted to $240,920 and $ 176,547, respectively, at September 30, 2005 and $274,775 and $193,930, respectively, at June 30, 2005.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                 THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


     Reclassifications

     Certain reclassifications have been made to the condensed consolidated financial statements shown for the prior period in order to have them conform to the current period's classifications.

     Stock-based compensation

     Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") establishes a fair value-based method of accounting for stock based compensation plans. The Company has chosen to adopt the disclosure requirements of SFAS 123 and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148") and continue to record stock compensation for its employees and outside directors using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, charges are made to operations in accounting for stock options granted to employees and outside directors when the option exercise prices are below the fair market value of the common stock at the measurement date.

     If the Company had elected to recognize compensation expense based upon the fair value at the date of grant consistent with the methodology prescribed by SFAS 123 and SFAS 148, the effect on the Company's net loss and net loss per share would be as follows:

                                                                                    For the three months
                                                                                     ended September 30,
                                                                                 -------------------------
                                                                                    2005          2004
                                                                                 -----------   -----------

       Net (loss) income, as reported                                         $  (876,336)     $   14,365

       Add: Total stock based employee compensation expense included in
         reported net (loss) income, net of related tax effects                       -              -

       Deduct:  Total stock-based employee compensation expense
         determined under fair value based method for all awards, net
         of related tax effects                                                   (95,194)       (122,592)
                                                                              ------------     -----------

       Pro forma net loss                                                     $  (971,530)     $ (108,227)
                                                                              ============     ===========
       Basic and diluted net loss per share
                As reported                                                   $      (.04)      $    (.02)
                Pro forma                                                     $      (.04)      $    (.02)


Equity issuances to non-employees in exchange for services are charged to operations over the period the services are provided using the fair value method on the measurement date.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                 THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

     Summary of recent accounting pronouncements

     In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4"
     ("SFAS 151"). SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period costs. The Company's adopted SFAS 151 effective July 1, 2005 and it did not have a material impact on the Company's financial position, results of operations, or cash flows.

     In December 2004, the FASB finalized SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), amending SFAS No. 123. SFAS 123R will require the Company to expense stock options based on grant date fair value. Further, the adoption of SFAS 123R will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The effect of expensing stock options on the results of operations using a Black-Scholes option-pricing model is presented in Note 2. The adoption of SFAS 123R will have no effect on the Company's cash flows or financial position, but will have an adverse impact on the Company's financial position and results of operations. The provisions of SFAS 123R are effective for the Company commencing July 1, 2006.

     In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" ("SFAS 153"). This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company adopted SFAS 153 effective July 1, 2005 and it did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     Accounts payable and accrued expenses

     Accounts payable and accrued expenses consist of the following:


                                                                            September 30,    June 30,
                                                                                2005           2005
                                                                            -------------    ---------
              Trade accounts payable and other accrued operating
                 expenses                                                  $ 3,317,900      $ 4,463,057
              Sales, excise and universal services charges payable           1,277,358        1,190,545
              Dividends and registration penalties payable                     393,151          520,068
              Compensated absences                                             372,862          361,506
              Other liabilities                                                106,702          143,907
              Bonuses and commissions payable                                   90,972          112,556
              Accrued taxes                                                      4,301            8,379
              Accrued losses of discontinued operations                           -               8,677
                                                                           -----------      -----------
                                                                           $ 5,563,246      $ 6,808,695
                                                                           ===========      ===========

                                       9

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                 THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


4    Acquisition of customer list

     On October 1, 2004, the Company acquired a customer list from Education Communications Consortia, Inc. ("ECCI") for a total purchase price of $1,444,277, including $144,277 in acquisition costs, of which $500,000 was paid in cash on the date of closing. The remaining $800,000 was originally recorded as a note payable due in four annual installments of $200,000 commencing November 30, 2005, bearing interest of 4% per annum. The payment of each of the four annual installments is contingent upon achieving annual revenue of $2 million for each twelve month period ending September 30, 2005 to 2008. The purchase price, including the entire contingent liability, was originally recorded as an intangible asset, as it was initially believed that payment was assured beyond a reasonable doubt, and was amortized over its expected useful life of 5 years.

     The Company has determined that gross revenues derived from the ECCI customer list did not reach the annual revenue of $2 million as required by the purchase agreement and also no longer believes that the balance of the payments are assured beyond a reasonable doubt. Accordingly, the Company has recorded a decrease in the customer list in the amount of $800,000 and a corresponding decrease in notes payable. As a result, the Company has reversed previously recorded amortization expense and accrued interest totaling $144,002, which is reflected as other income in the accompanying condensed consolidated statements of operations. The adjustment will also have the effect of reducing future amortization expense by $160,000 per annum. The Company will record the remaining $600,000 of the performance payment when it becomes probable that the payments will become due.

     In April 2005, the Company acquired a customer list and entered into a non-compete for $200,000 and $200,00 respectively. The customer list has an estimated useful of 5 years and the non- compete will be amortized over 27 months. The Company made a cash payment of $150,000 with three additional annual payments commencing July 31, 2005 in the amounts of $100,000, $100,000 and $50,000. As of September 30, 2005, the Company made the first annual payment in the amount of $100,000.

5    Related party transactions

     During the three months ended September 30, 2005, the Company paid approximately $ 33,000 for legal services to law firms in which an employee/stockholder is affiliated.

     The Company received a non-interest bearing advance from a shareholder in the amount of $210,000 during the quarter ended September 30, 2005, with no scheduled repayment terms.

6    Shareholders' equity

     Preferred stock

     On July 1, 2005, stock dividends totaling 22,162 shares were paid in Series A Preferred Stock to Series A Preferred Stock investors representing accrued dividends through June 30, 2005.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                 THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


     For the three months ended September 30, 2005, investors converted 1,707 shares of Series C Preferred Stock resulting in issuances of 102,420 shares of common stock.

     Dividends on the Series A, B and C Preferred Stock accrue at the rate of 12%, 12% and 9% per annum, respectively. Aggregate dividends accrued during the quarter ended September 30, 2005 was $203,778.


7    Segment information

     The Company reports segments in accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company and its subsidiaries operate in three separate business segments:
     Voice Services, Managed Service Charges and Equipment and Consulting.

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                 THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


                                                                                    For the three months
                                                                                     ended September 30,
                                                                                 -------------------------
                                                                                    2005          2004
                                                                                 -----------   -----------
         Revenue
              Voice Services                                                   $  3,829,418     $  5,017,381
              Managed Service Charges                                             2,205,656        1,871,433
              Equipment and Consulting                                                1,126          186,955
                                                                               ------------     ------------
                 Total                                                            6,036,200        7,075,769
                                                                               ------------     ------------
         Cost of revenue
              Voice Services                                                      2,377,447        3,137,097
              Managed Service Charges                                             1,452,720        1,074,256
              Equipment and Consulting                                                -              131,108
                                                                               ------------     ------------
                 Total                                                            3,830,167        4,342,461
                                                                               ------------     ------------
         Operating (loss) income
              Voice Services                                                       (650,144)         114,513
              Managed Service Charges                                              (381,831)          21,179
              Equipment and Consulting                                                 -            (127,331)
                                                                               ------------     ------------
                 Total                                                          $(1,031,975)         $ 8,361
                                                                               ============     ============


     The Company is not disclosing total assets for each reportable segment because the chief operating decision maker reviews total assets on a consolidated basis.

     The Company had one major customer which accounted for approximately 18% and 27% of consolidated revenue for the three months ended September 30, 2005 and September 30, 2004, respectively. The agreement with this customer terminated on June 30, 2005.

     The Company has two agreements with Sprint Communications Company L.P. ("Sprint") to supply telecommunication services to the Company. The agreement for switched services has a term of 28 months and the agreement for the data and private line services has a term of 24 months. The Company made purchases from Sprint that aggregated approximately 58% and 68% of the total cost of revenue for the quarters ended September 30, 2005 and September 30, 2004, respectively. The Company currently has a commitment to purchase a minimum of $650,000 of telecommunication services monthly from Sprint, which expires October 2008.

8   Income taxes

     The provision for income taxes consists of the following:

                                                       For the three months ended
                                                             September 30,
                                                       --------------------------
                                                           2005         2004
                                                       ------------  ------------
              Current - Federal and States             $    5,314    $    -
              Deferred - Federal                             -            -
              Deferred - States                              -            -
                                                       ----------    -----------
              Provision for income taxes               $    5,314    $    -
                                                       ===========   ===========

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                 THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004


     Due to the history of net operating losses for income tax purposes, the Company has provided for full valuation allowances on the Company's net deferred tax asset due to it being more likely than not that the deferred tax asset will not be utilized.

     A portion or all of the Company's net tax operating loss carryforwards may be subject to Section 382 of the Internal Revenue Code and therefore not available to offset future income tax liabilities. The carryforward losses expire in the years 2014 through 2025 and have not been recognized in the accompanying consolidated financial statements as a result of a valuation allowance against the deferred tax asset.

9    Nasdaq

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

10   Commitments and contingencies

     Leases

     On August 1, 2005 the Company consolidated their office space in Tampa and successfully renegotiated their lease. The term of the lease has been extended by five years, commencing on February 1, 2006 and terminating on January 31, 2011.

     At September 30, 2005, the approximate future minimum annual lease payments, are summarized as follows:

                  Fiscal year ending June 30,

                       2006                $        262,937
                       2007                         346,245
                       2008                         360,141
                       2009                         374,037
                       2010                         377,933
                       Thereafter                         0
                                              -------------
                                              $   1,721,293
                                              =============

     Management's Plan

     Historically,   the  Company  has  experienced  significant  recurring  net operating losses as well as negative cash flows from operations. the Company's main source of liquidity has been equity financing, which was used to fund historical losses from operating activities. Based on the Company's current cash position of approximately $2.1 million, significant cost cutting initiatives, including vendor negotiations with Sprint, BellSouth, Vartec (carriers), DA Colonial (Tampa facility), staff reductions and indefinite executive pay deferrals, along with current forecasts based on sales growth, the Company believes it has sufficient cash to meet its funding needs for at least the next 12 months

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


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

     We operate in three segments.  The Voice Services  segment,  which operates worldwide, provides voice services including switched and dedicated outbound, switched and dedicated toll-free inbound, dedicated T1 access loops, calling and debit cards, and conference calling. The Managed Services Charges ("MSC" or Managed Services) segment, which operates worldwide, provides network and security technology and a variety of recurring managed data services. The Equipment and Consulting segment, which operates worldwide, delivers networking and security equipment and software as well as provides consulting services on an as needs basis for certain existing or potential customers.

     We have created an offering of managed products and services that meet the necessary requirements for organizations to move off expensive private data networks while attaining the benefits and flexibility of public data network. Additionally, our proprietary technology provides a high level of security through its integrated approach to management, monitoring and interoperability for small and medium remote enterprise locations (locations with less than 500 network users). We sell a Managed Services Offering (MSO) that provides complete system solutions to organizations needing cost-effective network security features (firewall, virtual private networking, routing, intrusion detection, content filtering, email, etc.) delivered on low-cost commodity hardware with Internet- based expansion capabilities. Our patent-pending system technology enables organizations to achieve corporate Information technology (IT) and e-business initiatives through the deployment of easily installable perimeter office security platforms, coupled with our secure remote monitoring and management ("SRM2 TM") system. SRM2 TM provides centralized management capabilities for hundreds or thousands of remote locations without risking networking integrity because it does not require an administrative port on the remote device, which is common network vulnerability. We also provide cost-effective, value-added expansion technologies such as Intelligent Failover, which means that if one circuit for gaining access to information fails, the system would automatically switch to an alternative circuit based upon customer defined parameters.

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

     Revenue recognition

     We record revenue in accordance with Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), issued by the American Institute of Certified Public Accountants (as modified by Statement of Position 98-9) and SEC Staff Accounting Bulletin 104 "Revenue Recognition" ("SAB 104") regarding revenue recognition in financial statements. SOP 97-2 provides additional guidance with respect to multiple element arrangements; returns, exchanges, and platform transfer rights, resellers, services, funded software development arrangements, and contract accounting.

     Revenues generated from the resale of voice services are recognized as services are provided and are included within Voice Services revenue in the accompanying condensed consolidated statements of operations.

     Revenues generated from the sale of recurring services within the Managed Service charged ("MSC") segment are recognized as services are provided. Maintenance or monitoring revenue that is bundled with an initial licenses fee is deferred and recognized ratably within the period in the accompanying consolidated statement of operations.

     Revenue from the sale of hardware, where our software is not essential, is recognized within Equipment and Consulting revenue at the time of delivery of hardware products to the customer, when the fee is fixed and determinable, collectibility is probable and a contract signed by both parties has been obtained. Maintenance or monitoring revenue that is bundled with an initial license fee is deferred and recognized ratably within MSC revenue over the maintenance or monitoring period in the accompanying condensed consolidated statements of operations. Amounts deferred for maintenance or monitoring are based on the fair value of equivalent maintenance or monitoring services sold separately. We have established vendor specific objective evidence ("VSOE") on all undelivered elements of our software arrangements, which consists of maintenance, monitoring and, at times, training and consulting. We use the residual method for delivered elements. Our consulting projects are short-term in nature and are recorded as revenue in Equipment and Consulting revenues in the accompanying condensed consolidated statements of operations when services are provided.

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

     Income taxes

     As part of the process of preparing our consolidated financial statements we are required to prepare our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have fully reserved our deferred tax assets at September 30, 2005 and June 30, 2005. If expectations for future performance, the timing of deductibility of expenses, or tax statutes change in the future, we could decide to adjust the valuation allowance, which may increase or decrease income tax expense.

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

     Three months ended September 30, 2005 and 2004

     Revenue

     Revenue decreased to $6.0 million for the three months ended September 30, 2005, compared to $7.1 million for the same period in the prior year. The decrease in revenue is primarily attributable to a decrease in Voice Services segment and the Equipment and Consulting segment of approximately $1.2 million and $0.2 million respectively. This was partially offset by an increase in revenue in the MSC segment of approximately $0.3 million. The decrease in the Voice Services segment was attributable to the loss of two customers resulting in attrition of approximately $1.4 million partially offset by growth from new customers and purchased customer lists totaling approximately $0.2 million. The decrease in the Equipment and Consulting segment of approximately $0.2 is the result of limited product sales as the Company has elected to focus primarily on MSC growth. The increase in the MSC segment is primarily attributable to new customer growth of $0.5 million and purchased customer lists of $0.1 million, partially offset by customer attrition of $0.2 million. As of September 2005, Swift Transportation accounted for 18% of overall revenues as compared to 27% in the same period in the prior year. The contract with Swift terminated effective June 30, 2005.

     Cost of revenue and gross profit

     Cost of revenue decreased to $3.8 million for the three months ended September 30, 2005 compared to $4.3 million for the same period in the prior year. Cost of revenue within the MSC segment increased to $1.5 million or 34% profit margin, compared to $1.1 million, or 43% profit margin for the same period in the prior year. The decreased profit margin is primarily attributable to non-recurring charges in the current period as well as credits received from vendors in the prior period. Based upon current forecast and continued growth in the MSC segment, the Company would expect to achieve gross margins of approximately 37% to 40% in future periods. Cost of revenue within the Voice Services segment decreased to $
     2.4 million or 38% profit margin compared to $3.1 million or 37% profit margin for the same period in the prior year. This increased profit margin is primarily attributable to our negotiation with current and new vendors to lower voice rates. Cost of revenue within the Equipment and Consulting segment had a non-material impact on gross profit.

     Overall gross profit was 36.5% for the three months ended September 30, 2005, compared to 38.6% for the same period in the prior year. The decrease in profit margin of our services and products are attributable to one time charges and the cost associated with the loss of Swift Transportation.

     General and administrative

     General and administrative expenses were $1.7 million and $1.6 million for the three months ended September 30, 2005 and 2004 respectively. The increase in general and administrative expenses were due to an increase in accounting fees of $0.08 million, professional fees of $0.05 million, amortization expense relating to the customer list and non compete agreements of $0.01 million and additional supplies and equipment of $0.03 million. This increase was offset by a decrease in rent as a result of renegotiating our lease in the amount of approximately $0.3 million and a decrease in consulting expense of approximately $0.08 million from the prior period.

     Engineering and development

     Engineering and development expenses did not experience a significant change for the three months ended September 30, 2005, compared to the same period in the prior year.

     Sales and marketing

     Sales and marketing expenses increased to $1.3 million for the three months ended September 30, 2005, compared to $0.9 million for the same period in the prior year. The increase in sales and marketing expenses was primarily the result of an increase in the number of sales and sales support personnel and associated travel and entertainment, which resulted in increased salary of $0.3 million as well as compensation for consultants which increased $0.04 million compared to the same period in the prior year and an increase in marketing expenses associated with the purchased customer list of approximately $0.1 million. We have made a significant investment in the sales force, which we anticipate will continue to have a positive impact in future periods.

     Other income (expenses)

     Other income (expenses) increased to $0.2 million for the three months ended September 30, 2005 compared to $.006 million for the same period in the prior year. The increase was primarily attributable to $0.1 million of gain on the reduction in short and long term notes payable.

     Liquidity and Capital Resources

     Our operating activities used cash of approximately $1.3 million during the three months ended September 30, 2005, as compared to using approximately $1.3 million for the same period in the prior year. Cash used in operations for the three months ended September 30, 2005 was primarily attributable to a net loss of approximately $0.9 million, a decrease in accounts payable of approximately $1.1 million, a decrease in deferred revenue of approximately $0.2 million and other income of approximately $0.1 million, partially offset by non-cash charges for depreciation and amortization, equity compensation and inventory write off of approximately $0.2 million, $0.02 million and $0.1 million, respectively. Additionally, accounts receivable and prepaid expenses decreased by $0.6 million and $0.1 million, respectively. Cash used in operations for the three months ended September 30, 2004 was primarily attributable to an increase in accounts receivable of approximately $1.7 million, partially offset by non-cash charges for depreciation and amortization, equity compensation and bad debt expense of approximately $0.2 million, $0.1 million and $0.1 million, respectively, and an increase in deferred revenue of approximately $0.3 million.

     Our investing activities used approximately $0.1 million for the three months ended September 30, 2005 as compared to using $0.02 million in the same period in the prior year. Cash used in investing activities was primarily attributable to payments on customers lists previously acquired in the amount of $100,000 and purchases of property and equipment in the amount of approximately $0.02 million. Cash used by investing activities for the three months ended September 30, 2004, was primarily attributable to purchases of equipment.

     Our financing activities provided approximately $0.2 million for the three months ended September 30, 2005. Cash provided by financing activities was primarily attributable to an advance from a shareholder. There were no financing activities for the same period in the prior year.

     Summary

     Historically,   the  Company  has  experienced  significant  recurring  net operating losses as well as negative cash flows from operations. the Company's main source of liquidity has been equity financing, which was used to fund historical losses from operating activities. Based on the Company's current cash position of approximately $2.1 million, significant cost cutting initiatives, including vendor negotiations with Sprint, BellSouth, Vartec (carriers), DA Colonial (Tampa facility), staff reductions and indefinite executive pay deferrals, along with current forecasts based on sales growth, the Company believes it has sufficient cash to meet its funding needs for at least the next 12 months

ITEM 3 - CONTROLS AND PROCEDURES

     CEO and CFO Certifications
     --------------------------
     As of the end of the period covered by this quarterly report, the Company carried out, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer ("the Certifying Officers"), an evaluation of the effectiveness of its "disclosure Controls and procedures". The certifications of the CEO and the CFO required by Rules 13a-14(a) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the "Certifications") are filed as exhibits to this report. This section of the report contains the information concerning the evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) ("Disclosure Controls") and changes to internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d- 15(f)) ("Internal Controls") referred to in the Certifications and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

     Evaluation of Disclosure Controls
     ---------------------------------
     The Company maintains controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports it files with the SEC, and to process, summarize and disclose this information within the time period specified in the rules of the SEC. The Company's Chief Executive and Chief Financial Officers are responsible for establishing, maintaining and enhancing these procedures. They are also responsible, as required by the rules established by the SEC, for the evaluation of the effectiveness of these procedures.

     Based on our management's evaluation (with participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that its disclosure controls and procedures were effective.


     Changes in Internal Controls
     ----------------------------
     The Company maintains a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary to permit preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP) and maintain accountability for assets. Access to assets is permitted only in accordance with management's general or specific authorization. There was no change in our Internal Controls during Fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our Internal Controls.

     During the prior reporting period ending June 30, 2005 management concluded that a deficiency was identified which constituted a "material weakness". Accordingly, management implemented changes to remedy the circumstances which created the deficiency and has concluded that the condition no longer exists. The additional staff has been added and trained.

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




Date: November 21, 2005