Form 10QSB
period 2005-12-31
NETWOLVES CORP
filed 2006-02-21
CIK 1084103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2005
                                               -----------------

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

Yes  X    No
    ---      ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes     No  X
    ---    ---

Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

     TITLE OF CLASS             NUMBER OF SHARES OUTSTANDING ON JANUARY 31, 2006
     --------------             ------------------------------------------------
Common Stock, $.0033 par value                     31,622,375

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                         FORM 10-QSB - DECEMBER 31, 2005

                                      INDEX

PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

      CONDENSED CONSOLIDATED BALANCE SHEETS
           December 31, 2005 (unaudited) and June 30, 2005 ............................................... 1 - 2

      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           For the three and six months ended December 31, 2005 (unaudited)
             and December 31, 2004 (unaudited and as restated) ............................................3 - 4

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the six months ended
           December 31, 2005 (unaudited)
             and December 31, 2004 (unaudited) ............................................................5 - 6

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ...............................................7 - 13

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                 OF OPERATION ...........................................................................14 - 19

      ITEM 3 - CONTROLS AND PROCEDURES ...................................................................    20


PART II - OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS .........................................................................    21

      ITEM 2 - CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES ............    21

      ITEM 3 - DEFAULTS UPON SENIOR SECURITIES ...........................................................    21

      ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......................................    21

      ITEM 5 - OTHER INFORMATION .........................................................................    21

      ITEM 6 - EXHIBITS...................................................................................    21

SIGNATURES       .........................................................................................    22

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    December 31,          June 30,
                                                                                        2005                2005
                                                                                 ------------------   -----------------
                                                                                    (Unaudited)
ASSETS
Current assets
     Cash and cash equivalents                                                  $        1,593,197   $      3,325,318
     Restricted cash                                                                             -             25,958
     Accounts receivable, net of allowance of $515,317  at
        December 31, 2005 and June 30, 2005                                              3,936,234          4,206,658
     Inventories                                                                           427,994            468,705
     Prepaid expenses                                                                      318,406            354,637
                                                                                ------------------   -----------------
               Total current assets                                                      6,275,831          8,381,276

Property and equipment, net                                                                203,116            245,474

Identifiable intangible assets, net                                                      1,568,790          2,625,537

Goodwill and other indefinite lived intangible assets                                    3,791,072          3,783,687

Other assets                                                                                84,813             72,296
                                                                                ------------------   -----------------


               Total assets                                                     $      11,923,622    $     15,108,270
                                                                                ==================   ================

The accompanying notes are an integral part of these condensed consolidated financial statements.



                     NETWOLVES CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


(Continued)                                                                         December 31,          June 30,
                                                                                       2005                 2005
                                                                                ------------------   -----------------
                                                                                    (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued expenses                                       $       6,333,324  $        6,808,695
    Deferred revenue                                                                      511,934             692,930
    Current maturities of long term debt                                                  100,000             300,000
                                                                                ------------------   -----------------
       Total current liabilities                                                        6,945,258           7,801,625

Long term debt, net of current maturities                                                  50,000             750,000
                                                                                ------------------   -----------------
         Total liabilities                                                              6,995,258           8,551,625
                                                                                ------------------   -----------------

Shareholders' equity
    Series A convertible preferred stock, $.0033 par value; $5,845,014 liquidation preference; 1,000,000 shares authorized; 182,873 and
      160,719 shares issued and outstanding on December 31, 2005 and June
      30, 2005, respectively                                                            2,163,300           1,830,979

    Series B convertible preferred stock, $.0033 par value; $7,277,948 liquidation preference; 500,000 shares authorized; 207,219 shares
      issued and outstanding on December 31, 2005 and June 30, 2005                     2,729,977           2,729,977

    Series C convertible preferred stock, $.0033 par value; $2,048,096 liquidation preference; 100,000 shares authorized; 14,267 and 16,028 shares issued and outstanding on December 31, 2005 and June 30, 2005,
      respectively                                                                        283,661             365,269

    Preferred stock, $.0033 par value; 400,000 shares authorized; no shares
      issued and outstanding on December 31, 2005 and June 30, 2005                        -                     -

    Common stock, $.0033 par value; 65,000,000 authorized; 30,845,015 and
      29,824,205 shares issued and outstanding on December 31, 2005 and
      June 30, 2005, respectively                                                          101,788              98,420
     Additional paid-in capital                                                         79,029,436          79,080,423
     Unamortized value of equity compensation                                                    0             (43,000)
     Accumulated deficit                                                              (79,379,798)         (77,505,423)
                                                                                ------------------   -----------------

       Total shareholders' equity                                                        4,928,364           6,556,645
                                                                                ------------------   -----------------
                                                                                      $ 11,923,622  $       15,108,270
                                                                                ==================  ==================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            For the three months ended               For the six months ended
                                                    December  31,                           December 31,
                                      ---------------------------------------  ----------------------------------------

                                             2005                 2004                 2005                  2004
                                      ------------------  ------------------   ------------------    ------------------
 Revenue
    Voice services                       $  3,540,664         $  4,569,467       $  7,370,082           $  9,586,848
    Managed service charges                 1,999,351            1,753,427          4,205,007              3,624,860
    Equipment and consulting                   19,918              131,134             21,044                318,089
                                         ------------         ------------       ------------           ------------
                                            5,559,933            6,454,028         11,596,133             13,529,797
                                         ------------         ------------       ------------           ------------

 Cost of revenue
    Voice services                          2,427,009            2,833,281          4,804,456              5,970,378
    Managed service charges                 1,233,440            1,189,793          2,686,160              2,264,049
    Equipment and consulting                      175               16,487                175                147,595
                                         ------------         ------------       ------------           ------------
                                            3,660,624            4,039,561          7,490,791              8,382,022
                                         ------------         ------------       ------------           ------------

 Gross profit                               1,899,309            2,414,467          4,105,342              5,147,775
                                         ------------         ------------       ------------           ------------

Operating expenses
    General and administrative              1,370,083            1,877,721          3,106,067              3,456,810
    Engineering and development               122,848              239,637            332,799                474,402
    Sales and marketing                     1,682,902            1,246,768          2,974,975              2,157,861
                                         ------------         ------------       ------------           ------------
                                            3,175,833            3,364,126          6,413,841              6,089,073
                                         ------------         ------------       ------------           ------------

 Loss before other income (expense)        (1,276,524)            (949,659)        (2,308,499)              (941,298)

 Other income (expense)

    Other income                              275,198                8,291            419,200                 14,295
    Minority interest
    Interest expense                           3,403               (8,000)            20,354                  (8,000)
                                         ------------         ------------       ------------           ------------
                                              278,601                 291            439,554                   6,295
                                         ------------         ------------       ------------           ------------


Loss before income taxes                     (997,923)            (949,368)        (1,868,945)              (935,003)

Provision for income taxes                       (116)                   -             (5,430)                     -
                                         ------------         ------------       ------------           ------------

 Net loss                                $   (998,039)        $   (949,368)      $ (1,874,375)          $   (935,003)
                                         ============         ============       ============           ============



                                       NETWOLVES CORPORATION AND SUBSIDIARIES

                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (Unaudited)

 (Continued)
                                              For the three months ended               For the six months ended
                                                      December  31,                           December 31,
                                        ---------------------------------------  ----------------------------------------

                                               2005                 2004                 2005                  2004
                                        ------------------  ------------------   ------------------    ------------------

 Basic and diluted net loss per share

 Net loss                                 $  (998,039)         $   (949,368)       $ (1,874,375)         $   (935,003)
                                          ============         ============        ============          ============

    Dividends and beneficial conversion
       on convertible preferred stock        (160,009)             (284,180)           (363,787)             (690,825)
                                          ------------         ------------        ------------          ------------

Net loss attributable to common
  shareholders                            $(1,158,048)         $ (1,233,548)       $ (2,238,162)         $ (1,625,828)
                                          ============         ============        ============          ============


Basic and diluted net loss per share      $      (.04)         $       (.05)       $       (.07)         $       (.07)
                                          ============         ============        ============          ============

 Weighted average common shares
    outstanding, basic and diluted         30,163,805            23,465,049          30,007,474            22,501,609
                                          ============         ============        ============          ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      For the six months ended
                                                                                            December 31,
                                                                              ----------------------------------------

                                                                                      2005                  2004
                                                                              -------------------   ------------------
Cash flows from operating activities
     Net loss                                                                     $ (1,874,375)        $     (935,003)
     Adjustments to reconcile net loss to net cash (used in) provided by operating activities
           Depreciation                                                                 73,850                104,457
           Amortization                                                                376,747                437,830
           Bad debt expense
                                                                                       264,872                132,764
           Non-cash charge to operations with respect to
             stock and warrants issued for services and amortization
             of previously issued warrants                                              67,400                201,825
           Other income                                                               (424,166)                     -
           Loss on disposal of property and equipment                                        -                  4,132

     Changes in operating assets and liabilities
       Restricted cash                                                                  25,958                   (156)
       Accounts receivable                                                               5,552               (120,990)
       Inventories                                                                      40,711               (371,292)
       Prepaid expenses                                                                 36,231               (275,332)
       Other current assets                                                            (12,517)                26,989
         Accounts payable and accrued expenses                                        (202,511)             1,468,147
       Accrued losses of discontinued operations                                                              (57,867)
       Deferred revenue                                                               (180,996)                29,763
                                                                                   -----------            -------------

         Net cash (used in) provided by operating activities                        (1,803,244)               645,267
                                                                                   -----------            -------------

Cash flows from investing activities
     Payment on existing customer list                                                (100,000)                    -
     Patent costs paid                                                                  (7,385)               (6,883)
     Payment to purchase customer contracts                                                  -              (500,000)
     Payments for security deposits                                                          -                (9,860)
     Purchases of property and equipment                                              (31,492)               (24,633)
                                                                                   -----------            -------------
         Net cash used in investing activities                                       (138,877)            $ (541,376)
                                                                                   -----------            -------------



The accompanying notes are an integral part of these condensed consolidated financial statements.
                                        5



                                       NETWOLVES CORPORATION AND SUBSIDIARIES

                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)


(Continued)                                                                            For the six months ended
                                                                                             December 31,
                                                                               ----------------------------------------

                                                                                       2005                  2004
                                                                               -------------------   ------------------

Cash flows from financing activities
     NASDAQ listing fee                                                                      -                  (16,581)
     Advance from shareholder                                                          210,000                        -
                                                                                   -----------            -------------


       Net cash provided by (used in) in financing activities                         210,000                   (16,581)
                                                                                   -----------            -------------


Net (decrease) increase in cash and cash equivalents                                (1,732,121)                  87,310

Cash and cash equivalents, beginning of period                                       3,325,318                5,439,345
                                                                                   -----------            -------------


Cash and cash equivalents, end of period                                           $ 1,593,197            $   5,526,655
                                                                                  ============            =============



SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES


Note payable                                                                                 -            $     800,000
                                                                                  ============            =============

Warrant issued related to acquisition of customer list                                       -            $     175,000
                                                                                  ============            =============

Dividends accrued on convertible preferred stock                                  $    363,787            $     513,936
                                                                                  ============            =============

Dividends paid-in-kind on convertible preferred stock                             $    332,441            $   1,653,676
                                                                                  ============            =============

Purchase price adjustment-reduction of long term debt and customer list           $    800,000                        -
                                                                                  ============            =============

Conversions of preferred stock to common stock                                    $     81,728                        -
                                                                                  ============            =============

Issuance of common stock for consulting services                                  $     30,000                        -
                                                                                  ============            =============

Conversion of debt to common stock                                                $    210,000                        -
                                                                                  ============            =============


The accompanying notes are an integral part of these condensed consolidated financial statements.
                                        6

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                   SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004



1    Interim financial information

     The summary financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. These financial statements, including the condensed consolidated balance sheet as of June 30, 2005, which has been derived from audited financial statements, are presented in accordance with the requirements of Form 10-QSB and consequently may not include all disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-KSB. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005. The results of operations for the six months ended December 31, 2005 are not necessarily indicative of the results to be expected for the full year.

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

     Basic and diluted net loss per share

     The diluted loss per share does not include the impact of potential shares to be issued upon exercise of convertible preferred stock, options and warrants aggregating approximately 22.7 million and 23.5 million at December 31, 2005 and 2004, respectively, because the Company had a net loss attributable to common shareholders and, therefore, the effect would be antidilutive.

     Inventories

     Inventories consist of raw materials and finished goods. Inventories are valued at the lower of cost or net realizable value using the first-in, first-out method. Additionally, raw material and finished goods amounted to $257,733 and $ 170,261, respectively, at December 31, 2005 and $274,775 and
     $193,930, respectively, at June 30, 2005.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                   SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004


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

     If the Company had elected to recognize compensation expense based upon the fair value at the date of grant consistent with the methodology prescribed by SFAS 123 and SFAS 148, the effect on the Company's net loss and net loss per share would be as follows: For the three months For the six months ended December ended December 31, 31, . (As restated) (As restated)

                                                   2005                2004                 2005                2004
                                           ------------------  -------------------  -------------------  ------------------
   Net loss attributable to common
     shareholders, as reported              $     (1,158,048)  $      (1,233,548)    $      (2,238,162)  $      (1,625,828)

   Add:  Total stock-based employee
     compensation expense included in
     reported net income (loss), net of
     related tax effects                                                       -                                         -

   Deduct:  Total stock-based employee

     compensation expense determined
     under fair value based method for
     all awards, net of related tax
     effects                                         (94,082)           (126,751)             (188,164)           (247,358)
                                           ------------------  -------------------  -------------------  ------------------

   Pro forma net loss attributable to
   common shareholders
                                           $      (1,252,130)   $     (1,360,299)    $      (2,426,326)   $     (1,873,186)
                                           ==================  ===================  ===================  ==================

   Basic and diluted net loss per share
            As reported                    $            (.04)   $           (.05)    $            (.08)   $           (.07)
            Pro forma                      $            (.04)   $           (.06)    $            (.08)   $           (.08)
                                           ==================  ===================  ===================  ==================

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                   SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004



     Stock-based compensation - Continued

     Equity issuances to non-employees in exchange for services are charged to operations over the period the services are provided using the fair value method on the measurement date.

     Summary of recent accounting pronouncements

     In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4"
     ("SFAS 151"). SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period costs. The Company adopted SFAS 151 effective July 1, 2005 and it did not have a material impact on the Company's financial position, results of operations, or cash flows.

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

     In May 2005,  the FASB issued SFAS No.  154,  Accounting  Changes and Error
     Corrections. SFAS No. 154 established new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 supercedes Accounting Principles Bulletin (APB) Opinion 2, Accounting for Changes and SFAS No. 3, Reporting Accounting Changes in interim Financial Statements, though it carries forward the guidance of those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity and error corrections. This statement is effective for accounting changes and error corrections made in years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its condensed consolidated financial statements.

     In March 2005, the FASB issued final guidance that clarifies how companies should account for "conditional" asset retirement obligations. FASB
     Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47", deals with obligations to perform asset retirement activities in which the timing and/or method of settlement are conditional on a future event. In implementing the new guidance, which must be adopted by calendar year enterprises by December 31, 2005, a Company will need to identify its conditional asset retirement obligations and determine whether

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                   SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004



     Summary of recent accounting pronouncements - Continued

     it can reasonable estimate the fair value of each obligation. If the Company can reasonably estimate the fair value of an obligation; it will need to recognize a liability for that obligation. The Company does not expect the adoption of FIN 47 to have a material impact on its condensed consolidated financial statements.

     Accounts payable and accrued expenses

     Accounts payable and accrued expenses consist of the following:

                                                                           December 31,          June 30,
                                                                               2005                2005
                                                                        -----------------   ------------------
              Trade accounts payable and other accrued operating
                 expenses                                                $       4,250,800  $      4,463,057
              Sales, excise and universal services charges payable                 724,121         1,190,545
              Dividends and registration penalties payable                         553,160            520,068
              Compensated absences                                                 329,688            361,506
              Other current liabilities                                            373,068            143,907
              Bonuses and commissions payable                                       78,460            112,556
              Accrued taxes                                                         24,027              8,379
              Accrued losses of discontinued operations                                  -              8,677
                                                                        ------------------  -----------------

                                                                        $        6,333,324  $       6,808,695
                                                                        ==================  =================

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                   SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004


     In April 2005, the Company acquired a customer list and entered into a non-compete for $200,000 and $200,000 respectively. The customer list has an estimated useful of 5 years and the non-compete will be amortized over 27 months. The Company made cash payment of $150,000 with three additional annual payments commencing July 31, 2005 in the amounts of $100,000, $100,000 and $50,000. As of December 31, 2005, the Company made the first annual payment in the amount of $100,000.


5    Related party transactions

     During  the  six  months  ended   December  31,  2005,   the  Company  paid
     approximately $ 64,000 for legal services to law firms in which an employee/stockholder is affiliated.

     The Company received a non-interest bearing advance from a shareholder in the amount of $210,000 during the quarter ended September 30, 2005, with no scheduled repayment terms. During the quarter ended December 31, 2005 this short term debt was repaid with the issuances of 840,000 shares of restricted common stock, with no registration rights.


6    Shareholders' equity

     Preferred stock

     On July 1, 2005 stock dividends totaling 22,162 shares were paid in Series A Preferred Stock to Series A Preferred Stock investors representing accrued dividends through June 30, 2005

     For the six months ended December 31, 2005, investors converted 8 shares of Series A Preferred Stock and 1,761 shares of Series C Preferred Stock resulting in issuances of 105,810 shares of common stock.

     During December 2005, the Company entered into an agreement with a consultant. In return for services, the Company issued 75,000 shares with a value of $30,000 of the Company's common stock.

     Dividends on the Series A, B and C Preferred Stock accrue at a rate of 12%, 12% and 9% per annum, respectively. Aggregate dividends accrued for three and six months ended December 31, 2005 were $160,009 and $363,787,respectively.

     Subsequent to December 31, 2005 investors converted 36,465 shares of Series B Preferred Stock and 801 shares of Series C Preferred Stock resulting in issuances of 777,360 shares of common stock.

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

                   SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004


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

                                                   For the three months ended          For the six months ended
                                                          December  31,                      December 31,
                                                 --------------------------------   -------------------------------

                                                       2005              2004              2005             2004
                                                 ---------------  ---------------   ---------------  --------------
         Revenue
              Voice Services                      $    3,540,664     $ 4,569,467      $ 7,370,082    $   9,586,848
              Managed Service Charges                  1,999,351       1,753,427        4,205,007        3,624,860
              Equipment and Consulting                    19,918         131,134           21,044          318,089
                                                 ---------------  ---------------   ---------------  --------------

                  Total                           $   5,559,933      $$6,454,028      $11,596,133    $  13,529,797
                                                 ===============  ===============   ===============  ==============

              Cost of revenue
              Voice Services                      $   2,427,009      $ 2,833,281      $ 4,804,456    $   5,970,378
              Managed Service Charges                 1,233,440        1,189,793        2,686,160        2,264,049
              Equipment and Consulting                      175           16,487              175          147,595
                                                 ---------------  ---------------   ---------------  --------------

                  Total                           $   3,660,624      $ 4,039,561      $ 7,490,791    $  8,382,022
                                                 ===============  ===============   ===============  ==============

         Operating income (loss)
              Voice Services                      $    (816,975)     $   (475,960)    $ (1,454,354)  $    (361,356)
              Managed Service Charges                  (459,549)         (405,044)        (854,145)       (381,186)
              Equipment and Consulting                        -           (68,655)               -        (198,756)
                                                 ---------------  ---------------   ---------------  --------------

                  Total                           $  (1,276,524)     $   (949,659)    $ (2,308,499)  $    (941,298)
                                                 ===============  ===============   ===============  ==============

     Revenue and cost of revenue are allocated to each segment on a specific identification method, operating expenses are allocated to each segment on a pro rata basis based upon revenue.

     The Company is not disclosing total assets for each reportable segment because the chief operating decision maker reviews total assets on a consolidated basis.

8.   Major Customer/Significant Agreements


     The Company had one major customer which accounted for approximately 12% and 27% of consolidated revenue for the six months ended December 31, 2005 and December 31, 2004, respectively. The agreement with this customer terminated on June 30, 2005.


     The Company has two agreements with Sprint Communications Company L.P. ("Sprint") to supply telecommunication services to the Company. The agreement for switched services has a term of 28 months and the agreement for the data and private line services has a term of 24 months. The Company

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                   SIX MONTHS ENDED DECEMBER 31, 2005 AND 2004


     made purchases from Sprint that aggregated approximately 48% and 66% of the total cost of revenue for the quarters ended December 31, 2005 and December 31, 2004, respectively. The Company currently has a commitment to purchase a minimum of $650,000 of telecommunication services monthly from Sprint, which expires October 2008.

9.   Nasdaq

     On March 31, 2005, Nasdaq informed the Company that its common stock would be de-listed if it did not comply with Nasdaq's minimum bid price requirement by September 27, 2005. In order to comply, the closing bid price of its common stock had to equal or exceed $1.00 per share for at least ten consecutive trading days prior to that date. While the Company did not comply with this requirement by that date, the Company continued to meet the other continued listing criteria for the Nasdaq Small Cap Market and have been granted by Nasdaq an additional six-month period, until March 27, 2006, to achieve the minimum bid price requirement.

10.  Management's Plan

     Historically,   the  Company  has  experienced  significant  recurring  net operating losses as well as negative cash flows from operations. The Company's main source of liquidity has been equity financing, which was used to fund historical losses from operating activities. Based on the Company's current cash position of approximately $1.6 million, significant cost cutting initiatives, including vendor negotiations with Sprint, BellSouth, Vartec (carriers), DA Colonial (lessor-Tampa facility), staff reductions and indefinite executive pay deferrals, along with current forecasts based on sales growth, the Company believes it has sufficient cash to meet its funding needs for at least the next 12 months. However, there can be no assurances that the Company will be successful in these initiatives or that these initiatives will result in improved financial performance.

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

     Overview

     NetWolves   Corporation   ("NetWolves"  or  the  "Company")  is  a  network
     continuity and security provider that offers high-performance network security solutions coupled with robust network management and communication services. The Company designs, develops, assembles and sells Internet infrastructure security platforms, coupled with network based management services, designed to significantly reduce the up-front and ongoing costs associated with small, medium and remote offices' global Internet access. NetWolves' patent pending system technology enables organizations to obtain their short, middle and long term IT and e-business initiatives through the deployment of our plug `n' play perimeter office security platform, coupled with our secure remote monitoring and management ("SRM2 TM") system. Additionally, NetWolves' advanced, centralized, reporting module offers the ability for corporate executives to view, via the Internet, both statistical and performance based metrics for their global network.

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

     Income taxes

     As part of the process of preparing our consolidated financial statements we are required to prepare our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have fully reserved our deferred tax assets at December 31, 2005 and June 30, 2005. If expectations for future performance, the timing of deductibility of expenses, or tax statutes change in the future, we could decide to adjust the valuation allowance, which may increase or decrease income tax expense.

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

     Six months ended December 31, 2005 and 2004

     Revenue

     Revenue decreased to $11.6 million for the six months ended December 31, 2005, compared to $ 13.5 million for the same period in the prior year. The decrease in revenue is primarily attributable to a decrease in Voice Services segment and the Equipment and Consulting segment of approximately $2.2 million and $0.3 million respectively. This was partially offset by an increase in revenue in the MSC segment of approximately $0.6 million. The decrease in the Voice Services segment was attributable to the loss of two customers resulting in attrition of approximately $1.4 million partially offset by growth from new customers and purchased customer lists totaling approximately $0.2 million. The decrease in the Equipment and Consulting segment of approximately $0.2 is the result of limited product sales as the Company has elected to focus primarily on MSC growth. The increase in the MSC segment is primarily attributable to new customer growth of $0.5 million and purchased customer lists of $0.1 million, partially offset by customer attrition of $0.2 million. As of December 31, 2005, Swift Transportation accounted for 12% of overall revenues as compared to 27% in the same period in the prior year. The contract with Swift terminated effective June 30, 2005.

     Cost of revenue and gross profit

     Cost of revenue decreased to $7.5 million for the six months ended December 31, 2005 compared to $8.4 million for the same period in the prior year. Cost of revenue within the MSC segment increased to $2.7 million or 36% profit margin, compared to $2.3 million, or 38% profit margin for the same period in the prior year. The decreased profit margin is primarily attributable to non-recurring charges in the current period as well as credits received from vendors in the prior period. Cost of revenue within the Voice Services segment decreased to $ 4.8 million or 35% profit margin compared to $6.0 million or 38% profit margin for the same period in the prior year. This decreased profit margin is primarily attributable to customer attrition in the current period. Cost of revenue within the Equipment and Consulting segment had a non-material impact on gross profit.

     Overall gross profit was 35.4% for the six months ended December 31, 2005, compared to 38% for the same period in the prior year. The decrease in profit margin of our services and products are attributable to one time charges and the cost associated with the loss of Swift Transportation.

     General and administrative

     General and administrative expenses were $3.1 million and $3.5 million for the six months ended December 31, 2005 and 2004 respectively. The decrease in general and administrative expenses were due to an increase in payroll of $0.1 million, a decrease in consulting expense of $0.5 million and an increase in professional fees of $0.2 million, an increase of bad debt of $0.1 million, a decrease in depreciation and amortization of $0.1 million and the net effect of cost reductions of approximately $0.2 million from the prior period.

     Engineering and development

     Engineering and development expenses decreased to $0.3 million for the six months ended December 31, 2005, compared to $0.5 million for the same period in the prior year. The decrease in engineering and development expenses were primarily attributable to staff reductions of approximately $0.2 million.

     Sales and marketing

     Sales and marketing expenses increased to $ 3.0 million for the six months ended December 31, 2005, compared to $2.2 million for the same period in the prior year. The increase in sales and marketing expenses was primarily the result of an increase in the number of sales and sales support personnel and associated travel and entertainment, which resulted in increased salary of $0.3 million as well as compensation for consultants which increased $0.04 million compared to the same period in the prior year and an increase in non cash expenses. We have made a significant investment in the sales force, which we anticipate will continue to have positive impact in future periods.

     Other income (expenses)

     Other income (expenses) increased to $0.4 million for the six months ended December 31, 2005 compared to $.006 million for the same period in the prior year. The increase was primarily attributable to $0.1 million of gain on the reduction in short and long term notes payable associated with the acquisition of the ECCI customer list (see Note 4 to the consolidated financial statements) and reduction in accrued expenses in the amount of $0.3 million.


     Three months ended December 31, 2005 and 2004

          Revenue

     Revenue decreased to $5.6 million for the three months ended December 31, 2005, compared to $6.5 million for the same period in the prior year. The decrease in revenue is attributable to our Voice Services segment where revenue decreased $1.1 million, offset by an increase of approximately $0.3 million in our Managed Services segment and a decrease of approximately $.1 million in our Equipment and Consulting segment. The increase in Managed Services is attributable to new customer growth totaling approximately $0.2 million and new sales within our existing customer base totaling approximately $0.1 million.

          Cost of revenue and gross profit margin

     Cost of revenue decreased to $3.6 million for the three months ended December 31, 2005, compared to $4 million for the same period in the prior year. Cost of revenue within the MSC segment increased to $1.2 million or 38% profit margin, compared to 32% profit margin for the same period in the prior year. The improved profit margin is primarily attributable to our sale of more profitable MSC services. Cost of revenue within the Voice Services segment decreased to $2.4 million or 31% profit margin compared to $2.8 million or 38% profit margin for the same period in the prior year. Cost of revenue within the Equipment and Consulting segment had a non-material impact on gross profit.

     Overall gross profit margin was 34% for the three months ended December 31, 2005, compared to 37% for the same period in the prior year.

          General and administrative

     General and administrative expenses decreased to $1.3 million for the three months ended December 31, 2005, compared to $1.9 million for the same period in the prior year. The decrease was the result of significant cost cutting initiatives.

          Engineering and development

     Engineering and development expenses decreased to $0.1 million for the three months ended December 31, 2005, compared to $0.2 million for the same period in the prior year. The decrease in engineering and development expenses were primarily attributable to staff reductions of approximately $0.1 million.

          Sales and marketing

     Sales and marketing expenses increased to $1.7 million for the three months ended December 31, 2005, compared to $1.2 million for the same period in the prior year. The increase was primarily the result of an increase in the number of sales personnel, which resulted in increased salary, exclusive of benefits and indirect cost.

     Liquidity and Capital Resources

     Our operating activities used cash of approximately $1.8 million during the six months ended December 31, 2005, as compared to providing approximately $0.6 million for the same period in the prior year. Cash used in operations for the six months ended December 31, 2005 was primarily attributable to a net loss of approximately $1.9 million, an increase in accounts payable of approximately $0.5 million, an increase in deferred revenue of approximately $0.2 million and other income of approximately $0.1 million, partially offset by non-cash charges for depreciation and amortization, equity compensation and bad debt expense of approximately $0.5 million, $0.1 million and $0.3 million, respectively. Additionally, accounts receivable, prepaid expenses and inventory decreased by $0.1, respectively. Cash used in operations for the six months ended December 31, 2004 was primarily attributable to an increase in other income of approximately $0.4 million, $0.1 million and $0.3 million, respectively. Additionally, accounts receivable, prepaid expenses and inventory decreased by $0.1, respectively. Cash used in operations for the six months ended December 31, 2004 was primarily attributable to an increase in other income of approximately $0.4 million, partially offset by non-cash charges for depreciation and amortization, equity compensation and bad debt expense of approximately $0.5 million, $0.7 million and $0.3 million, respectively.

     Our investing activities used approximately $ 0.1 million for the six months ended December 31, 2005 as compared to using $0.5 million for the same period in the prior year. Cash used in investing activities was primarily attributable to payments on customer lists previously acquired in the amount of $100,000 and purchases of property and equipment in the amount of approximately $0.03 million. Cash used by investing activities for the six months ended December 30, 2004, was primarily attributable to the purchases of customer contracts.

     Our financing activities provided approximately $0.2 million for the six months ended December 30, 2005. Cash provided by financing activities was primarily attributable to an advance from a shareholder. Cash used by financing activities for the 6 months ended December 31, 2004 was attributable to NASDAQ listing fees.

     Summary

     Historically,   the  Company  has  experienced  significant  recurring  net operating losses as well as negative cash flows from operations. The Company's main source of liquidity has been equity financing, which was used to fund historical losses from operating activities. Based on the Company's current cash position of approximately $1.6 million, significant cost cutting initiatives, including vendor negotiations with Sprint, BellSouth, Vartec (carriers), DA Colonial (lessor-Tampa facility), staff reductions and indefinite executive pay deferrals, along with current forecasts based on sales growth, the Company believes it has sufficient cash to meet its funding needs for at least the next 12 months. However, there can be no assurances that the Company will be successful in these initiatives or that these initiatives will result in improved financial performance.

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




                          BY:      NETWOLVES CORPORATION





                                  /s/ Walter M. Groteke
                                  ------------------------
                                  Walter M. Groteke
                                  Chairman of the Board and President




                                  /s/ Peter C. Castle
                                  ------------------------
                                  Peter C. Castle
                                  Secretary and Treasurer
                                  Principal Financial Officer and
                                  Principal Accounting Officer








Date: February 21, 2006