Form 10QSB
period 2006-03-31
NETWOLVES CORP
filed 2006-05-19
CIK 1084103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006
                                                 --------------

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

         TITLE OF CLASS                        NUMBER OF SHARES OUTSTANDING ON
---------------------------
Common Stock, $.0033 par value                          March 31, 2006

                                                          32,433,677
                                                          ----------

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                          FORM 10-QSB - March 31, 2006




                                      INDEX


PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

      CONDENSED CONSOLIDATED BALANCE SHEETS
           March 31, 2006 (unaudited) and June 30, 2005 .................................................   1 - 2

      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS For the three and nine months ended March 31, 2006 (unaudited)
             and March 31, 2005 (unaudited) .............................................................   3 - 4

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the nine months ended
           March 31, 2006 (unaudited)
             and March 31, 2005 (unaudited) .............................................................   5 - 6

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ..............................................   7 - 16

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                 OF OPERATION ...........................................................................  17 - 23

      ITEM 3 - CONTROLS AND PROCEDURES ..................................................................     24


PART II - OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS .........................................................................    25

      ITEM 2 - CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES ............    25

      ITEM 3 - DEFAULTS UPON SENIOR SECURITIES ...........................................................    25

      ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......................................    25

      ITEM 5 - OTHER INFORMATION .........................................................................    26

      ITEM 6 - EXHIBITS...................................................................................    26

SIGNATURES       .........................................................................................    27

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                        March 31,             June 30,
                                                                                          2006                  2005
                                                                                  -------------------       ------------
                                                                                       (Unaudited)
ASSETS
Current assets
     Cash and cash equivalents                                                        $   1,357,534          $ 3,325,318

     Restricted cash                                                                              -               25,958
     Accounts receivable, net of allowance of $515,317  at
        March 31, 2006 and June 30, 2005                                                  4,184,661            4,206,658
     Inventories                                                                            406,356              468,705
     Prepaid expenses                                                                       429,155              354,637
                                                                                       ------------          -----------

               Total current assets                                                       6,377,706            8,381,276

Property and equipment, net                                                                 173,178              245,474

Identifiable intangible assets, net                                                       1,380,417            2,625,537
Goodwill and other indefinite lived intangible assets                                     3,791,072            3,783,687

Other assets                                                                                 84,813               72,296
                                                                                       ------------         ------------

               Total assets                                                            $ 11,807,186         $ 15,108,270
                                                                                       ============         ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

(Continued)

                                                                                        March 31,          June 30,
                                                                                          2006               2005
                                                                                      -----------         -----------
                                                                                      (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued expenses                                             $ 5,916,054         $ 6,808,695
    Deferred revenue                                                                      597,483             692,930
    Current maturities of long term debt                                                  100,000             300,000
                                                                                      -----------         -----------

       Total current liabilities                                                        6,613,537           7,801,625

Long term debt, net of current maturities                                                 453,750             750,000
                                                                                      -----------         -----------
         Total liabilities                                                              7,067,287           8,551,625
                                                                                      -----------         -----------

Shareholders' equity
    Series A convertible preferred stock, $.0033 par value; $5,525,550 liquidation preference; 1,000,000 shares authorized; 178,186 and 160,719 shares issued and outstanding on March 31, 2006 and June 30,
      2005, respectively                                                                2,092,885           1,830,979

    Series B convertible preferred stock, $.0033 par value; $5,778,048 liquidation preference; 500,000 shares authorized; 187,404 and 207,219 shares issued and outstanding on March 31, 2006 and June 30,
      2005                                                                              2,502,909           2,729,977

    Series C convertible preferred stock, $.0033 par value; $505,426 liquidation preference; 100,000 shares authorized; 11,690 and 16,028 shares issued and outstanding on March 31, 2006 and June 30, 2005,
      respectively                                                                        129,041             365,269

    Preferred stock, $.0033 par value; 400,000 shares authorized; no shares
      issued and outstanding on March 31, 2006 and June 30, 2005                                -                   -

    Common stock, $.0033 par value; 65,000,000 authorized; 32,433,677 and
      29,824,205 shares issued and outstanding on March 31, 2006 and June
      30, 2005, respectively                                                              107,032              98,420
     Additional paid-in capital                                                        79,774,396          79,080,423
     Unamortized value of equity compensation                                                   -             (43,000)
     Accumulated deficit                                                             (79,866,364)         (77,505,423)
                                                                                      -----------         -----------

       Total shareholders' equity                                                      4,739,899            6,556,645
                                                                                      -----------         -----------

                                                                                     $ 11,807,186         $15,108,270
                                                                                     ============         ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               For the three months ended                   For the nine months ended
                                                       March 31,                                     March 31,
                                             --------------------------------           -----------------------------------

                                                2006                 2005                   2005                   2006
                                             -----------          -----------           ------------           ------------
 Revenue
    Voice services                           $ 3,391,546          $ 4,866,499           $ 10,761,628           $ 14,453,347
    Managed service charges                    1,867,451            1,819,712              6,072,458              5,444,572
    Equipment and consulting                      52,679               45,990                 73,723                364,079
                                             -----------          -----------           ------------           ------------
                                               5,311,676            6,732,201             16,907,809             20,261,998
                                             -----------          -----------           ------------           ------------

 Cost of revenue
    Voice services                             2,497,298            3,065,997              7,301,754              9,036,375
    Managed service charges                    1,009,146            1,231,493              3,695,306              3,495,542
    Equipment and consulting                           -               25,581                    175                173,176
                                             -----------          -----------           ------------           ------------
                                               3,506,444            4,323,071             10,997,235             12,705,093
                                             -----------          -----------           ------------           ------------

 Gross profit                                  1,805,232           2,409,130               5,910,574              7,556,905
                                             -----------          -----------           ------------           ------------

Operating expenses
    General and administrative                 1,136,315            1,699,365              4,242,382              5,156,175
    Engineering and development                  107,119              230,437                439,918                704,839
    Sales and marketing                        1,051,983            1,231,339              4,026,958              3,389,200
                                             -----------          -----------           ------------           ------------

                                               2,295,417            3,161,141              8,709,258              9,250,214
                                             -----------          -----------           ------------           ------------

 Loss before other income  (expense)           (490,185)            (752,011)            (2,798,684)            (1,693,309)
                                             -----------          -----------           ------------           ------------
 Other income (expense)

    Other income                                      -                    -                419,200                      -
    Investment income                                 -               15,026                      -                 23,317
    Interest income (expense)                    34,006               (6,004)                54,360                 (8,000)
                                             -----------          -----------           ------------           ------------
                                                 34,006                9,022                473,560                 15,317
                                             -----------          -----------           ------------           ------------
Loss before income taxes                       (456,179)            (742,989)            (2,325,124)            (1,677,992)

Provision for income taxes                      (30,387)                   -                (35,817)                     -
                                             -----------          -----------           ------------           ------------

 Net loss                                    $ (486,566)          $ (742,989)           $(2,360,941)           $(1,677,992)
                                             ==========           ==========            ===========            ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


 (Continued)                                           For the three months ended         For the nine months ended
                                                                 March 31,                       March 31,
                                                   ----------------------------------  ----------------------------------

                                                          2006              2005            2006              2005
                                                   ----------------  ----------------  ---------------  -----------------

 Net loss                                               $ (486,566)       $ (742,989)   $ (2,360,941)      $ (1,677,992)
                                                        ===========       ===========   ============       =============

    Dividends and beneficial conversion on
       convertible preferred stock                        (145,278)         (202,597)       (509,024)          (893,422)
                                                        -----------       -----------   -------------      ------------

Net loss attributable to common   shareholders          $ (631,844)        $(945,586)   $ (2,869,965)      $ (2,571,414)
                                                        ===========       ===========   ============       =============


Basic and diluted net loss per share                      $  (0.02)        $   (0.04)   $      (0.09)       $     (0.11)
                                                        ===========       ===========   ============       =============

 Weighted average common shares
    outstanding, basic and diluted                      31,774,479        24,356,508      30,587,875         23,978,139
                                                        ===========       ===========   ============       =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     For the nine months ended
                                                                                            March 31,
                                                                              ----------------------------------------

                                                                                     2006                  2005
                                                                              -------------------   ------------------
Cash flows from operating activities
     Net loss                                                                     $ (2,360,941)         $ (1,677,992)
     Adjustments to reconcile net loss to net cash used in provided by operating activities
            Depreciation                                                               101,998               154,002
           Amortization                                                                565,120               692,097
           Bad debt expense                                                            264,872               155,635
           Non-cash charge to operations with respect to
                stock and warrants issued for services and amortization
           of previously issued warrants                                                87,652               297,865
           Other income                                                              (424,166)                     -
           Loss on disposal of property and equipment                                    1,790                16,452

     Changes in operating assets and liabilities
       Restricted cash                                                                  25,958                  (184)
       Accounts receivable                                                            (242,875)             (911,683)
       Inventories                                                                      62,349              (438,119)
       Prepaid expenses                                                                (74,518)             (210,140)
       Other current assets                                                            (12,517)               12,674
         Accounts payable and accrued expenses                                        (315,198)             (135,793)
       Accrued losses of discontinued operations                                             -               (87,595)
       Deferred revenue                                                                (95,447)              312,585
                                                                              -------------------   ------------------

         Net cash used by operating activities                                      (2,415,923)           (1,820,196)
                                                                              -------------------   ------------------

Cash flows from investing activities
     Payment on existing customer list                                                (100,000)                    -
     Patent costs paid                                                                  (7,385)               (6,883)
     Payment to purchase customer contracts                                                  -              (500,000)
     Payments for security deposits                                                          -                (4,795)
     Purchases of property and equipment                                               (31,492)              (56,856)
                                                                              -------------------   ------------------

       Net cash used in investing activities                                       $  (138,877)          $  (568,534)
                                                                              -------------------   ------------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(Continued)

                                                                                     For the nine months ended
                                                                                            March 31,
                                                                              ----------------------------------------

                                                                                     2006                  2005
                                                                              -------------------   ------------------
Cash flows from financing activities
     NASDAQ listing fees                                                          $   (30,184)         $   (27,579)
     Proceeds from securities purchase agreement                                      425,000                    -
     Cost associated with securities purchase agreement                               (17,800)                   -
     Advance from shareholder                                                         210,000                    -
                                                                              -------------------   ------------------

       Net cash provided by (used in) in financing activities                         587,016              (27,579)
                                                                              -------------------   ------------------

Net decrease in cash and cash equivalents                                          (1,967,784)          (2,416,309)

Cash and cash equivalents, beginning of period                                      3,325,318            5,439,345
                                                                              -------------------   ------------------

Cash and cash equivalents, end of period                                          $ 1,357,534          $ 3,023,036
                                                                              ===================   ==================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES

Note payable                                                                      $         -          $   800,000
                                                                              ===================   ==================

Warrant issued related to acquisition of customer list                            $         -          $   175,000
                                                                              ===================   ==================

Acquired receivables related to acquisition of customer list                      $         -          $    30,723
                                                                              ===================   ==================

Dividends accrued on convertible preferred stock                                  $   509,024          $   702,617
                                                                              ===================   ==================

Dividends paid-in-kind on convertible preferred stock                             $   782,301          $ 2,002,843
                                                                              ===================   ==================

Purchase price adjustment-reduction of long term debt and customer list           $   800,000          $         -
                                                                              ===================   ==================

Conversions of preferred stock to common stock                                    $   983,691          $         -
                                                                              ===================   ==================

Issuance of common stock for consulting services                                  $    50,250          $         -
                                                                              ===================   ==================

Conversion of debt to common stock                                                $   210,000          $         -
                                                                              ===================   ==================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                    NINE MONTHS ENDED MARCH 31, 2006 AND 2005


1    Interim financial information

     The summary financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. These financial statements, including the condensed consolidated balance sheet as of June 30, 2005, which has been derived from audited financial statements, are presented in accordance with the requirements of Form 10-QSB and consequently may not include all disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-KSB. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005. The results of operations for the nine months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

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

     Basic and diluted net loss per share

     The diluted loss per share does not include the impact of potential shares to be issued upon exercise of convertible preferred stock, options and warrants aggregating approximately 22.0 million and 22.5 million at March 31, 2006 and 2005, respectively, because the Company had a net loss attributable to common shareholders and, therefore, the effect would be antidilutive.

     Inventories

     Inventories consist of raw materials and finished goods. Inventories are valued at the lower of cost or net realizable value using the first-in, first-out method. Additionally, raw material and finished goods amounted to $ 241,120 and $165,236, respectively, at March 31, 2006 and $274,775 and
     $193,930, respectively, at June 30, 2005.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                    NINE MONTHS ENDED MARCH 31, 2006 AND 2005

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

     If the Company had elected to recognize compensation expense based upon the fair value at the date of grant consistent with the methodology prescribed by SFAS 123 and SFAS 148, the effect on the Company's net loss and net loss per share would be as follows:

                                                    For the three months                     For the nine months
                                                       ended March 31,                          ended March 31,
                                           ---------------------------------------  --------------------------------------
                                                   2006                2005                 2006                 2005
                                           ------------------  -------------------  -------------------  -----------------
   Net loss attributable to common
     shareholders, as reported                    $ (631,844)          $ (945,586)        $ (2,869,965)       $(2,571,414)

   Add:  Total stock-based employee
     compensation expense included in
     reported net income (loss), net of
     related tax effects

   Deduct:  Total stock-based employee
     compensation expense determined
     under fair value based method for
     all awards, net of related tax

     effects                                         (96,423)             (78,660)            (289,269)          (326,018)
                                                   ----------         ------------        -------------       ------------

   Pro forma net loss attributable to              $(728,267)         $(1,024,246)        $ (3,159,234)       $(2,897,432)
                                                   ==========         ============        =============       ============
   common shareholders

   Basic and diluted net loss per share
            As reported                             $  (0.02)           $    (.04)              $(0.09)            $ (.11)
            Pro forma                               $  (0.02)           $    (.04)              $(0.10)            $ (.12)

                    NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                    NINE MONTHS ENDED MARCH 31, 2006 AND 2005


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

     In March 2005, the FASB issued final guidance that clarifies how companies should account for "conditional" asset retirement obligations. FASB
     Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ("FIN 47", deals with obligations to perform asset retirement activities in which the timing and/or method of settlement are conditional on a future event. In implementing the new guidance, which must be adopted by calendar year enterprises by December 31, 2005, a Company will need to identify its conditional asset retirement obligations and determine whether it can reasonable estimate the fair value of each obligation. If the Company can reasonably estimate the fair value of an obligation; it will need to recognize a liability for that obligation. The Company does not expect the adoption of FIN 47 to have a material impact on its condensed consolidated financial statements.

     In May 2005,  the FASB issued SFAS No.  154,  Accounting  Changes and Error
     Corrections. SFAS No. 154 established new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS 154 supercedes Accounting Principles Bulletin (APB) Opinion 2, Accounting for Changes and SFAS No. 3, Reporting Accounting Changes in interim Financial Statements, though it carries forward the guidance of those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity and error corrections. This statement is effective for accounting changes and error corrections made in years beginning after

                    NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                    NINE MONTHS ENDED MARCH 31, 2006 AND 2005


     Summary of recent accounting pronouncements - Continued

     December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its condensed consolidated financial statements.

     In June 2005, the EITF reached consensus on Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements" ("EITF 05-6"). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for reporting periods beginning after June 29,2005. The adoption of EITF 05-6 did not have a material impact on the Company's condensed consolidated financial position or results of operations.

     In September 2005, the FASB ratified the EITF's Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues" ("EITF 05-7"), which addresses whether a modification to a conversion option that changes its fair value effects the recognition of interest expense for associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt. The statement will be effective for accounting modifications of debt instrument beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF 05-7 did not have a material impact on the Company's condensed consolidated financial position or results of operations.

     In September 2005, the FASB ratified the EITF's Issue No.05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature" ("EITF 05-8"), which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in the stockholder's equity for book purposes, but as a liability for income tax purposes) and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, "Accounting for Income Taxes." The statement will be effective for accounting modifications of debt instrument beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF 05-8 did not have a material impact on the Company's condensed consolidated financial position or results of operations.

     In November 2005, the FASB issued Staff Position No. FAS 123 ( R )-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards," FAS 123( R ) provides that companies may elect to use a specified alternative method to calculate the historical pool of excess tax benefits available to absorb tax deficiencies recognized upon adoption of SFAS No. 123 ( R ). The option to use the alternative method is available regardless of whether SFAS No. 123 ( R ) was adopted using the modified prospective or modified retrospective application transition method, and whether it has the ability to calculate its pool of excess tax benefits in accordance with the guidance in paragraph 81 of SFAS No. 123 ( R ). This method only applies to awards that are fully vested and outstanding upon adoption of SFAS No. 123 ( R ). FAS 123 ( R )-3 became effective after November 10, 2005. The adoption of EITF 05-8 did not have a material impact on the Company's condensed consolidated financial position or results of operations.

     In June 2005, the Emerging Issues Task Force ("EITF") issued EITF 05-2, "The Meaning of Conventional Convertible Debt Instrument in Issue No. 00-19". EITF 05-2 retained the definition of a conventional convertible

                    NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                    NINE MONTHS ENDED MARCH 31, 2006 AND 2005



     Summary of recent accounting pronouncements - Continued

     debt instrument as set forth in EITF 00-19, and which is used in determining certain exemptions to the accounting treatments prescribed under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". EITF 05-2 also clarified that certain contingencies related to the exercise of a conversion option would not be outside the definition of "conventional" and determined that convertible preferred stock with a mandatory redemption date would also qualify for similar exemptions if the economic characteristics of the preferred stock are more akin to debt than equity. EITF 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company adopted the provisions of EITF 05-2 on July 1, 2005, which did not have a material effect on the Company's condensed consolidated financial position or results of operations.

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" an amendment to SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006 with early adoption permitted. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its condensed consolidated financial statements.

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" - an amendment of SFAS No. 140. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This statement should be adopted as of the beginning of its first fiscal year that begins after September 15,2006 with early adoption permitted. The Company does not expect the adoption of SFAS No. 156 to have a material impact on its condensed consolidated financial statements.

     Accounts payable and accrued expenses

     Accounts payable and accrued expenses consist of the following:

                                                                               March 31,             June 30,
                                                                                 2006                 2005
                                                                          -----------------     ------------------
              Trade accounts payable and other accrued operating
                 expenses                                                      $ 4,048,467        $  4,463,057
              Sales, excise and universal services charges payable                 817,496           1,190,545
              Dividends and registration penalties payable                         248,578             520,068
              Compensated absences                                                 312,394             361,506
              Other current liabilities                                            387,494             143,907
              Bonuses and commissions payable                                       84,360             112,556
              Accrued taxes                                                         17,265               8,379
              Accrued losses of discontinued operations                                  -               8,677
                                                                              ------------        ------------
                                                                              $  5,916,054        $  6,808,695
                                                                              ============        ============

                    NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                    NINE MONTHS ENDED MARCH 31, 2006 AND 2005


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

     In April 2005, the Company acquired a customer list and entered into a non-compete for $200,000 and $200,000 respectively. The customer list has an estimated useful of 5 years and the non-compete will be amortized over 27 months. The Company made cash payment of $150,000 with three additional annual payments commencing July 31, 2005 in the amounts of $100,000, $100,000 and $50,000. The Company has made the first annual payment in the amount of $100,000.

5    Related party transactions

     During the nine months ended March 31, 2006, the Company paid approximately $ 95,520 for legal services to law firms in which an employee/stockholder is affiliated.

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

                    NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                    NINE MONTHS ENDED MARCH 31, 2006 AND 2005


6    Securities Purchase Agreement and Shareholders' equity

     Preferred stock
     ---------------

     On July 1, 2005 stock dividends totaling 22,162 shares were paid in Series A Preferred Stock to Series A Preferred Stock investors representing accrued dividends through June 30, 2005

     During the quarter ended March 31, 2006, stock dividends totaling 22,493 shares were paid in Series B Preferred Stock to Series B investors representing accrued dividends through January 31, 2006.

     For the nine months ended March 31, 2006, investors converted 4,695 shares of Series A Preferred Stock, 42,308 shares of Series B Preferred Stock and 4,338 shares of Series C Preferred Stock resulting in issuances of 1,194,472 shares of common stock.

     During December 2005, the Company entered into an agreement with a consultant. In return for services, the Company issued 75,000 shares with a value of $30,000 of the Company's common stock.

     During January 2006, the Company entered into an agreement with a consultant. In return for services, the Company issued 75,000 shares with a value of $20,250 of the Company's common stock.

     Dividends on the Series A, B and C Preferred Stock accrue at a rate of 12%, 12% and 9% per annum, respectively. Aggregate dividends accrued for three and nine months ended March 31, 2006 were $145,278 and $509,024, respectively.

     Securities purchase agreement
     -----------------------------

     During March 2006, the Company entered into a securities purchase agreement whereas the Company sold 18% senior secured promissory notes in the principal amount of up to $950,000 and up to 1,000,000 shares of the Company's common stock, $ 0.0033 par value per share at a price of $0.05 per share or 100 shares for each $95.00 of principal amount of notes sold. On March 21, 2006 the Company issued $403,750 principal amount of senior secured notes. The notes bear interest at the rate of 18% and provide for a maturity date thirteen months from the closing date. The notes also contain subjective acceleration clauses. Management believes that the likelihood of acceleration is remote. As a result of this debt financing agreement the Company issued 425,000 shares of the Company's common stock for $21,250 with registration rights during the quarter ended March 31, 2006.

7    Segment information
     -------------------

     The Company reports segments in accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company and its subsidiaries operate in three separate business segments:
     Voice Services, Managed Service Charges and Equipment and Consulting.

     The Voice Services segment, which operates worldwide, provides voice services including switched and dedicated outbound, switched and dedicated toll-free inbound, dedicated T1 access loops, calling and debit cards, and

                    NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                    NINE MONTHS ENDED MARCH 31, 2006 AND 2005


     Segment information - continued

     conference calling. The Managed Services Charges segment, which operates worldwide, provides network and security technology and a variety of recurring managed data services. The Equipment and Consulting segment, which operates worldwide, delivers networking and security equipment and software as well as provides consulting services on an as needed basis for certain existing and/or future customers.

                                                    For the three months ended          For the nine months ended
                                                             March 31,                          March 31,
                                                 --------------------------------   -----------------------------------
                                                       2006              2005             2006              2005
                                                 ---------------  ---------------   ---------------  ------------------
         Revenue
              Voice Services                         $ 3,391,546       $ 4,866,499     $ 10,761,628      $ 14,453,347
              Managed Service Charges                  1,867,451         1,819,712        6,072,458         5,444,572
              Equipment and Consulting                    52,679            45,990           73,723           364,079
                                                 ---------------  ----------------  ---------------  ------------------
                  Total                                5,311,676         6,732,201       16,907,809        20,261,998
                                                 ===============  ================  ===============  ==================

              Cost of revenue
              Voice Services                           2,497,298         3,065,997        7,301,754         9,036,375
              Managed Service Charges                  1,009,146         1,231,493        3,695,306         3,495,542
              Equipment and Consulting                         -            25,581              175           173,176
                                                 ---------------  ----------------  ---------------  ------------------
                  Total                                3,506,444         4,323,071       10,997,235        12,705,093
                                                 ===============  ================  ===============  ==================


         Operating income (loss)
              Voice Services                           (313,718)       $ (318,013)    $ (1,791,158)      $  (678,640)
              Managed Service Charges                  (176,467)         (319,168)      (1,007,526)         (699,604)
              Equipment and Consulting                        -          (114,830)               -          (315,065)
                                                 ---------------  ----------------  ---------------  ------------------
                  Total                                (490,185)       $ (752,011)    $ (2,798,684)      $(1,693,309)
                                                 ===============  ================  ===============  ==================

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

8.   Major Customer/Significant Agreements

     The Company had one major customer which accounted for approximately 8% and 27% of consolidated revenue for the nine months ended March 31, 2006 and March 31, 2005, respectively. The agreement with this customer terminated on June 30, 2005. Additionally, the Equipment and Consulting segment was dependent upon one customer, who accounted for 17% of the segment's revenues for the nine months ended March 31, 2005.

                    NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                    NINE MONTHS ENDED MARCH 31, 2006 AND 2005

     Major Customer/Significant Agreements - Continued

     The Company made purchases from two data and voice service providers included within Managed Service Charges and Voice Services segment that aggregated approximately 64% and 70% and 80% and 70% of the total cost of revenue for the nine months ended March 31,2006 and March 31, 2005, respectively.

     The Company has two agreements with Sprint Communications Company L.P. ("Sprint") to supply telecommunication services to the Company. The agreement for switched services has a term of 28 months and the agreement for the data and private line services has a term of 24 months. The Company currently has a commitment to purchase a minimum of telecommunication services monthly from Sprint, which expires November 2008. The remaining minimum monthly commitment is as follows:

                                                       Monthly
         Months                                      Commitment
         ------                                      ----------
         41 - 52 (November 2006)                     $  550,000
         53 - 64 (November 2007)                        650,000
         65 - 76 (November 2008)                        750,000

9.   Trading Market for the Company's Securities

     On March 31, 2005, Nasdaq informed the Company that its common stock would be de-listed if it did not comply with Nasdaq's minimum bid price requirement by September 27, 2005. In order to comply, the closing bid price of its common stock had to equal or exceed $1.00 per share for at least ten consecutive trading days prior to that date. While the Company did not comply with this requirement by that date, the Company continued to meet the other continued listing criteria for the Nasdaq Small Cap Market and was granted by Nasdaq an additional six-month period, until March 27, 2006, to achieve the minimum bid price requirement

     By letter dated March 28, 2006, the Company received written notification from Nasdaq that it has failed to comply with the minimum bid price requirement for continued listing set forth in Marketplace Rule 4310(c)(8)(D) and that its securities are, therefore, subject to delisting from the Nasdaq Capital Market. The Company requested a hearing before a Nasdaq Listing Qualifications Panel to review the staff determination which was held on April 27, 2006.

     Effective May 16, 2006 the Company's securities will no longer be listed on the Nasdaq Small Cap Market. The decision follows the denial of its appeal of the Nasdaq proposed delisting of its securities since it no longer met the $1 minimum bid price required for continued listing, even though NetWolves met all other Nasdaq listing criteria. The Company has enlisted the services of an NASD member firm to file a Form 211 with the Over-the-Counter Bulletin Board (OTCBB) and, pending approval, anticipates trading on the OTCBB shortly under the proposed symbol WOLVBB. The Company's securities continue to be traded on the NASD Pink Sheets under the symbol WOLV.

                    NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                    NINE MONTHS ENDED MARCH 31, 2006 AND 2005

10.  Management's Plan

     Historically,   the  Company  has  experienced  significant  recurring  net operating losses as well as negative cash flows from operations. The Company's main source of liquidity has been equity and debt financing, which was used to fund historical losses from operating activities. Based on the Company's cash position of approximately $1.4 million, significant cost cutting initiatives, including vendor negotiations with Sprint, BellSouth, Vartec (carriers), DA Colonial (lessor-Tampa facility), staff reductions and indefinite executive pay deferrals, along with current forecasts based on sales growth and debt financing, the Company believes it has sufficient cash to meet its funding needs for at least the next 12 months. However, there can be no assurances that the Company will be successful in these initiatives or that these initiatives will result in improved financial performance.

11.  Subsequent Event

     On April 24, 2006, the Company's subsidiary NetWolves ECCI Corp (the "Subsidiary") filed an action in the Florida Circuit Court, Hillsborough County against Education Communications Consortia Inc. ("ECCI"). The action arises from ECCI's breach of the October 1, 2004 Asset Purchase Agreement between the partners (the "Agreement") by failing to pay $70,273 pursuant to a reconciliation of billings, receivable and costs in accordance with the terms of the Agreement.

     On April 27, 2006, ECCI served the Company and Subsidiary with an action in the Circuit Court of Kanawha County, West Virginia, alleging, inter alia, that the Subsidiary had failed to pay the $200,000 first installment of a promissory note ("the Note") and has anticipatorily breached payment of the remaining balance. As a consequence, ECCI alleges that the entire $800,000 note, together with interest and costs, is joints and severally due and payable by Buyer and by the Company, as guarantor. ECCI asserts additional claims against the Company in the aggregate sum of approximately $81,000 based on alleged reimbursable costs incurred by ECCI.

     The Company and Subsidiary believe that ECCI's action is without merit and therefore no accrual has been made. Among other things, it is the Company's position that the Agreement provided as a condition precedent to any installment payment that ECCI achieve annual gross revenue of at least $2,000,000; and that ECCI failed to achieve this amount.

     In May 2006, the Company entered into an additional securities purchase agreement wherein the Company sold 18% senior secured promissory notes in the principal amount of $665,000 and 700,000 shares of the Company's common stock, $0.0033 par value per share at a price of $0.05 per share or 100 shares for each $95.00 of principal amount of notes sold. The notes bear interest at the rate of 18% and provide for a maturity date eighteen months from the closing date.

                    NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                    NINE MONTHS ENDED MARCH 31, 2006 AND 2005


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

     We have created an offering of managed products and services that meet the necessary requirements for organizations to move off expensive private data networks while attaining the benefits and flexibility of public data network. Additionally, our proprietary technology provides a high level of security through its integrated approach to management, monitoring and interoperability for small and medium remote enterprise locations

                    NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                    NINE MONTHS ENDED MARCH 31, 2006 AND 2005

     (locations with less than 500 network users). We sell a Managed Services Offering (MSO) that provides complete system solutions to organizations needing cost-effective network security features (firewall, virtual private networking, routing, intrusion detection, content filtering, email, etc.) delivered on low-cost commodity hardware with Internet-based expansion capabilities. Our system technology enables organizations to achieve corporate Information technology (IT) and e-business initiatives through the deployment of easily installable perimeter office security platforms, coupled with our secure remote monitoring and management ("SRM2 TM") system. SRM2 TM provides centralized management capabilities for hundreds or thousands of remote locations without risking networking integrity because it does not require an administrative port on the remote device, which is common network vulnerability. We also provide cost-effective, value-added expansion technologies such as Intelligent Failover, which means that if one circuit for gaining access to information fails, the system would automatically switch to an alternative circuit based upon customer defined parameters.

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

                    NINE MONTHS ENDED MARCH 31, 2006 AND 2005


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

     Income taxes

     As part of the process of preparing our consolidated financial statements we are required to prepare our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have fully reserved our deferred tax assets at March 31, 2006 and June 30, 2005. If expectations for future performance, the timing of deductibility of expenses, or tax statutes change in the future, we could decide to adjust the valuation allowance, which may increase or decrease income tax expense.

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

                    NINE MONTHS ENDED MARCH 31, 2006 AND 2005

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


     Nine months ended March 31, 2006 and 2005

     Revenue

     Revenue decreased to $16.9 million for the nine months ended March 31, 2006, compared to $20.3 million for the same period in the prior year. The decrease in revenue is primarily attributable to a decrease in Voice Services segment and the Equipment and Consulting segment of approximately $3.7 million and $0.3 million, respectively. This was partially offset by an increase in revenue in the MSC segment of approximately $0.6 million. The decrease in the Voice Services segment was attributable to attrition within the customer base of approximately $4.1 million (of which Swift was approximately $3.6 million) partially offset by growth from new customers and purchased customer lists totaling approximately $.5 million. The decrease in the Equipment and Consulting segment of approximately $0.3 is the result of limited product sales as the Company has elected to focus primarily on MSC growth. The increase in the MSC segment is primarily attributable to new customer growth of $1.2 million partially offset by customer attrition of $0.6 million. As of March 31, 2006, Swift Transportation accounted for 8% of overall revenues as compared to 27% in the same period in the prior year. The contract with Swift terminated effective June 30, 2005.


     Cost of revenue and gross profit

     Cost of revenue decreased to $11.0 million for the nine months ended March 31, 2006 compared to $12.7 million for the same period in the prior year. Cost of revenue within the MSC segment increased to $3.7 million or 39% profit margin, compared to $3.5 million, or 36% profit margin for the same period in the prior year. The increased profit margin is primarily the result of sales of our more profitable MSC Services and vendor credits received in the current period. Cost of revenue within the Voice Services segment decreased to $ 7.3 million or 32% profit margin compared to $9.0 million or 37% profit margin for the same period in the prior year. This decreased profit margin is primarily attributable to customer attrition as well as rate concessions in the current period. Cost of revenue within the Equipment and Consulting segment had a non-material impact on gross profit.

     Overall gross profit was 35% for the nine months ended March 31, 2006, compared to 37% for the same period in the prior year. The decrease in profit margin of our services and products are attributable to one time charges and the cost associated with the loss of Swift Transportation.

                    NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                    NINE MONTHS ENDED MARCH 31, 2006 AND 2005

     General and administrative

     General and administrative expenses were $4.2 million and $5.2 million for the nine months ended March 31, 2006 and 2005, respectively. The decrease in general and administrative expenses were due to a decrease in payroll of $0.3 million, a decrease in consulting expense of $0.5 million and an increase in professional fees of $0.3 million, a decrease in depreciation and amortization of $0.1 million and the net effect of cost reductions of approximately $0.4 million from the prior period.

     Engineering and development

     Engineering and development expenses decreased to $0.4 million for the nine months ended March 31, 2006, compared to $0.7 million for the same period in the prior year. The decrease in engineering and development expenses were primarily attributable to staff reductions of approximately $0.2 million.

     Sales and marketing

     Sales and marketing expenses increased to $4.0 million for the nine months ended March 31, 2006, compared to $3.4 million for the same period in the prior year. The increase in sales and marketing expenses was primarily the result of an increase in the number of sales and sales support personnel and associated travel and entertainment, which resulted in a increase of approximately $0.7 million as well as an increase of bad debt of $0.1 million partially offset by a decrease in compensation for consultants of $0.04 and a decrease of customer list and amortization of approximately $0.1 million. We have made a significant investment in the sales force, which we anticipate will continue to have positive impact in future periods.

     Other income (expenses)

     Other income (expenses) increased to $0.5 million for the nine months ended March 31, 2006 compared to $.02 million for the same period in the prior year. The increase was primarily attributable to $0.1 million of gain on the reduction in short and long term notes payable associated with the acquisition of the ECCI customer list (see Note 4 to the consolidated financial statements) and reduction in accrued expenses in the amount of $0.3 million and interest income of approximately $0.05 million.



     Three months ended March 31, 2006 and 2005

     Revenue

     Revenue decreased to approximately $5.3 million for the three months ended March 31, 2006, compared to approximately $6.7 million for the same period in the prior year. The decrease in revenue is attributable to our Voice Services segment where revenue decreased approximately $1.5 million. Swift accounted for no Voice Services revenues in the current period and approximately $1.2 million of Voice Services revenues in the same period in the prior year. Swift accounted for no MSC revenues in the current period and approximately $0.6 million in the same period in the prior year. This attrition was offset by approximately $0.7 million of growth. Equipment and consulting revenue had a non material contribution on the current or prior period.

                    NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                    NINE MONTHS ENDED MARCH 31, 2006 AND 2005

     Cost of revenue and gross profit margin

     Cost of revenue decreased to $3.5 million for the three months ended March 31, 2006, compared to $4.3 million for the same period in the prior year. Cost of revenue within the MSC segment decreased to $1.0 million or 46% profit margin, compared to 32% profit margin for the same period in the prior year. The improved profit margin is primarily the result of sale of our more profitable MSC services and vendor credits in the current period of approximately $0.1 million. Cost of revenue within the Voice Services segment decreased to $2.5 million or 26% profit margin compared to $3.1 million or 37% profit margin for the same period in the prior year as the result of the loss of Swift and competitive pressures on new and existing voice customers. Cost of revenue within the Equipment and Consulting segment had a non-material impact on gross profit.

     Overall gross profit margin was 34% for the three months ended March 31, 2006, compared to 36% for the same period in the prior year. The decreased margin is primarily attributable to the loss of the Switft contract and competitive pressures in the voice services segment.

     General and administrative

     General and administrative expenses decreased to $1.1 million for the three months ended March 31, 2006, compared to $1.7 million for the same period in the prior year. The decrease was the result of staff reductions of approximately $0.2 million, primarily in consulting expenses of approximately $0.1 million and other initiatives of approximately $0.3 million.

     Engineering and development

     Engineering and development expenses decreased to $0.1 million for the three months ended March 31, 2006, compared to $0.2 million for the same period in the prior year. The decrease in engineering and development expenses were primarily attributable to staff reductions of approximately $0.1 million.

     Sales and marketing

     Sales and marketing expenses decreased to $1.1 million for the three months ended March 31, 2006, compared to $1.2 million for the same period in the prior year. The decrease was primarily the result of a decrease in the number of sales personnel, which resulted in decreased salary, exclusive of benefits and indirect cost.

     Liquidity and Capital Resources

     Our operating activities used cash of approximately $2.4 million during the nine months ended March 31, 2006, as compared to using approximately $1.8 million for the same period in the prior year. Cash used in operations for the nine months ended March 31, 2006 was primarily attributable to a net loss of approximately $2.4 million, a decrease in accounts payable of approximately $0.3 million, a decrease in deferred revenue of approximately $0.1 million and other income of approximately $0.4 million, partially offset by non-cash charges for depreciation and amortization, equity compensation and bad debt expense of approximately $0.7 million, $0.1 million and $0.3 million, respectively. Additionally, accounts receivable, prepaid expenses and inventory decreased by $0.3. Cash used in operations for the nine months ended March 31, 2005 was primarily attributable to a decrease in accounts receivable of approximately $0.9 million, partially offset by non-cash charges for depreciation and amortization, equity compensation and bad debt expense of approximately $0.8 million, $0.3 million and $0.2 million, respectively.

     Our investing activities used approximately $ 0.1 million for the nine months ended March 31, 2006 as compared to using $0.6 million for the same

                    NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                    NINE MONTHS ENDED MARCH 31, 2006 AND 2005

     period in the prior year. Cash used in investing activities was primarily attributable to payments on customer lists previously acquired in the amount of $0.1 million and purchases of property and equipment in the amount of approximately $0.03 million. Cash used by investing activities for the nine months ended March 31, 2005, was primarily attributable to the purchases of customer contracts.

     Our financing activities provided approximately $0.6 million for the nine months ended March 31, 2006. Cash provided by financing activities was primarily attributable to an advance from a shareholder and debt financing offset by NASDAQ listing fees and cost associated with debt financing. Cash used by financing activities for the nine months ended March 31, 2005 was attributable to NASDAQ listing fees.

     Summary

     Historically,   the  Company  has  experienced  significant  recurring  net operating losses as well as negative cash flows from operations. The Company's main source of liquidity has been equity and debt financing, which was used to fund historical losses from operating activities. Based on the Company's cash position of approximately $1.4 million, significant cost cutting initiatives, including vendor negotiations with Sprint, BellSouth, Vartec (carriers), DA Colonial (lessor-Tampa facility), staff reductions and indefinite executive pay deferrals, along with current forecasts based on sales growth and debt financing, the Company believes it has sufficient cash to meet its funding needs for at least the next 12 months. However, there can be no assurances that the Company will be successful in these initiatives or that these initiatives will result in improved financial performance.

                    NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                    NINE MONTHS ENDED MARCH 31, 2006 AND 2005

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

                    NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                    NINE MONTHS ENDED MARCH 31, 2006 AND 2005



PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On April 24, 2006, the Company's subsidiary NetWolves ECCI Corp (the "Subsidiary") filed an action in the Florida Circuit Court, Hillsborough County against Education Communications Consortia Inc. ("ECCI"). The action arises from ECCI's breach of the October 1, 2004 Asset Purchase Agreement between the partners (the "Agreement") by failing to pay $70,273 pursuant to a reconciliation of billings, receivable and costs in accordance with the terms of the Agreement.

     On May 1, 2006, ECCI served the Company and Subsidiary with an action in the Circuit Court of Kanawha County, West Virginia, alleging, inter alia, that the Subsidiary had failed to pay the $200,000 first installment of a promissory note ("the Note") and has anticipatorily breached payment of the remaining balance. As a consequence, ECCI alleges that the entire $800,000 note, together with interest and costs, is joints and severally due and payable by Buyer and by the Company, as guarantor. ECCI asserts additional claims against the Company in the aggregate sum of approximately $81,000 based on alleged reimbursable costs incurred by ECCI.

     The Company and Subsidiary believe that ECCI's action is without merit. Among other things, it is the Company's position that the Agreement provided as a condition precedent to any installment payment that ECCI achieve annual gross revenue of at least $2,000,000; and that ECCI failed to achieve this amount.


ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

          None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          A.   We held our Annual Meeting of Shareholders on April 17, 2006.

     Three directors were elected at the Annual Meeting to serve in Class II until the Annual Meeting of Shareholders in 2008 with the exception of Mr. Gerald A. Gagliardi who is to serve until the Annual Meeting of Shareholders in 2006 or until his successor is duly elected and qualified.

          B. The names of these directors and votes cast in favor of their election and shares withheld are as follows:

              Name                          Votes For                  Votes Withheld
              -----------------------------------------------------------------------
              Walter M. Groteke             22,005,266                 362,533
              Michael R. Rocque             22,006,726                 361,073
              Gerald A. Gagliardi           22,003,626                 364,173

               The other directors are Myron Levy, Walter R. Groteke and Fassil Gabremariam.

                    NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                    NINE MONTHS ENDED MARCH 31, 2006 AND 2005


          C. In addition to the election of directors, the shareholders approved the Company's 2006 Stock Plan - 6,661,175 shares were voted in favor of this proposal, 507,434 shares against and 37,535 abstained.


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

Date: May 18, 2006