Form 10KSB
period 2006-06-30
NETWOLVES CORP
filed 2006-10-17
CIK 1084103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     For the fiscal year ended June 30, 2006
                                       or
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period _______________ to _______________

                           Commission File No. 0-25831

                              NetWolves Corporation
            ---------------------------------------------------------
           (Name of Small Business Issuer as specified in its charter)

             New York                                    11-2208052
--------------------------------             ---------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization

4805 Independence Parkway, Tampa, Florida                33634-7527
-----------------------------------------        -------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

Issuer's telephone number, including area code:        (813) 286-8644
                                                 -------------------------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0033 par value
                         ------------------------------
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No
                                                             ---     ---
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X ].

Indicate by check mark whether the  registrant  is a shell  company  (defined in
Rule 12b-2 of the Exchange Act). Yes    No  X
                                     ---   ---

The issuer's revenues for its most recent fiscal year were $21,836,709.

The aggregate market value of the voting equity held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on October 10, 2006 as reported on the Over-the-Counter Bulletin Board (OTCBB) was approximately $.22. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliates status is not necessarily a conclusive determination for other purposes.

As of October 10, 2006, the Registrant had outstanding 33,137,468 shares of Common Stock.

Part III - (Items 9, 10, 11 and 12) are incorporated by reference to Registrant's definitive proxy statement to be filed no later than 120 days after the close of its fiscal year pursuant to Regulation 14A of the Securities Exchange Act of 1934.

A copy of the Company's Annual Report on Form-10KSB for the year ended June 30, 2006, as filed with the Securities and Exchange Commission, is available without charge to interested stockholders upon a written request to:

         Mr. Peter Castle
         NetWolves Corporation
         4805 Independence Parkway
         Suite 101
         Tampa, FL  33634-7527

                     NETWOLVES CORPORATION AND SUBSIDIARIES
                                  FORM 10-KSB

                               TABLE OF CONTENTS

PART I
     ITEM 1       Description of Business ................................................................        1
     ITEM 2       Description of Property ................................................................       17
     ITEM 3       Legal Proceedings ......................................................................       17
     ITEM 4       Submission of Matters to a Vote of Security Holders ....................................       18


PART II
     ITEM 5       Market for Common Equity, Related Stockholder Matters and Small Business
                    Issuer Purchases of Equity Securities ................................................       18
     ITEM 6       Management's Discussion and Analysis of Plan of Operation...............................       18
     ITEM 7       Financial Statements....................................................................       23
     ITEM 8       Changes in and Disagreements with Accountants on Accounting and Financial
                    Disclosure............................................................................       23
     ITEM 8a      Controls and Procedures ................................................................       23

PART III
     ITEM 9       Directors, Executive Officers, Promoters and Control Persons; Compliance with
                  Section 16(a) of the Exchange Act.......................................................       24
                  Incorporated by reference to our Proxy Statement to be filed.
     ITEM 10      Executive Compensation .................................................................       24
                  Incorporated by reference to our Proxy Statement to be filed.
     ITEM 11      Security Ownership of Certain Beneficial Owners and Management and
                   Related Stockholder Matters............................................................       24
                  Incorporated by reference to our Proxy Statement to be filed.
     ITEM 12      Certain Relationships and Related Transactions .........................................       24
                  Incorporated by reference to our Proxy Statement to be filed.
     ITEM 13      Exhibits................................................................................       25
     ITEM 14      Principal Accountant Fees and Services .................................................       26
                  Incorporated by reference to our Proxy Statement to be filed.

SIGNATURES        ........................................................................................       27

Report of Independent Registered Public Accounting Firm...................................................      F-1
Schedule II       ........................................................................................     F-32

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


ITEM 1. DESCRIPTION OF BUSINESS

Overview

NetWolves Corporation ("NetWolves" or the "Company") is a network continuity and security provider that offers high-performance network security solutions coupled with robust network management and communication services. The Company designs, develops and sells Internet infrastructure security platforms, coupled with network based management services, designed to significantly reduce the up-front and ongoing costs associated with small, medium and remote offices' global Internet access. NetWolves' patent pending system technology enables organizations to obtain their short, middle and long term IT initiatives through the deployment of our plug `n' play perimeter office security platform, coupled with our secure remote monitoring and management ("SRM2 TM") system. Additionally, NetWolves' advanced, centralized, reporting offers the ability for corporate executives to view, via the Internet, both statistical and performance based metrics for their global network.

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

We have achieved an offering of managed products and services that meet the necessary requirements for organizations to move off expensive private data networks in order to attain the benefits and flexibility of public data network. Additionally, our proprietary technology provides a high level of security through its integrated approach to management, monitoring and interoperability for small and medium remote enterprise locations (locations with less than 500 network users). We have a Managed Services Offering (MSO) that provides complete system solutions to organizations needing cost-effective network security features such as firewall, virtual private networking, routing, intrusion detection, content filtering, email, etc., delivered on low-cost commodity hardware with Internet-based expansion capabilities. Our patent-proprietary system technology enables organizations to achieve corporate Information technology (IT) initiatives through the deployment of easily installable perimeter office security platforms, coupled with our secure remote monitoring and management ("SRM2 TM") system. SRM2 TM provides centralized management capabilities for hundreds or thousands of remote locations without risking networking integrity because it has no requirement to open an administrative port on the remote device, which is a common network vulnerability. We also provide cost-effective, value-added expansion technologies such as Intelligent Failover, which means that if one circuit for gaining access to information fails, the system would automatically switch to an alternative circuit based upon customer defined parameters.

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

Managed Service Charges

The NetWolves Security Suite ("NSS") and WolfPac Security Platforms offer sophisticated, yet easy-to-administer devices for securely connecting people and offices to the Internet by combining a wide range of functionality and communications choices. This functionality includes Internet access, firewall security, web access control, e-mail, IP routing, web server, caching server, and file sharing in an easy-to-configure integrated software and hardware solution. NetWolves' WolfPac Security Platforms work with a variety of access methods to the Internet including North American T1/56K, European E1 standards, ISDN lines, DSL, cable and satellite.

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

Features of NetWolves Security Suite

Our security products offer the following standard features:

     o Securely connects any number of users in a small geographic area (LAN) simultaneous to the Internet through a dedicated connection.

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

     o Can be used as a stand-alone firewall to protect the resources of a private network from users outside on a public network.

     o    Easily managed internal and external proxy services.

Optional Features of NetWolves Security Suite Our Security Suite also offers the following optional features:

     o Web access control allows the network administrator to effectively block or deny access to the Internet and specific web sites.

     o The Virtual Private Networking (VPN) module provides a process for encrypting data for secure transmission over public networks and supports Internet Key Exchange (IKE) and IPSec (a security protocol).

     o NetWolves' SSL VPN leverages the power and protection afforded by the Secure Socket Layer protocol to access vital resource applications on a company's protected network. SSL technology is standard with today's popular web browsers, including Netscape Navigator, Microsoft Internet Explorer and Mozilla Firefox. NetWolves uses two-factor authentication for accessing important tools and applications. This method provides for strong authentication by requiring a simple key chain USB device and unique login password.

     o Intrusion Detection System (IDS) is a real time, network-based system designed to detect, report, and terminate unauthorized activity throughout the network.

     o Intelligent Failover with virtual redundant router protocol (VRRP) establishes a wide area network (WAN) connection on a WolfPac Security Platform slave if WAN connection on WolfPac Security Platform master is lost or fails to meet minimum VPN performance criteria.

     o NetMetrics provides a means for measuring two performance parameters: the time required to load a single web page from the Internet, and the time it takes to send an email to a specified account and receive a reply from that same account. Net Metrics also provides the monitoring mechanism within Intelligent Failover.

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

     o Network Address Translation ("NAT"), which is a conversion of public addresses to and from private addresses, makes the network invisible to outside Internet users by hiding the internal network's addresses of each sender or receiver of information.

     o All packets of data entering the WolfPac Security Platform from the Internet are first checked for validity against a series of stateful packet filters. Data is then forwarded to proxy applications that further inspect the contents of the packets for potential security violations. If the data is determined to be valid by both the stateful packet filters and proxy applications, it is allowed to enter the secure LAN.

     o WolfPac Security Platforms are designed with fully configurable firewalls and network address translation rules that give the network administrator greater flexibility in allowing or denying incoming and outgoing data.

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

SRM2 TM is comprised of the following product subsystems:

     o SRM2 TM Monitoring & Notification provides monitoring, notification, paging and alarming capabilities of remote WolfPac Security Platforms. In addition, the firewall status, VPN tunnel status and Administrative Interface configuration status of all remote end points are monitored and logged.

     o SRM2 TM Management and Configuration manages and configures remote end points individually or by groups, including complete operating system upgrades. Remote end points are capable of failover to an alternate SRM2 TM server in the event that the primary server is inaccessible. This service also allows user access to specific information about remote Platforms (individually or by groups) via a monitoring console. Specific information includes firewall status, the number of active VPN connections, traffic statistics, intrusion detection data, activity logs, and administrative Interface configuration data.

     o SRM2 TM Intrusion Detection provides host and network based intrusion detection capabilities for remote WolfPac Security Platforms. The IDS information is then transferred from each remote end point to a database, where it can be accessed by the monitoring console.

     o SRM2 TM Anti-Virus stipulates both protection (security) of remote WolfPac Security Platforms from hardware glitches, software bugs and any attempts to sabotage client data, and damage control through immediate detection. Activity logs are transferred from each remote end point to a database, where it can be accessed by the monitoring console.

     o SRM2 TM VPN provides the network manager with the ability to connect separate business locations, using the IP infrastructure rather than through private mediums such as leased lines.

     o Security Policy Management is the process by which the client's security policy is created, defined, or redefined to reflect security management processes enabled by advent of our products and services. This policy reflects particularly the rules governing remote end point security and the processes guiding how security platforms are managed and configured to ensure specified protections.

     o Firewall Policy Management is the process by which the client's firewall security policy is created to reflect the methods by which NetWolves firewall platforms are to be utilized to ensure network protection. This policy sets forth the rules governing remote end point security and the processes guiding how the firewall platform is utilized to manage and configure the client network.

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

On June 21, 2000, we filed a patent application, which is still pending, with the U.S. Patent and Trademark Office for technology that provides secure, centralized remote management and monitoring of networks using the Internet. This SRM2 TM system has enabled us to expand the use of its technology to Fortune 1000 organizations with multiple worldwide locations such as General Electric.

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

Customers

We currently work with more than 1,000 customers, ranging from start-up organizations to large well-established corporations. Approximately 8% of our sales were made to Swift Transportation during the year ended June 30, 2006. However, we do not expect any future sales with Swift Transportation since our agreement with Swift Transportation terminated on June 30, 2005.

Business Partners

     Our business partners include the following companies:

     o    Sprint
     o    MCI Verizon
     o    Broadwing Communications
     o    BellSouth
     o    SBC Communications
     o    Qwest (subagent to Global Communications)
     o    Covad
     o    NCR

A major portion of our revenues during the year ended June 30, 2006 were derived from telecommunications services. We depend on one major supplier - Sprint for the telecommunications services the Company provides to its customers. Although there are other sources of telecommunications services, other providers do not offer exactly the same types of services, coverage area or reliability of service. As a result, the loss of services from this supplier could cause disruptions and delays to our customers, drain the resources of our personnel, cause a loss of customers or business volume, and substantially decrease our revenues.

Competition

Current and potential competitors in our markets include, but are not limited to, the following, all of whom sell world-wide or have a presence in most of the major markets for such products: security appliance suppliers such as Watchguard Technologies, Inc., SonicWALL, Inc., enterprise firewall software vendors such as Check Point Software and Axent Technologies; network equipment manufacturers such as IBM, Cisco Systems, Lucent Technologies, Nortel Networks, 3COM and Nokia; computer or network component manufacturers such as Intel Corporation; operating system software vendors such as Microsoft Corporation, Novell, Inc. and Sun Microsystems, Inc; and carriers such as MCI Verizon, AT&T and Sprint. We expect competition to intensify as more companies enter the Internet security market and compete for market share. In addition, companies currently in the server market may continue to change product offerings in order to capture further market share. Many of these companies have substantially greater financial and marketing resources, research and development staffs, manufacturing and distribution facilities than us. There can be no assurance that our current and potential competitors will not develop products that may or may not be perceived to be more effective or responsive to technological change than ours, or that current or future products will not be rendered obsolete by such developments. Furthermore, increased competition could result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our business operating results and financial condition.

We believe that an important competitive factor in our technology business segment is the cost effective integration of many services in a single unit. In this regard, we believe that we compare favorably to our competitors in the markets we serve in price and overall cost of ownership, including administrative and maintenance costs. However, equally important are other factors, including but not limited to, product quality and scope of performance, product reliability, availability, upgradeability, and technical service and support. Our ability to compete will depend upon, among other factors, our ability to anticipate industry trends, invest in product research and development, and effectively manage the introduction of new or upgraded products to our existing and future customers.

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

Sales and Marketing

Our marketing and sales strategy is to position ourselves as a leading IP network solutions provider. To accomplish this objective, we intend to enter into multi-national reseller agreements with system integrators, Internet Service Providers (ISP's), Competitive Local Exchange Carriers (CLEC's), and Incumbent Local Exchange Carriers (ILEC's),

In addition, our direct sales force is focused on opening large and medium scale domestic and multi-national opportunities for firewalls; caching, hosting, and email servers, web access filtering systems, Intrusion Detection and anti-virus. Our NNSI subsidiary also actively solicits a broad range of communication carrier services (leased line and frame relay circuits, internet access, long distance, and other broadband circuits) from mid-market and large-scale prospects. Our direct and channel sales approach allows us to take advantage of the personal business contacts of our senior stockholders and executive management team while building channel sales potential in the large, medium and low end of the market.

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

Are future plans are to recruit sales representatives and sales engineering consultants in two North American regional areas; Eastern and Western United States, managed initially by our Director of Sales and Marketing and by two Regional Managers in the future. Field Sales Representatives are currently in place in New York, Tampa, Phoenix, and Minnetonka. They are supported by an in-house telemarketing organization based in Tampa, Florida and by customer support facilities based in Tampa. Our sales engineers work closely with our field sales representatives and perform important pre and post-sales functions, including systems analysis, product demonstrations, pilot evaluation program configuration and implementation, and customizing solutions for various end user and value added reseller clients.

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

Our engineering and development group is comprised of two engineers who specialize in different areas of security and product development. NetWolves' team has experience in a variety of industries, including information security, designing networking protocols, building interfaces, designing databases, and computer telephony. Their expertise is used in the design of our core products and seeking enhanced functionality to meet future customer needs. We seek to recruit highly qualified employees and our ability to attract and retain such employees will be a principal factor in our success in achieving and maintaining a leading technological position.

Engineering and development expenses were approximately $510,140 and $868,132 for the years ended June 30, 2006 and 2005, respectively. The Company did not capitalize any internally developed software development costs during the years ended June 30, 2006 and 2005.

Employees

As of June 30, 2006, we employed approximately 54 full-time employees (3 of whom are covered by employment agreements). Approximately 2 of these employees are involved in engineering and development, 30 in sales and marketing, 9 in finance and 13 in general administration and operations. In addition, we have retained independent contractors on a consulting basis who support engineering and marketing functions. To date, we believe we have been successful in attracting and retaining skilled and motivated individuals. Our success will depend in large part upon our continued ability to attract and retain qualified employees. We have never experienced a work stoppage and our employees are not covered by a collective bargaining agreement. We believe that we have good relations with our employees.

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


Financial Risks

We have incurred losses since inception and may never be profitable, which could result in a further decline in the value of our common stock and a loss of your investment.

We sustained net losses of $ 3,761,741 and $4,840,770 for our fiscal years ended June 30, 2006 and 2005, respectively. We continue to sustain losses during the current fiscal year, and we cannot guarantee that we will achieve profitability in the future. We recognized revenues of $21,836,709 and $27,129,707 for our fiscal years ended June 30, 2006 and 2005, respectively with approximately $2.1 million and $7.2 million of our revenue for fiscal 2006 and 2005 derived from our agreement with Swift Transportation. On June 30, 2005, our agreement with Swift terminated. Subsequently, we have been successful in several new business opportunities and we have reduced certain operating costs. However, we expect that operating losses may continue.

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

The loss of our main supplier of telecommunications services could have a substantial, negative effect on our revenues.

A major portion of our revenues during the year ended June 30, 2006 were derived from resales of telecommunications services. We depend on one major supplier, Sprint, for the telecommunications services we provide to our customers. Although there are other sources of telecommunications services, other providers do not offer exactly the same types of services, coverage area or reliability of service. As a result, the loss of services from this supplier could cause disruptions and delays to our customers, drain the resources of our personnel, cause a loss of customers or business volume, and substantially decrease our revenues.

Our Internet security solutions are complex and may contain undetected errors or result in failures that could inhibit or delay market acceptance of our products, impede our growth and increase our operating costs.

Our Internet security solutions are quite complex and may contain undetected errors or bugs or experience failures. In particular, the Internet network environment is characterized by a wide variety of standard and non-standard configurations and errors, failures and bugs in third party platforms and applications that make pre-release testing for programming or compatibility errors very difficult, time-consuming and expensive. Furthermore, we believe no amount of testing can guarantee that errors, failures or bugs will not be found in new products or releases which we ship commercially. Product failures, if they occur, could result in our having to replace all affected products without being able to book revenue for the replacements, or we may be required to refund the purchase price of defective products. Any of these errors, bugs or failures discovered after commercial release could require significant expenditures of capital and resources, and cause interruptions, delays or cessation of service to our customers, and result in:

     o    adverse publicity and damage to our reputation;
     o    failure to achieve or delay in achieving market acceptance;
     o    loss of customers;
     o    loss or delay in revenues;
     o    diversion of development resources;
     o    increased service and warranty costs;
     o    costly litigation; and
     o diversion of management's attention and depletion of financial and other resources.

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

If we are able to expand our operations, particularly those of our Internet security solutions business, the expansion will place significant strain on our management, financial controls, operating systems, personnel and other resources. Our ability to manage future growth, should it occur, will depend to a large extent upon several factors, including our ability to do the following, particularly in relation to our Internet security solutions business:

     o    build and train our sales force;
     o    establish and maintain relationships with end users and distributors;
     o    develop customer support systems;
     o develop expanded internal management and financial controls adequate to keep pace with growth in personnel and sales, if they occur;
     o    manage the use of third-party manufacturers and suppliers; and
     o successfully leverage the potential for sales of products and services of each business segment to customers of the other segment.

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

Our success depends upon maintaining the confidentiality and proprietary nature of our software and other intellectual property rights, particularly in relation to our Internet security solutions business. To protect these rights, we rely principally on a combination of:

     o contractual arrangements providing for non-disclosure and prohibitions on use;
     o patents and pending patent applications; |X| trade secret, copyright and trademark laws; and
     o    certain technical measures.

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

In furtherance of the development of our services or products, we may need to acquire licenses for intellectual property to avoid infringement of third party rights or claims of infringement. These licenses may not be available on commercially reasonable terms, if at all. Claims for infringement if made, could damage our business prospects, our results of operations and financial condition, whether or not the claims have merit, by:

     o consuming substantial time and financial resources required to defend against them;
     o diverting the attention of management from growing our business and managing operations;
     o    resulting in costly  litigation;  and
     o    disrupting product sales and shipments.

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

In the normal course of our business, we evaluate prospective acquisitions of businesses, products and technologies that could complement or expand our business. In connection with any acquisition, we cannot predict whether we will:

     o    identify suitable acquisition candidates;
     o    negotiate successfully the terms of the acquisition;
     o    secure adequate financing;
     o obtain a proper and adequate valuation of the business or assets to be acquired;
     o integrate an acquired business, product or technology successfully into our existing business or products; or
     o    retain  key  personnel   previously   associated   with  the  acquired
          businesses.

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

The markets for our products and services depend on economic conditions affecting the broader network security, telecommunications services and related markets. Downturns in any of these markets may cause end users to delay or cancel orders for our products and services. Customers may experience financial difficulties, cease or scale back operations, or reverse prior decisions to budget for orders of our products and services. As a result, we could experience longer sales cycles, delays in payment and collection, and pressures from our markets to reduce our prices. Any reduction in prices would cause us to realize lower revenues and margins. The rate of capital spending in the information technology and telecommunications sectors have generally decreased in the past 12 to 24 months, and many potential customers have experienced declining revenues. The attacks and ensuing events of September 11, 2001 have also heightened awareness of the need for security, including security of information technology. If capital spending in our markets nevertheless declines, we may not be able to increase revenues or achieve profitability without increasing market share from competitors. See "If we are unable to compete successfully in the markets for Internet security solutions and telecommunications services, we may not increase revenues or achieve profitability."

If we are unable to compete successfully in the markets for Internet security solutions and telecommunications services, we may not increase revenues or achieve profitability.

The  markets  for  Internet  security  products  are  highly  competitive,   and
management expects competition to intensify in the future. Many of our competitors have:

     o    longer operating and product installation histories;
     o significantly greater financial and technical, marketing and product development resources;
     o    greater name recognition;
     o greater range of products and services, particularly in relation to our Internet security solutions business;
     o    a larger installed base of customers; and
     o    greater ability to cross-sell products and services.

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

     Our competitors in the Internet security solutions business include:

     o developers and distributors of firewall and virtual private network ("VPN") software, such as Check Point Software Technologies;

     o network equipment manufacturers such as Cisco Systems, Inc., Lucent Technologies Inc., Nortel Networks Corporation, Intel Corporation and Nokia Corporation;

     o security appliance suppliers such as SonicWALL, Inc. and WatchGuard Technologies, Inc.

     o manufacturers of encryption processing equipment such as nCipher and Rainbow Technologies;

     o    computer and network component manufacturers; and

     o    low-cost  Internet  hardware  suppliers  whose  products   incorporate
          network security features

Our competitors in the markets for telecommunications services primarily include:

     o    carriers such as MCI Verizon, AT&T and Sprint.

If we are  unable to  compete  successfully  in  either  business  segment,  our
revenues   and  profit   margins  will   diminish  and  we  may  never   achieve
profitability.

Continuing changes in technology and industry standards could render our Internet security solutions unmarketable or obsolete.

The markets for our Internet security solutions change rapidly because of technological innovation, changes in customer requirements, declining prices, and evolving industry standards. New products and technology often render existing technology products, services or infrastructure obsolete, too costly or otherwise unmarketable. Our success depends on our ability to introduce innovations in our products and services, integrate new technologies into current products, and to develop new products and services, all on a timely basis. Since we currently employ only two persons on a full time basis in research and development activities, we cannot assure you that we will be successful in doing so, or do so in a sufficiently timely manner that we are able to compete successfully for customers and market share. In addition, if we fail to incorporate the features, performance criteria and security standards in our products and services that our customers require, market acceptance of our products may not materialize or be significantly delayed and our revenues will fail to grow or possible decline.

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

The market price of our common stock, like the price of shares of technology companies generally, has been and may continue to be volatile. From January 1, 2001 through October 10, 2006, the closing bid price of our common stock has varied from a high of $6.00 to a low of $0.09 per share. As reported on the Over-the-Counter Bulletin (OTCBB) our closing bid price on October 10, 2006 was $.22. If our future operating results are below the expectations of stock market analysts and investors, our stock price may further decline. Public announcement of our financial results and business developments may have a significant impact on the market price of our common stock. For example, each of the following could have the effect of temporarily or permanently reducing the market price of our common stock:

     o    shortfalls in revenues or cash flows from operations;
     o    delays in  development or roll-out of any of our product and services;
          and
     o announcements by one or more competitors of new product introductions, acquisitions or technological innovations.

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

At October 10, 2006, 33,137,468 shares of our common stock were outstanding and approximately 7,189,743 shares are issuable upon conversion of outstanding preferred stock. Of these shares, approximately 12,000,000 shares are transferable without restriction under the Securities Act of 1933. Another
approximately   2,000,000   shares  are  eligible  for  resale  subject  to  the
restrictions on volume, manner of sale and other conditions of Rule 144 promulgated under the Securities Act. Approximately 11,580,770 shares are issuable upon exercise of outstanding stock options and warrants. Sales of large amounts of these shares in the public market could depress the market price of the common stock and impair our ability to raise capital through offerings of our equity securities. Resale of shares of common stock that may be received by holders of outstanding options and warrants or convertible preferred stock may also dilute substantially the net tangible book value of your shares of common stock.

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

Some provisions of New York law, our certificate of incorporation and bylaws, and employment agreements with certain executive officers may discourage attempts to acquire control of us through a merger, tender offer or proxy contest targeting us, including transactions in which shareholders might be offered a premium for their shares. These provisions may limit your ability as a shareholder to approve a transaction that you may believe to be in your best interest. These provisions include:

     o Classified Board of Directors. Our certificate of incorporation provides for a board which is divided into three classes so not all of the directors are subject to election at the same time. As a result, someone who wishes to take control of our company by electing a majority of the board of directors must do so over a two-year period.

     o Employment Contracts. The employment agreements between us and each of Walter M. Groteke, Walter R. Groteke and Peter C. Castle provide that in the event there is a change in control of NetWolves, the employee has the option to terminate his employment agreement. Upon such termination, each employee has the right to receive a lump sum payment equal to his compensation, including any incentive payment, for the remainder of the term of his contract and the immediate vesting of all unvested options. Change of control for this purpose is defined as the acquisition of 30% or more of our voting power or consummation of a merger, consolidation, reorganization or sale of all or substantially all of our assets without board approval; or the change in a majority of our directors without approval by the incumbent board. Termination for change of control under these agreements will result in the acceleration of compensation payments through the term of the agreements and the immediate vesting of any unvested options.

     o New York anti-takeover statute. New York law restricts business combinations with shareholders who acquire 15% or more of a company's common stock without the consent of our board of directors.

     ITEM 2. DESCRIPTION OF PROPERTY

     The Company currently maintains leased facilities in the locations listed below.

                                                                                                          CURRENT
                                                                                                          ANNUAL
                                                                        SQUARE          TERM OF            LEASE
         FUNCTION                           LOCATION                     FEET            LEASE             COSTS
------------------------       --------------------------------      ------------   ---------------  ---------------
NetWolves Corporation -                4850 Independence Parkway,        17,316         1/31/11      $       346,244
Corporate Headquarters                 Suite 101
                                       Tampa, FL 33634

NetWolves Global Services              200 Garden City Plaza,             1,855         3/31/10      $        51,084
 - Regional Sales Office               Suite 200
                                       Garden City, NY 11530

NetWolves Technologies -               5900 Jetport Industrial            1,800         12/31/06     $        14,183
Manufacturing Facility                 Boulevard
                                       Tampa, FL  33634

We believe that our present facilities are adequate to meet its current business requirements and that suitable facilities for expansion will be available, if necessary, to accommodate further physical expansion of corporate operations and for additional sales and support offices.

ITEM 3. LEGAL PROCEEDINGS

On April 24, 2006, our subsidiary NetWolves ECCI Corp (the "Subsidiary") filed an action in the Florida Circuit Court, Hillsborough County against Education Communications Consortia Inc. ("ECCI"). The action arises from ECCI's breach of the October 1, 2004 Asset Purchase Agreement between the parties (the "Agreement") by failing to pay $70,273 pursuant to a reconciliation of billings, receivable and costs in accordance with the terms of the Agreement.

On April 27, 2006, ECCI served us and the Subsidiary with an action in the Circuit Court of Kanawha County, West Virginia, alleging, inter alia, that the Subsidiary had failed to pay the $200,000 first installment of a promissory note ("the Note") and has anticipatorily breached payment of the remaining balance. As a consequence, ECCI alleges that the entire $800,000 note, together with interest and costs, is joint and severally due and payable by the Subsidiary and by us, as guarantor. ECCI asserts additional claims against the Subsidiary in the aggregate sum of approximately $121,000 based on alleged reimbursable costs incurred by ECCI.

We believe that ECCI's action is without merit and therefore no accrual has been made. Among other things, it is our position that the Agreement provided as a condition precedent to any installment payment that ECCI achieve annual gross revenue of at least $2,000,000; and that ECCI has failed to achieve this amount.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

None

Our common stock has been traded on the Over-The-Counter Bulletin Board (OTCBB) under the symbol "WOLV.OB." since June 2006. From April 2000 until it was delisted on May 16, 2006, it was traded on the Nasdaq Small Cap Market. The following table sets forth, for the calendar periods indicated, the high and low closing sales prices for the common stock.for the fiscal quarters indicated:

                                              Fiscal 2006                 Fiscal 2005
                                              -----------                 -----------

         Quarter                        High            Low             High            Low
         -------                    --------------  --------------  --------------  ---------
         First                       $  .47         $   .35         $  1.09         $   .55
         Second                         .43             .24            1.75             .55
         Third                          .43             .26            1.43             .55
         Fourth                         .35             .10             .72             .36

As of October 10, 2006, there were approximately 275 holders of record of the common stock. On October 10, 2006, the closing sales price of NetWolves common stock was $.22 per share.

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

Historically, we have experienced significant recurring net operating losses as well as negative cash flows from operations. Our main source of liquidity has been equity and debt financing, which has been used to fund historical losses from operating activities. The maturity date of our notes previously due in March 2007 has been extended beyond June 30, 2007. Based on the Company's cash position of approximately $2.0 million, significant cost cutting initiatives, including vendor negotiations with Sprint, BellSouth, Vartec (carriers), DA Colonial (lessor-Tampa facility), additional staff reductions, further significant executive pay reductions as well as the extension of the maturity date of notes previously due in March 2007, together with current forecasts based on sales growth and debt financing, we believe that we have sufficient cash to meet its funding needs through June 30, 2007. In addition, certain executive officers and shareholders have guaranteed additional cash flow to the Company in the amount of $200,000 in the event such cash is needed through July 1, 2007. However, there can be no assurances that the Company will be successful in these initiatives or that these initiatives will result in improved financial performance.

Results of Operations

We currently operate in three business segments, the Voice Services segment ("Voice Services"), the Managed Service Charges ("MSC") segment and the Equipment and Consulting segment ("Equipment and Consulting").

The year ended June 30, 2006 ("Fiscal 2006") compared to the year ended June 30, 2005 ("Fiscal 2005") is as follows:

Revenue

Revenue decreased to $21.8 million in Fiscal 2006 from $27.1 million in Fiscal 2005. Included in fiscal 2006 revenue was approximately $2.2 million attributable to Swift Transportation whose contract was terminated June 30, 2005. This net decrease is attributable to our Voice Services segment where revenue decreased approximately $4.9 million and our MSC segment where revenue decreased by approximately $411,000,and our Equipment and Consulting segment of approximately $30,000. This decrease was primarily attributable to reduced sales to a single customer which occurred in the prior period. The decrease in Voice Services of approximately $4.9 million is primarily attributable to attrition from Swift of approximately $3.2 million, Norstan, Inc. of approximately $0.07 million and other customers totaling approximately $3.5 million partially offset by growth from new customers and revenue generated from purchased customer lists totaling approximately $2.5 million. The decrease in the Equipment and Consulting segment of approximately $30,000 is the result of limited product sales as the Company has elected to focus primarily on MSC growth. The decrease in the MSC segment is primarily attributable to new customer growth of $ 2.0 million partially offset by customer attrition of $2.4 million including $2.0 million attributable to Swift. Customer attrition is caused by two primary factors. The first is existing customers signing a new reduced price contract, known as "re-terms". The second primary factor is customers selecting a different service provider for rate competitiveness or relationship reasons.

Cost of revenue and gross profit

Cost of revenue decreased to $14.3 million for Fiscal 2006, compared to $17.5 million for Fiscal 2005. Cost of revenue within the MSC segment decreased to $4.9 million, or 39% profit margin, compared to $5.0 million, or 41% profit margin for the same period in the prior year. The decrease in profit margin is primarily attributable to the product mix sold in the current period. Cost of revenue within the Voice Services segment decreased to $9.4 million or 32% of profit margin compared to $12.6 million or 32% of profit margin for the same period in the prior year. Cost of revenue within the Equipment and Consulting remained consistent. The change in profit margin is due to the product mix comprising the segment.

Overall  gross  profit was at 35% for Fiscal  2006,  compared  to 35% for Fiscal
2005.

General and administrative

General and administrative expenses consist primarily of salaries and related expenses for executive, finance and operations personnel, as well as insurance, rent, travel, communication expense and professional fees. General and administrative expenses were $ 5.7 million in Fiscal 2006 compared to $7.0 million in Fiscal 2005. The decrease was due to a net decrease in depreciation, amortization, and other operating expenses totaling $0.7 million and a decrease of equity compensation of $0.9 million compared to the prior period. This was offset by an increase in bad debt expense of $0.3 million compared to the prior period. Included in general and administrative expense for fiscal 2006 and 2005 was non-cash compensation of approximately $.2 million and $1.1 million, respectively.

Engineering and development

Engineering and development expenses, which are expensed as incurred, consist primarily of salaries and related expenses for personnel utilized in designing, maintaining and enhancing our products as well as material costs for test units and prototypes. Costs associated with the development of software products are generally capitalized once technological feasibility is reached. Engineering and development expenses decreased approximately $358,000 from Fiscal 2006 to Fiscal 2005 due primarily to staff reductions.

Sales and marketing

Sales and marketing expenses consist primarily of salaries, commissions and related expenses for personnel engaged in marketing, sales and customer support functions, as well as costs associated with trade shows, promotional activities, advertising and public relations. Sales and marketing expenses decreased to $5.4 in Fiscal 2006 from $6.1 million in Fiscal 2005. The decrease in sales and marketing expenses was primarily the result of a reduction in the number of sales personnel, which resulted in decreased salary and commissions of $.2 million as well as equity and cash compensation for consultants which decreased $.4 million compared to the same period in the prior year. We intend to continue to aggressively promote our current and future services offering through our direct and indirect sales channels.

Other income (expenses)

Other income (expenses) increased to approximately $425,000 in Fiscal 2006 compared to $9,000 in Fiscal 2005. The increase was primarily attributable with $0.1 million of gain on the reduction in short and long term notes payable associated the acquisition of the ECCI customer list and reduction in accrued expenses in the amount of $0.3 million and interest expense, net of interest income, of approximately $24,000. For the twelve months ended June 30, 2005, other income consisted primarily of interest income in the amount of $9,000.

Liquidity and Capital Resources

The year ended June 30, 2006 ("Fiscal 2006") compared to the year ended June 30, 2005 ("Fiscal 2005") is as follows:

At June 30, 2006 we had cash and cash equivalents of $2.0 million as compared to cash and cash equivalent of $3.3 million at June 30, 2005. Our operating activities used cash of $2.5 million during the year ended June 30, 2006, as compared to $1.4 million during the prior year. Cash used for the year ended June 30, 2006 was primarily attributable to a net loss of $3.7 million, partially offset by depreciation and amortization of $0.9 million, non-cash expenses including equity compensation of $0.2 million, bad debt expense of $0.8 million and other income of $0.50 million. Additionally, restricted cash, accounts receivable and inventories increased by approximately $0.7 million partially offset by decreases in cash associated with prepaid expenses, accounts payable, accrued expenses, other assets and deferred revenue in the amount of $0.80 million. At June 30, 2005 we had cash and cash equivalent of $3.3 million as compared to cash and cash equivalent of $5.4 million at June 30, 2004. Our operating activities used cash of $1.4 million during the year ended June 30, 2005, as compared to $1.1 million during the prior year. Cash used for the year ended June 30, 2005 was primarily attributable to a net loss of $4.8 million, partially offset by non-cash expenses including equity compensation of $1.1 million, impairment charges of $0.4 million, depreciation and amortization of $1.1 million and bad debt expense of $0.6 million.

Our investing activities used cash of $0.14 million during the year ended June 30, 2006, as compared to using cash of $0.7 million during the prior year. Cash used in investing activities for the year ended June 30, 2006 was primarily attributable to payments on customer list previously acquired in the amount of $0.1 million, purchases of property and equipment in the amount of $30,000 and patent cost paid in the amount of $9,000. Cash used in investing activities for the year ended June 30, 2005 was primarily attributable to a payment of $0.7 million to purchase customer lists.

Our financing activities provided $1.3 million during the year ended June 30, 2006, as compared to providing limited cash during the prior year. Cash provided by financing activities for the year ended June 30, 2006 was primarily attributable to debt financing of $1.1 million and an advance from a shareholder of $.2 million and partially offset by by NASDAQ listing fees and cost associated with debt financing.

Summary

Historically, we have experienced significant recurring net operating losses as well as negative cash flows from operations. Our main source of liquidity has been equity and debt financing, which has been used to fund historical losses from operating activities. The maturity date of our notes previously due in March 2007 has been extended beyond June 30, 2007. Based on the Company's cash position of approximately $2.0 million, significant cost cutting initiatives, including vendor negotiations with Sprint, BellSouth, Vartec (carriers), DA Colonial (lessor-Tampa facility), additional staff reductions, further significant executive pay reductions as well as the extension of the maturity date of notes previously due in March 2007, together with current forecasts based on sales growth and debt financing, we believe that we have sufficient cash to meet its funding needs through June 30, 2007. In addition, certain executive officers and shareholders have guaranteed additional cash flow to the Company in the amount of $200,000 in the event such cash is needed through July 1, 2007. However, there can be no assurances that the Company will be successful in these initiatives or that these initiatives will result in improved financial performance.


Critical accounting policies

Our discussion and analysis of our financial condition and results of operations is based upon the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the periods. Estimates have been made by management in several areas, including, but not limited to, revenue recognition, allowance for doubtful accounts, the realizability of deferred tax assets, goodwill and other intangible assets and stock based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Allowance for doubtful accounts

We provide allowances for doubtful accounts for estimated losses from the inability of customers to satisfy their accounts as originally contemplated at the time of sale and charges actual losses to the allowance when incurred. The calculation for these allowances is based on the detailed review of certain individual customer accounts, historical satisfaction rates and the Company's estimation of the overall economic conditions affecting our customer base. If the financial condition of our Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Income taxes

As part of the process of preparing our consolidated financial statements we are required to prepare our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have fully reserved our deferred tax assets at June 30, 2006 and 2005. If expectations for future performance, the timing of deductibility of expenses, or tax statutes change in the future, we could decide to adjust the valuation allowance, which may increase or decrease income tax expense.

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

Stock-based compensation

We apply the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations, to account for stock-based employee compensation plans and reports pro forma disclosures by estimating the fair value of options issued and the related expense in accordance with SFAS 123. Under this method, compensation cost is recognized for awards of shares of common stock or stock options to our directors, officers and employees only if the quoted market price of the stock at the grant date (or other measurement date, if later) is greater than the amount the grantee must pay to acquire the stock.


ITEM 7. FINANCIAL STATEMENTS

     The financial statements of the Company and its subsidiaries are included herein beginning on page F-1 and include:

     o    Report of Independent Registered Public Accounting Firm

     o    Consolidated Balance Sheets at June 30, 2006 and 2005

     o Consolidated Statements of Operations, Cash Flows and Shareholders' Equity for the years ended June 30, 2006 and 2005

     o    Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


ITEM 8A. CONTROLS AND PROCEDURES

     CEO and CFO Certifications
     --------------------------

     The certifications of the CEO and the CFO required by Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended (the "Certifications") are filed as exhibits to this report. This section of the report contains the information concerning the evaluation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) ("Disclosure Controls") and changes to internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) ("Internal Controls") referred to in the Certifications and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.


     Evaluation of Disclosure Controls

     We maintain controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports it files with the SEC, and to process, summarize and disclose this information within the time period specified in the rules of the SEC. Our Chief Executive and Chief Financial Officers are responsible for establishing, maintaining and enhancing these procedures. They are also responsible, as required by the rules established by the SEC, for the evaluation of the effectiveness of these procedures.

     Based on our management's evaluation (with participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that its disclosure controls and procedures are effective.

     The significant deficiency is the result of certain required analytical schedules and memorandums not being reviewed in a timely manner. In addition, the review process is not being performed in a timely manner. Additionally, management has identified a significant deficiency in its internal controls over financial reporting. A significant deficiency is a control deficiency, or combination of control deficiencies, that result in a more than remote likelihood of an inconsequential misstatement of the Company's interim or annual financial statements.

     Changes in Internal Controls

     We maintain a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary to permit preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP) and maintain accountability for assets. Access to assets is permitted only in accordance with management's general or specific authorization.

     During the year ended June 30, 2006 personnel was added and have received the necessary training. Additionally, management has reviewed all systems and procedures relating to the financial close and has implemented additional controls and other process improvements.

     There were no other change in our Internal Controls during Fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our Internal Controls.


     Changes in Internal Controls Over Financial Reporting

     It is our responsibility to establish and maintain adequate internal control over financial reporting. Significant deficiency identified, relates to the timeliness of the review process of our financial close and reporting process. These control deficiencies in the aggregate did not result in any misstatements in the annual or interim consolidated financial statements. Management is in the process of remedying the significant deficiency described above. Management will be reviewing all systems and procedures relating to the financial close, with the objective of implementing additional controls and other process improvements in the near future

                                    PART III

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

ITEM 13.          EXHIBITS

     Exhibits
     -------

3.1  Certificate of Incorporation, as amended (e)
3.2 By-Laws. (a)4.1 Specimen common stock certificate(a)4.2 Form of warrant to investment banking firm. (a)
4.3  Form of warrant to employees.(a)
10.1 1998 Stock Option Plan(a)
10.2 2000 Stock Option Plan (b)
10.3 2001 Stock Option Plan (C)
10.4 2002 Stock Option Plan (d)
10.5 2003 Stock Option/Stock Issuance Plan.(f)
10.6 2006 Stock Plan (h)
10.7 Form of Indemnification Agreement(a)
10.8 Employment Agreement between NetWolves Corporation and Walter M. Groteke dated July 1, 2004.(g)
10.9 Employment Agreement between NetWolves Corporation and Walter R. Groteke dated July 1, 2004. (g)
10.10 Employment Agreement between NetWolves Corporation and Peter C. Castle dated July 1, 2004. (g)
10.11 Agreement of Lease between Registrant and Fortunato Development, Inc. dated April 18, 2000.(e)
10.12 Office Lease Agreement between Registrant and BRST Fountain Square L.L.C. dated September 29, 2000. (e)
10.13 Office Lease Amendment between Registrant and DA Colonial L.L.C. dated August 12, 2005.(g)
10.14 Form of Securities Purchase Agreement dated as of March 1, 2006(i)
10.15 Form of Securities Purchase Agreement dated as of May 12, 2006

21   Subsidiaries of the Registrant

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

23.1 Consent of Marcum & Kliegman LLP

31(a)(b)  CEO  and  CFO   Certifications   Pursuant   to  Section   302  of  the
          Sarbanes-Oxley Act of 2002.

32 CEO and CFO Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
------------------------------------------------------------------------

(a)  Previously filed as exhibits to Report on Form 10, as amended.
(b) Previously filed as an exhibit to Report on Form 10-K for the fiscal year ended June 30, 2000.
(c) Previously filed as an exhibit to Report on Form 10-K for the fiscal year ended June 30, 2001.
(d) Previously filed as an exhibit to Report on Form 10-K for the fiscal year ended June 30, 2002.
(e) Previously filed as an exhibit to Amendment No. 1 to Registration Statement on Form S-3/A File No. 333-100734.
(f) Previously filed as an exhibit to the Proxy Statement for the Annual Meeting of Shareholders held on June 9, 2003
(g)  Previously  filed as an
     exhibit to Report on Form 10-KSB for the fiscal  year ended June 30,  2005.
(h) Previously filed as an exhibit to the Proxy Statement for the Annual Meeting of Shareholders held on April 17, 2006.
(i) Previously filed as an exhibit to the Current Report on Form 8-K filed on March 27, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is incorporated herein by reference to the Proxy Statement.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of October, 2006.

                                        NetWolves Corporation

                                        By: /s/Walter M. Groteke
                                            Walter M. Groteke
                                            Chairman of the Board, President
                                            and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 17th, 2006 by the following persons in the capacities indicated:


/s/ Walter M. Groteke                       Chairman of the Board, President
------------------------------------        and Chief Executive Officer
Walter M. Groteke

/s/ Walter R. Groteke                       Executive Vice President
------------------------------------        and Director
Walter R. Groteke


/s/ Peter C. Castle                         Chief Financial Officer, Vice
------------------------------------        President-Finance, Treasurer
Peter C. Castle                             and Secretary


/s/ Fassil Gabremariam                      Director
------------------------------------
Fassil Gabremariam

                                            Director
------------------------------------
Gerald A. Gagliardi

/s/ Myron Levy                              Director
------------------------------------
Myron Levy

                                            Director
------------------------------------
Michael R. Rocque

                                    CONTENTS




REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM .................F-1

CONSOLIDATED BALANCE SHEETS
    June 30, 2006 and 2005............................................F-2 - F-3

CONSOLIDATED STATEMENTS OF OPERATIONS
    For the years ended June 30, 2006 and 2005 .......................F4 - F-5

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
    For the years ended June 30, 2006 and 2005........................F-6 - F-7

CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the years ended June 30, 2006 and 2005........................F-8 - F-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ..........................F-10 - F-31

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Audit Committee of the
Board of Directors and Shareholders
of NetWolves Corporation:


We have audited the accompanying consolidated balance sheets of NetWolves Corporation (a New York corporation) (the "Company") and subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NetWolves Corporation as of June 30, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.




                                          /s/ Marcum & Kliegman LLP

Melville, New York
October 16, 2006

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                June 30,
                                                                                ---------------------------------------
                                                                                       2006                2005
                                                                                ------------------  -------------------
ASSETS
Current assets
    Cash and cash equivalents                                                         $  2,016,156         $  3,325,318
    Restricted cash                                                                              -               25,958
    Accounts receivable, net of allowance for doubtful accounts of                       2,825,679            4,206,658
    $1,146,044 and $515,317 at June 30, 2006 and 2005,respectively
    Inventories                                                                            302,562              468,705
    Prepaid expenses                                                                       367,808              354,637
                                                                                ------------------  -------------------
       Total current assets                                                              5,512,205            8,381,276

Property and equipment, net                                                                148,620              245,474

Identifiable intangible assets, net                                                      1,192,043            2,625,537

Goodwill and other indefinite lived intangible assets                                    3,793,072            3,783,687

Other assets                                                                                78,222               72,296
                                                                                ------------------  -------------------
                                                                                      $ 10,724,162         $ 15,108,270
                                                                                ==================  ===================


The accompanying notes
are an integral part of these
consolidated financial statements.                    F-2

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                June 30,
                                                                                ---------------------------------------
                                                                                         2006                2005
                                                                                ------------------  -------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued expenses                                            $   5,755,385      $ 6,808,695
    Deferred revenue                                                                       538,267          692,930
    Current maturities of long-term debt                                                   100,000          300,000
                                                                                ------------------  -------------------
       Total current liabilities                                                         6,393,652        7,801,625

Long-term debt, net of current maturities                                                1,118,750          750,000
                                                                                ------------------  -------------------
       Total liabilities                                                                 7,512,402        8,551,625
                                                                                ------------------  -------------------

Shareholders' equity
    Series A convertible preferred stock, $.0033 par value;
       $5,997,188 liquidation preference; 1,000,000 authorized; 178,186 and
       160,719 shares issued and outstanding on June 30, 2006 and 2005,
       respectively                                                                    $ 2,092,885          $ 1,830,979
    Series B convertible preferred stock, $.0033 par value; $6,480,169 liquidation preference; 500,000 shares authorized; 192,921 and 207,219 shares issued and outstanding on June 30, 2006 and 2005,
       respectively                                                                      2,501,209            2,729,977
    Series C convertible preferred stock, $.0033 par value; $1,578,771 liquidation preference; 100,000 shares authorized; 12,962 and 16,028
       shares issued and outstanding on June 30, 2006 and 2005, respectively               205,361              365,269
    Preferred stock, $.0033 par value; 400,000 shares authorized; no shares
       issued and outstanding                                                                    -               -
    Common stock, $.0033 par value; 65,000,000 shares authorized; 33,134,097 and 29,824,205  shares issued and outstanding on June 30, 2006 and
       2005, respectively                                                                  109,344               98,420
    Additional paid-in capital                                                          79,570,125           79,080,423
    Unamortized value of equity compensation                                                     -              (43,000)
    Accumulated deficit                                                                (81,267,164)         (77,505,423)
                                                                                ------------------  -------------------
       Total shareholders' equity                                                        3,211,760            6,556,645
                                                                                ------------------  -------------------
                                                                                     $  10,824,162        $  15,108,270
                                                                                ==================  ===================

The accompanying notes
are an integral part of these
consolidated financial statements.                    F-3

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                For the year ended June 30,
                                                          ----------------------------------------
                                                                   2006                 2005
                                                          ------------------   -------------------
Revenue
    Voice services                                             $  13,725,882         $ 18,577,641
    Managed service charges                                        8,011,342            8,422,623
    Equipment and consulting                                          99,485              129,443
                                                          ------------------   -------------------
                                                                  21,836,709           27,129,707
                                                          ------------------   -------------------
Cost of revenue
    Voice services                                                 9,398,137           12,573,985
    Managed service charges                                        4,874,779            4,961,392
    Equipment and consulting                                          28,628                6,554
                                                          ------------------   -------------------
                                                                  14,301,544           17,541,931
                                                          ------------------   -------------------
Gross profit                                                       7,535,165            9,587,776
                                                          ------------------   -------------------
Operating expenses
    General and administrative                                     5,697,096            7,049,247
    Engineering and development                                      510,140              868,132
    Sales and marketing                                            5,478,941            6,085,431
    Impairment loss                                                        -              393,951
                                                          ------------------   -------------------
                                                                  11,686,177           14,396,761
                                                          ------------------   -------------------
Loss before other income (expense)
    and income taxes                                              (4,151,012)          (4,808,985)
                                                          ------------------   -------------------
Other income (expense)
    Other income                                                     448,605                    -
    Interest income                                                   24,433               33,003
    Interest expense                                                 (47,950)             (24,002)
                                                          ------------------   -------------------
                                                                     425,088                9,001
                                                          ------------------   -------------------
Loss before income taxes                                          (3,725,924)          (4,799,984)

Provision for income taxes                                            35,817               40,786
                                                          ------------------   -------------------
Net loss                                                       $  (3,761,741)       $  (4,840,770)
                                                          ==================    =================



The accompanying notes
are an integral part of these
consolidated financial statements.                    F-4

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  For the year ended June 30,
                                                          ----------------------------------------
                                                                   2006                 2005
                                                          ------------------   -------------------
Basic and diluted net loss per share

Net loss                                                       $  (3,661,741)        $ (4,840,770)

    Dividends on convertible preferred stock                        (826,304)          (1,083,463)
                                                          ------------------   -------------------


Net loss attributable to common shareholders                   $  (4,588,045)        $ (5,924,233)
                                                          ==================   ==================

Basic and diluted net loss per share                           $       (0.15)        $      (0.24)
                                                          ------------------   -------------------


Weighted average common shares
  outstanding, basic and diluted                                  31,144,024           24,966,916
                                                          ==================   ==================

The accompanying notes
are an integral part of these
consolidated financial statements.                    F-5

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                      Series A             Series B             Series C
                                                                     convertible          convertible          convertible
                                               Common stock         preferred stock      preferred stock      preferred stock
                                            Shares      Amount    Shares    Amount      Shares    Amount     Shares    Amount
                                            ------      ------    ------    ------      ------    ------     ------    ------
Balance, July 1, 2004                      20,925,261  $ 69,054   190,616  $2,112,039   270,269  $3,257,037   72,461  $3,013,771

Payments of registration penalties            815,626     2,692

Conversion of convertible preferred stock   6,173,318    20,372   (48,955)   (566,976)  (84,814)   (952,996)(59,339)  (2,856,042)

Dividends declared/accrued

Increasing rate preferred stock                                                                      76,768               33,180

Common stock issued for services            1,900,000     6,269

Dividends paid on preferred stock                                  19,058     285,916    21,764     349,168   2,906      174,360

Amortization of common Stock

National Financial Services exercise fee for   10,000        33
Strategic Corporate Initiatives

Nasdaq share listing

Warrant to Excelsior for ECCI acquisition

Net loss, year ended June 30, 2005

                                           ----------  --------   -------  ----------  --------  ----------   ------  ----------
                                           29,824,205   $98,420   160,719  $1,830,979   207,219  $2,729,977   16,028  $  365,269
                                           ==========  ========   =======  ==========  ========  ==========   ======  ==========

The accompanying notes are an integral
part of these consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                            Additional                    Unamortized       Total
                                            paid-in        Accumulated  value of equity  shareholders'
                                            capital          deficit      compensation      equity
                                            ------------   ------------  --------------   ------------
Balance, July 1, 2004                         $73,631,120  $(72,664,653)  $ (480,201)      $8,938,167

Payments of registration penalties              1,365,068                                   1,367,760

Conversion of convertible preferred stock       4,355,642                                           0

Dividends declared/accrued                       (888,871)                                   (888,871)

Increasing rate preferred stock                  (109,948)                                          0

Common stock issued for services                  614,094                     437,201       1,057,564

Dividends paid on preferred stock                                                             809,444

Amortization of common Stock                                                                        0

National Financial Services exercise fee for        9,967                                      10,000
Strategic Corporate Initiatives

Nasdaq share listing                              (71,649)                                    (71,649)

Warrant to Excelsior for ECCI acquisition         175,000                                     175,000

Net loss, year ended June 30, 2005                            (4,840,770)                  (4,840,770)

                                             ------------   ------------  --------------   ------------
                                              $79,080,423   $(77,505,423) $   (43,000)     $6,556,645
                                             ============   ============  ==============   ============

The accompanying notes are an integral
part of these consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                      Series A              Series B             Series C
                                                                     convertible           convertible          convertible
                                               Common stock         preferred stock       preferred stock      preferred stock
                                             Shares      Amount    Shares     Amount      Shares    Amount     Shares    Amount
                                             ------      ------    ------     ------      ------    ------     ------    ------
Balance, July 1, 2005                       29,824,205  $  98,420 160,719   $1,830,979   207,219  $2,729,977   16,028  $  365,269

Conversion of convertible preferred stock    1,194,892      3,943  (4,695)     (70,535)  (42,308)   (676,928)  (4,345)   (236,648)

Conversion of debt to common stock             840,000      2,772

Dividends declared/accrued

Common stock issued for services               150,000        496

Options issued for services

Amortization of stock based compensation

Dividends paid on preferred stock                                  22,162      332,441    28,010     448,160    1,279      76,740

Common stock issued in connection            1,125,000      3,713
 with Securities Purchase Agreement

Legal services in connection with Securities
Purchase Agreement

Nasdaq fees

Net loss year ended June 30, 2006



                                           ------------ ----------- -------- ----------  -------  ----------   ------   ---------
Balance, June 30, 2006                      33,134,097   $109,344   178,186  $2,092,885  192,921  $2,501,209   12,962   $ 205,361
                                            ==========    =======   ======== ==========  =======  ==========   ======   =========

The accompanying notes are an integral
part of these consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                               Additional                  Unamortized       Total
                                                paid-in    Accumulated  value of equity   shareholders'
                                                capital      deficit      compensation      equity
                                              ----------   ------------  --------------   ------------
Balance, July 1, 2005                         $ 79,080,423   $(77,505,423)   $(43,000)     $6,556,645

Conversion of convertible preferred stock          980,168                                          0

Conversion of debt to common stock                 207,228                                     210,000

Dividends declared/accrued                        (826,304)                                   (826,304)

Common stock issued for services                    49,756                                      50,252

Options issued for services                         84,900                                      84,900

Amortization of stock based compensation                                       43,000           43,000

Dividends paid on preferred stock                                                              857,341

Common stock issued in connection
 with Securities Purchase Agreement   52,538                                      56,251

Legal services in connection with Securities
Purchase Agreement                                 (17,800)                                    (17,800)

Nasdaq fees                                        (40,784)                                    (40,784)

Net loss year ended June 30, 2006                             (3,761,741)                   (3,761,741)
                                             ------------   -------------  ------------     ----------
Balance, June 30, 2006                       $ 79,570,125   $(81,267,164)   $      0        $3,211,760
                                             ============   =============  ============     ==========

The accompanying notes are an integral
part of these consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 For the year ended June 30,
                                                                                  2006                2005
                                                                           ----------------     -----------------
  Cash flows from operating activities
    Net loss                                                                 $  (3,761,741)        $  (4,840,770)
     Adjustments to reconcile net loss to net cash used
        in operating activities
           Depreciation                                                            123,397               198,095
           Amortization                                                            753,494               932,278
           Impairment                                                                    -               393,951
           Loss on disposal of property and equipment                                4,949                 4,353
           Non-cash charge to operations with respect to common stock,
               options and warrants issued for services                            178,152             1,057,564
           Bad debt expense                                                        862,954               597,404
           Other income                                                           (477,705)                    -

     Changes in operating assets and liabilities
         Restricted cash                                                            25,958                  (392)
         Accounts receivable                                                       518,025            (1,382,877)
         Inventories                                                               166,143              (388,941)
         Prepaid expenses                                                          (13,171)              (76,768)
         Other current assets                                                            -                30,993
         Other assets                                                               (5,926)              (11,984)
         Accounts payable and accrued expenses                                    (664,567)            1,898,250
         Accrued loss on disposal of discontinued operations                             -              (117,678)
         Deferred revenue                                                         (154,663)              294,175
         Due to Norstan, Inc.                                                            -                34,699
                                                                           ----------------     -----------------
            Net cash used in operating activities                               (2,444,701)           (1,377,648)
                                                                           ----------------     -----------------
     Cash flows from investing activities
         Payment to purchase customer contracts                                          -              (650,000)
         Payment on existing customer list                                        (100,000)                    -
         Acquired receivables related to acquisition of customer list                    -                (6,883)
         Patent costs paid                                                          (9,385)               30,722
         Purchases of property and equipment                               ----------------     -----------------
                                                                                   (31,492)              (48,569)
                                                                           ----------------     -----------------
                Net cash used in investing activities                             (140,877)              674,730)
                                                                           ----------------     -----------------

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                   For the year ended June 30,
                                                             --------------------------------------
                                                                    2006                 2005
                                                             -----------------    -----------------
Cash flows from financing activities
    Nasdaq listing fees                                            (40,784)                     -
    Cash proceeds from issuance of convertible preferred
    stock and warrants                                                   -                 10,000
    Proceeds from securities purchase agreement                  1,125,000                      -
    Financing costs paid                                           (17,800)               (71,649)
    Advances from shareholder                                      210,000                      -
                                                             -----------------    -----------------

          Net cash provided by (used in) financing activities     1,276,416                (61,649)
                                                             -----------------    -----------------

Net decrease in cash and cash equivalents                       (1,309,162)            (2,114,027)


Cash and cash equivalents, beginning of year                     3,325,318              5,439,345
                                                             -----------------    -----------------


Cash and cash equivalents, end of year                          $2,016,156             $3,325,318
                                                             =================    ================



Cash paid for taxes                                             $   70,376             $   41,400
                                                             =================    ================

Cash paid for interest                                          $   41,450             $        -
                                                             =================    ================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
    FINANCING ACTIVITIES

    Dividends accrued on convertible preferred stock            $  826,304              $ 888,871
                                                             =================    ================


    Dividends paid in kind on convertible preferred stock       $  857,341             $2,177,204
                                                             =================    ================


    Conversion of preferred stock to common stock               $  984,111             $4,376,014
                                                             =================    ================

    Purchase price adjustment-reduction of long term
    debt and customer list                                      $  800,000               $      -
                                                             =================    ================


    Note Payable issued to purchase customer list               $       -              $1,050,000
                                                             =================    ================


    Conversion of debt to common stock                          $  210,000             $        -
                                                             =================    ================


    Warrant issued related to acquisition of customer list      $       -              $  175,000
                                                             =================    ================

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



2    Liquidity

     Historically,   the  Company  has  experienced  significant  recurring  net operating losses as well as negative cash flows from operations. The Company's main source of liquidity has been equity and debt financing, which has been used to fund historical losses from operating activities. The maturity date of our notes previously due in March 2007 has been extended beyond June 30, 2007. Based on the Company's cash position of approximately $2.0 million, significant cost cutting initiatives, including vendor negotiations with Sprint, BellSouth, Vartec (carriers), DA Colonial (lessor-Tampa facility), additional staff reductions, further significant executive pay reductions as well as the extension of the maturity date of notes previously due in March 2007, together with current forecasts based on sales growth and debt financing, the Company believes it has sufficient cash to meet its funding needs through June 30, 2007. In addition, certain executive officers and shareholders have guaranteed additional cash flow to the Company in the amount of $200,000 in the event such cash is needed through July 1, 2007. However, there can be no assurances that the Company will be successful in these initiatives or that these initiatives will result in improved financial performance.

3    Significant accounting policies

     Principles of consolidation

     The consolidated financial statements include the accounts of NetWolves Corporation and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

     Cash and cash equivalents

     The Company considers highly liquid investments in debt securities with original maturities of three months or less to be cash equivalents. At June 30, 2005, $25,958 of the Company's cash was utilized to secure various letters of credit and as such had been classified as restricted cash in the accompanying consolidated balance sheet. There was no restricted cash as of June 30, 2006.

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          Inventories

          Inventories consist of raw materials and finished goods. Inventories are valued at the lower of cost or net realizable value using the first-in, first-out method. Additionally, raw material and finished goods amounted to $203,100 and $99,462, respectively, at June 30, 2006 and $274,775 and $193,930, respectively, at June 30, 2005.

          Prepaid expenses


          Prepaid expenses consist primarily of prepaid insurance and licensing fees and are being ratably amortized over their respective contract periods.

          Property and equipment

          Property and equipment are stated at cost. Depreciation is provided on furniture and fixtures and machinery and equipment over their estimated lives, ranging from 3 to 7 years, using the straight-line method. Leasehold improvements are amortized over the lesser of the term of the respective lease or the useful lives of the related assets. Expenditures for maintenance and repairs are charged directly to the appropriate operating accounts at the time the expense is incurred. Expenditures determined to represent additions and betterments are capitalized and amortized over the lesser of their useful lives or the useful lives of the related assets. Depreciation and amortization is included in general and administrative expenses in the accompanying consolidated statements of operations.

          Internally developed software

          Costs associated with the development of software products are generally capitalized once technological feasibility is established in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Software costs are amortized using the greater of the ratio of current revenue to total projected revenue for a product or the straight-line method over its estimated useful life and amortization begins when products become available for general customer release. The Company recorded approximately $0 and $13,000 in amortization expense for the years ended June 30, 2006 and 2005, respectively, relating to internally developed software costs. Costs incurred prior to establishment of technological feasibility are expensed as incurred and reflected as engineering and development costs in the accompanying consolidated statements of operations. The Company incurred approximately $510,000 and $868,000 in research and development costs for the years ended June 30, 2006 and 2005, respectively. The Company did not capitalize any internally developed software costs during the years ended June 30, 2006 and 2005. Accumulated amortization at June 30, 2006 and 2005 was approximately $189,000.

          Goodwill and purchased intangible assets

          The Company accounts for goodwill in accordance with SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". These statements established accounting and reporting standards for acquired goodwill and other intangible assets. Specifically, the standards address how acquired intangible assets should be accounted for both at the time of acquisition and after they have been recognized in the financial statements. In accordance with SFAS No. 142, purchased goodwill, must be evaluated for impairment on an annual basis. Those intangible assets that are classified as goodwill or as other intangibles with indefinite lives are not amortized.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          Impairment testing for goodwill is performed in two steps: (i) the Company determines impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. The Company has performed its annual impairment evaluation required by this standard and determined that no impairment exist with respect to goodwill. Included in goodwill and other indefinite lived intangible assets is goodwill of $3,515,698, licenses of $203,000 and patents of $74,374 ($64,989 at June 30, 2005).
          Identifiable intangible assets consist of software, customer list and non-compete agreements and are being amortized over their estimated lives ranging from 2 to 5 years, using the straight line method. Amortization of $753,494 and $932,278 is included in the general and administrative expenses in the accompanying consolidated statements of operations for the years ended June 30, 2006 and 2005, respectively.

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

          Revenue for shipping and handling are included within Equipment and Consulting revenue and the related costs are included in cost of revenue in the accompanying consolidated statements of operations. The

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          Company classifies shipping and handling cost as a component of general and administrative expenses. The costs are for shipping the product to the customer. Shipping and handling costs for the years ended June 30, 2006 and 2005 were approximately $46,000 and $106,000, respectively. The Company bills its customers directly for shipping and handing costs.

          Stock-based compensation

          In December 2004, the Financial Accounting Standards Board ("FASB") revised SFAS No. 123 ("SFAS No. 123R"), "Accounting for Stock Based Compensation." The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition, the revised statement amends SFAS No. 95, "Statement of Cash Flows," to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. The provisions of the revised statement are effective for the Company commencing July 1, 2006.

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

          After evaluation, on June 29, 2006, the Board of Directors approved accelerating the vesting of approximately 263,104 stock options under the Company's stock plans and granted 815,500 options to employees and 600,000 options to the Board of Directors of the Company, which vested immediately. The options have a range of exercise prices of $.15 to $12.00. The closing price of the Company's common stock on June 28, 2006, the last trading day before approval of acceleration, was $0.11. Since all of the accelerated options were out-of-the-money at the time of the acceleration no charge to operations was recorded. Generally, all options issued to employees are issued at the money and accordingly no charge to operations was recorded. The purpose of the accelerated vesting was to enable the Company to avoid recognizing future compensation expense associated with these options upon adoption of SFAS No. 123R, "Share-Based Payment." The aggregate pre-tax expense that, absent the acceleration and immediate vesting, would have been reflected in the Company's consolidated financial statements beginning in fiscal 2007 is estimated to be approximately $140,000.

          SFAS No. 123R will require the Company to expense stock options based on grant date fair value in its financial statements. The effect on net loss and net loss per share had the Company applied the fair value recognition using the Black-Scholes option pricing model is presented in the following proforma table:

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                       For the years ended June 30,
                                                    --------------------------------
                                                         2006              2005
                                                    -------------     --------------
         Net loss, as reported                      $(3,761,741)      $  (4,840,770)

         Deduct:  Total stock-based employee
           compensation expense determined under
           fair value based method for all
           awards, net of related tax effects         (608,237)            (494,246)
                                                    -------------     ---------------

         Pro forma net loss                         $ (4,369,978)       $(5,335,016)
                                                    =============     ===============

         Basic and diluted net loss per share
                  As reported                       $       (.15)     $        (.24)
                  Pro forma                         $       (.14)     $        (.26)

          Equity issuances to non-employees in exchange for services are charged to operations over the period the services are provided using the fair value method on the measurement date. The costs associated with issuances of fixed awards with pro rata vesting to non-employees are revalued at the respective vesting dates and expensed in the respective consolidated statement of operations as the services are provided.

          The weighted average fair value per share of options and warrants granted to employees and Board of Directors during the years ended June 30, 2006 and 2005 approximated $.16 and $.22 respectively. The fair value of the Company's options and warrants granted to employees and Board of Directors was estimated using the Black-Scholes option pricing model fair value based method using the following assumptions:

                                                           For the years ended
                                                                  June 30,
                                                      --------------------------------
                                                          2006                 2005
                                                          ----                 ----
              Expected life (years)                        5                  3-10
              Risk free interest rate                3.98% - 5.17%        2.48% - 3.93%
              Volatility                               90% - 95%               92%
              Dividends                                    0                    0

          Income taxes

          In accordance with SFAS No. 109 "Accounting for Income Taxes", the Company accounts for income taxes using the liability method which requires the determination of deferred tax assets and liabilities based on the differences between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. The net deferred tax asset is offset by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. The Company and its subsidiaries file a consolidated Federal income tax return.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          Basic and diluted net loss per share

          The Company displays loss per share in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires dual presentation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. The diluted loss per share does not include the impact of potential shares to be issued upon exercise of convertible preferred stock, options and warrants aggregating approximately 19.6 million and 22.8 million common shares at June 30, 2006 and 2005 respectively, because the Company had a net loss attributable to common shareholders and, therefore, the effect would be anti-dilutive.

          Use of estimates

          In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Estimates have been made by management in several areas, including, but not limited to, revenue recognition, allowances for doubtful accounts, the realizability of deferred tax assets, goodwill and other intangible assets and stock based compensation. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

          Concentrations and fair value of financial instruments

          Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and marketable securities. The fair value of financial instruments approximates their recorded values.

          The Company's cash investments are held at primarily one financial institution in excess of the maximum amount insured by the FDIC as of June 30, 2006 and 2005.

          Reclassifications

          Certain reclassifications have been made to the 2005 consolidated financial statements in order to have them conform to the current period's classifications.

          Summary of recent accounting pronouncements

          In November 2004, FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS 151"). SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period costs. The Company adopted SFAS 151 effective July 1, 2005 and it did not have a material impact on the Company's financial position, results of operations, or cash flows.

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

          In March 2005, the FASB issued final guidance that clarifies how companies should account for "conditional" asset retirement obligations. FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), deals with obligations to perform asset retirement activities in which the timing and/or method of settlement are conditional on a future event. In implementing the new guidance, which was adopted by the Company as of June 30, 2006, the Company will need to identify its conditional asset retirement obligations and determine whether it can reasonably estimate the fair value of each obligation. If the Company can reasonably estimate the fair value of an obligation; it needs to recognize a liability for that obligation. The adoption of FIN 47 did not have a material impact on the Company's consolidated financial statements.

          In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"). SFAS No. 154 established new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 supercedes
          Accounting Principles Bulletin ("APB") Opinion No. 20, Accounting Changes and SFAS No. 3, "Reporting Accounting Changes in interim Financial Statements", though it carries forward the guidance of those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity and error corrections. This statement is effective for accounting changes and error corrections made in years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its consolidated financial statements.

          In September 2005, the FASB ratified the EITF's Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues" ("EITF 05-7"), which addresses whether a modification to a conversion option that changes its fair value effects the recognition of interest expense for associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt. The statement will be effective for accounting modifications of debt instrument beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF 05-7 did not have a material impact on the Company's consolidated financial position or results of operations.

          In September 2005, the FASB ratified the EITF's Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature" ("EITF 05-8"), which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in the shareholders' equity for book purposes, but as a liability for income tax purposes) and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, "Accounting for Income Taxes." The statement will be effective for

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          accounting modifications of debt instrument beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF 05-8 did not have a material impact on the Company's consolidated financial position or results of operations.

          In November 2005, the FASB issued Staff Position No. FAS 123 ( R )-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards," FAS 123( R ) provides that companies may elect to use a specified alternative method to calculate the historical pool of excess tax benefits available to absorb tax deficiencies recognized upon adoption of SFAS No. 123 ( R ). The option to use the alternative method is available regardless of whether SFAS No. 123 ( R ) was adopted using the modified prospective or modified retrospective application transition method, and whether it has the ability to calculate its pool of excess tax benefits in accordance with the guidance in paragraph 81 of SFAS No. 123 ( R ). This method only applies to awards that are fully vested and outstanding upon adoption of SFAS No. 123 ( R ). FAS 123 ( R )-3 became effective after November 10, 2005. The adoption of SFAS No. 123 ( R )-3 did not have a material impact on the Company's consolidated financial position or results of operations.

          In June 2005, the FASB ratified the EITF Issue 05-2, "The Meaning of Conventional Convertible Debt Instrument in Issue No. 00-19". EITF
          05-2  retained  the  definition  of a  conventional  convertible  debt instrument as set forth in EITF 00-19, and which is used in determining certain exemptions to the accounting treatments prescribed under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". EITF 05-2 also clarified that certain contingencies related to the exercise of a conversion option would not be outside the definition of "conventional" and determined that convertible preferred stock with a mandatory redemption date would also qualify for similar exemptions if the economic characteristics of the preferred stock are more akin to debt than equity. EITF 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. The Company adopted the provisions of EITF 05-2 on July 1, 2005, which did not have a material effect on the Company's consolidated financial position or results of operations.

          In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" an amendment to SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006 with early adoption permitted. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its consolidated financial statements.

          In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" - an amendment of SFAS No. 140. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This statement should be adopted as of the beginning of its first fiscal year that begins after September 15, 2006 with early adoption permitted. The Company does not expect the adoption of SFAS No. 156 to have a material impact on its consolidated financial statements


          In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4    Property and equipment, net

     Property and equipment consist of the following:

                                                                                     June 30,
                                                                        ---------------------------------------
                                                                                2006                2005
                                                                        -----------------    ------------------
              Machinery and equipment                                   $       787,201      $         908,108
              Furniture and fixtures                                            234,764                239,698
              Leasehold improvements                                            141,909                142,432
                                                                        ---------------      ------------------
                                                                              1,163,874              1,290,238
              Less: accumulated depreciation and amortization                (1,015,254)            (1,044,764)
                                                                        ---------------      ------------------

              Property and equipment, net                               $      148,620       $         245,474
                                                                        ==============       =================

     Depreciation expense on property and equipment was $123,397 and $198,095 for fiscal years 2006 and 2005, respectively.

5    Identifiable Intangible Assets

     Identifiable intangible assets consist of the following:

                                                                  June 30,
                                                      ----------------------------------
                                                             2006               2005
                                                      ----------------   ---------------
         Software                                         $ 1,462,029       $ 1,462,029
         Customer List                                      2,947,755         3,747,755
         Non-Compete                                          200,000           200,000
                                                      ----------------   ---------------

                  Total
                                                           $4,609,784        $5,409,784

                          Less: Accumulated                 3,417,741         2,784,247
                                                      ----------------   ---------------
                           Amortization
                  Identifiable Intangible Assets, net     $ 1,192,043       $ 2,625,537
                                                      ================   ===============

          Amortization expense for the years ended June 30, 2006 and 2005 amount to $753,494 and $932,278, respectively.

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          In September 2005 the Company has determined that gross revenues derived from the ECCI customer list did not reach the annual revenue of $2 million as required by the purchase agreement and also no longer believes that the balance of the payments are assured beyond a reasonable doubt. Accordingly, the Company has recorded a decrease in the customer list in the amount of $800,000 and a corresponding decrease in notes payable. As a result, the Company has reversed previously recorded amortization expense and accrued interest totaling $144,002, which is reflected as other income in the accompanying consolidated statements of operations. The adjustment will also have the effect of reducing future amortization expense by $160,000 per annum. The Company will record the remaining $600,000 of the performance payment when it becomes probable that the payments will become due.

          In April 2005, the Company acquired a customer list and entered into a non-compete for $200,000 and $200,000 respectively. The customer list has an estimated useful of 5 years and the non-compete has an estimated useful life of 27 months. The Company made cash payment of $150,000 with three additional annual payments commencing July 31, 2005 in the amounts of $100,000, $100,000 and $50,000. The Company has made the first annual payment in the amount of $100,000. (See Note 7). Subsequent to June 30, 2006 the Company made payments totaling $60,000 on this existing customer list.

          During the year ended June 30, 2005, the Company recorded an impairment charge for one of its customer lists due to the loss of a customer that represented 27% of revenues in the amount of $393,951, which is included in the consolidated statements of operations. The impairment charge which is reflected in the Voice Segment arose as a result of a sales contract with Swift Transportation, which terminated on June 30, 2005.

          Future amortization expense for the above intangible assets are as follows:

             For the year ended
             ------------------
                 June 30,                   Amount
                 --------                   ------
                  2007                   $  753,492
                  2008                      185,184
                  2009                      181,700
                  2010                       71,667
               Thereafter                         -
                                         -----------
                 Total                   $1,192,043
                                         ===========

6    Accounts payable and accrued expenses

     Accounts payable and accrued expenses consist of the following:

                                                                                      June 30,
                                                                        ----------------------------------
                                                                               2006             2005
                                                                        -----------------    -------------


              Trade accounts payable and other accrued operating
                 expenses                                                $  3,271,042         $  4,329,536
              Sales and excise tax payable                                    132,409              373,415
              Universal service charges payable                             1,114,795              950,651
              Dividends payable                                               490,819              520,068
              Compensated absences                                            356,361              361,506
              Other liabilities                                               372,826              143,907
              Bonuses and commissions payable                                  16,974              112,556
              Accrued taxes                                                       159                8,379
              Accrued losses on discontinued operations                             -                8,677
                                                                                    -                -----
                                                                         $  5,755,385         $  6,808,695
                                                                         ============         ============

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7    Long Term Debt

     Long Term debt at June 30, 2006 consists of the following:

                                                                                                    June 30,
                                                                                    -------------------------------------
                                                                                         2006                     2005
                                                                                    --------------           ------------
           Note payable - 13 month note, 18% annual interest rate, paid monthly.
           In addition, the Company is required to
           maintain certain covenants. (See Note 8). Due March 2007                $     403,750                       -
           collateralized by substantially all assets of the Company
           This note was due March 2007 but has been extended
           beyond June 30, 2007 collateralized by substantial
           assets of the Company.
           Note payable - 18 month note, 18% annual interest rate paid monthly.
           In addition, the Company is required to
           maintain certain covenants. (See Note 8) Due November 2007                    665,000                       -
           collateralized by substantially all assets of the Company

           Note payable - 4% annual interest rate, payable in four
           annual installments. Payments contingent on achieving
           targeted revenues (See Note 5)                                                      -                 800,000
                                                                                    -------------------------------------
           Note payable - 2 remaining contingent payments in the
            amount of $100,000 due July 31, 2006 and $50,000 due July
           31, 2007. Payments contingent on achieving targeted
           revenues                                                                      150,000                 250,000
                                                                                    -------------------------------------
           Total Long-Term Debt                                                        1,218,750
           Less: Current Maturities                                                     (100,000)               (300,000)
                                                                                    -------------------------------------
           Long-Term Debt, Less Current Maturities                                  $  1,118,750                 750,000
                                                                                    =====================================

     Maturities of long-term debt at June 30, 2006 for the next five years and in the aggregate are as follows:

                         For the year ending June 30,   Amount
                         ----------------------------   ------
                                      2007            $  100,000
                                      2008             1,118,750
                                   Thereafter                  -
                                                      ----------
                                                       1,218,750
                                                      ==========

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     At all times the Company must maintain current accounts receivable of no less than $1,500,000.

     The Company was not in violation of any debt covenants for the year ended June 30, 2006.

8    Shareholders' equity

     Common stock issuances

     Management determined the fair value of all common stock issuances based on each respective issuance's quoted market price at the measurement date. For shares of common stock issued to consultants, the measurement dates used were the vesting dates of the common stock.

     For the year ended June 30, 2005, the Company issued 1,910,000 shares of its common stock, including:

     o During February 2005, 10,000 shares of the Company's common stock were issued to an individual upon the exercise of warrants previously issued for cash consideration of $10,000.

     o During June 2005, the Company issued an aggregate of 1,875,000 shares of unregistered common stock from its shareholder approved stock plans to certain members of its executive management team and its board of directors, valued at $712,500.

     For the year ended June 30, 2006, the Company issued 3,309,982 shares of its common stock as follows:

     o The Company received a non-interest bearing advance from a shareholder in the amount of $210,000 during the quarter ended September 30, 2005, with no scheduled repayment terms. During the quarter ended December 31, 2005 this short term debt was repaid with the issuances of 840,000 shares of restricted common stock, with no registration rights.

     o During December 2005, the Company entered into an agreement with a consultant. In return for services, the Company issued 75,000 shares with a value of $30,001 of the Company's common stock.

     o During January 2006, the Company entered into an agreement with a consultant. In return for services, the Company issued 75,000 shares with a value of $20,251 of the Company's common stock.

     o During March 2006, the Company entered into a securities purchase agreement whereas the Company sold 18% senior secured promissory notes in the principal amount of up to $950,000 and up to 1,000,000 shares of the Company's common stock, at a price of $0.05 per share or 100 shares for each $95.00 of principal amount of notes sold. As a result of this debt financing agreement the Company issued 425,000 shares of the Company's common stock for $21,251 with registration rights.

     o In May 2006, the Company entered into an additional securities purchase agreement wherein the Company sold 18% senior secured promissory notes in the principal amount of $665,000 and 700,000 shares of the Company's common stock at a price of $0.05 per share or 100 shares for each $95.00 of principal amount of notes sold. The notes bear interest at the rate of 18% and provide for a maturity date eighteen months from the closing date. As a result of this debt financing agreement the Company issued 700,000 shares of the Company's common stock for $35,000 with registration rights.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     o During June 2006, the Company entered into an agreement with a consultant. In return for services, the Company granted options to purchase 950,000 shares with a value of $66,500.

     o During June 2006, the Company entered into an agreement with a consultant. In return for services, the Company granted options to purchase 200,000 shares with a value of $16,000.

     o During June 2006, the Company entered into an agreement with a consultant. In return for services, the Company granted options to purchase 40,000 shares with a value of $2,400.

          During the year ended June 30, 2006, investors had converted 4,695 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock"), 42,308 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") and 4,345 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") resulting in issuances of 1,194,892 shares of common stock.

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

     In accordance with the Company's preferred stock shareholder agreements, upon notification, the Company is required to file a registration statement to register the Company's common stock. The Company received a request to file a registration statement on May 1, 2003 and the related registration statements were not declared effective until June 2, 2004, and July 19, 2004. As a result, the Company has calculated the default penalties specified within the preferred stock agreements and reflected it as a dividend to preferred shareholders at June 30, 2004 and 2003 within the Company's financial statements. The Company recorded $54,791 and paid all penalties by issuing 815,626 shares of common stock and 250,517 five-year warrants with an exercise price of $1.50 per share during fiscal year 2005.

     As of June 30, 2006, approximately 7,977,128 shares of the Company's common stock are issuable upon conversion of preferred stock.

     During the year ended June 30, 2006, investors had converted 4,695 shares of Series A Preferred Stock, 42,308 shares of Series B Preferred Stock and 4,345 shares of Series C Preferred Stock resulting in issuances of 1,194,892 shares of common stock.

     Series A Convertible Preferred Stock
     ------------------------------------

     On July 16, 2002 the Company amended its Certificate of Incorporation, as authorized by its Board of Directors, by designating 1,000,000 shares of its 2,000,000 shares of preferred stock as Series A Convertible Preferred Stock, par value $.0033 per share.

     The Company issued 269,462 shares of its Series A Preferred Stock for total cash consideration of $4,041,972 during fiscal 2003. The shares were issued in connection with a private offering of the Company's securities pursuant to which shareholders also received warrants to purchase shares of the Company's common stock. Five warrants were issued for each share of Series A Preferred Stock. The warrants, which were valued at $779,427, have an exercise price equal to $1.65 per share and are exercisable for five years from the issuance date.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Cumulative dividends on the Series A Preferred Stock accrue at a rate of 12% per annum and will be payable annually at the Company's option in cash or Series A Preferred Stock. Cumulative preferred dividends accrued on the Series A Preferred Stock were $325,804 and $332,393 at June 30, 2006 and 2005, respectively. Each share of the Series A Preferred Stock was originally convertible at the holders' option into 10 shares of common stock. Pursuant to the anti-dilution provision of the Series A Preferred Stock, each share of Series A Preferred Stock is now convertible into 18.75 shares of common stock. Each share of Series A Preferred Stock will have ten votes and will vote as a single class with holders of the Company's common stock.

     In July 2005 and 2004 stock dividends totaling 22,162 and 19,058 shares, respectively were paid in Series A Preferred Stock to Series A Preferred Stock investors representing accrued dividends through June 30, 2005 and 2004, respectively. As a result of the issuance of stock dividends, the Company recorded a beneficial conversion dividend of $82,188 in fiscal 2005.

     Series B Convertible Preferred Stock
     ------------------------------------

     On October 30, 2002, the Company amended its Certificate of Incorporation, as authorized by its Board of Directors, by designating 500,000 shares of its 2,000,000 shares of preferred stock as Series B Convertible Preferred Stock, par value $.0033 per share.

     The Company issued 290,963 shares of its Series B Preferred Stock for total cash consideration of $4,655,300 during fiscal 2003. The shares were issued in connection with a private offering of the Company's securities pursuant to which shareholders also received warrants to purchase shares of the Company's common stock. Five warrants were issued for each share of Series B Preferred Stock. The warrants which were valued at $701,430, have an exercise price equal to $1.25 per share and are exercisable for five years from the issuance date.

     Cumulative dividends on the Series B Preferred Stock accrue at a rate of 8% of the gross issuance price per share annually from the date of issuance through January 31, 2005 and thereafter at a rate of 12% per annum and will be payable annually at the Company's option in cash or Series B Preferred Stock. Cumulative preferred dividends accrued on the Series B Preferred Stock were $153,349 and $173,332 at June 30, 2006 and 2005, respectively. Each share of the Series B Preferred Stock is convertible at the holders' option into 20 shares of common stock. Each share of Series B Preferred Stock will have ten votes and will vote as a single class with holders of the Company's common stock.

     On February 1, 2006 and 2005 stock dividends totaling 28,010 and 21,764 shares, respectively were paid in Series B Preferred Stock to Series B Preferred Stock investors representing accrued dividends through January 31, 2005 and 2006, respectively. As a result of the issuance of stock dividends, the Company recorded a beneficial conversion dividend of $82,703 in fiscal 2005.

     Series C Convertible Preferred Stock
     ------------------------------------

     The Company amended its Certificate of Incorporation, as authorized by its Board of Directors, by designating 100,000 shares of its 2,000,000 shares of preferred stock as Series C Convertible Preferred Stock, par value $.0033 per share.

     The shares were issued in connection with a private offering of the Company's securities pursuant to which shareholders also received warrants to purchase shares of the Company's common stock at an exercise price equal to $1.50 per share. Six warrants were issued for each share of Series C

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Preferred Stock. The warrants, which were valued at $616,012, have an exercise price equal to $1.50 per share and are exercisable for five years from the issuance date. As a result of the issuance of Series C Preferred Stock, the Company recorded a beneficial conversion of $3,106,724.

     Cumulative dividends on the Series C Preferred Stock accrue at a rate of 9% per annum and will be payable annually at the Company's option in cash or Series C Preferred Stock. Cumulative preferred dividends accrued on the Series C Preferred Stock were $11,666 and $14,343 at June 30, 2006 and 2005, respectively. Each share of the Series C Preferred Stock is convertible at the holders' option into 60 shares of common stock. Each share of Series C Preferred Stock will have fifteen votes and will vote as a single class with holders of the Company's common stock.

     On May 1, 2006 and 2005 stock dividends totaling 1,279 and 3,783 shares, respectively were paid in Series C Preferred Stock to Series C Preferred Stock investors represent accrued dividends through April 30, 2006 and 2005, respectively.

     Stock option plans

     The Company's Stock Option Plans (the "Plans"), authorize the Board of Directors to grant nonstatutory stock options to employees and directors to purchase up to a total of 9,932,500 shares of the Company's common stock. Generally, options granted under the Plans vest ratably over three years. If any award under the Plans terminates, expires unexercised, or is canceled, the shares of common stock that would otherwise have been issuable pursuant thereto will be available for issuance pursuant to the grant of new awards.

                                                                              Approximate
                                                             Maximum         net cumulative
                                                            allowable          issuances              Maximum
                     Plans            Date adopted          issuances         June 30, 2006        term in years
             -------------------  -------------------   -----------------  -----------------       -------------
                  1998 Plan            June 1998                  282,500            109,500             10
                  2000 Plan            July 2000                1,500,000            610,500             10
                  2001 Plan          February 2001              1,750,000                  0             10
                  2002 Plan            June 2002                3,000,000          1,901,650             10
                  2003 Plan            June 2003                2,400,000          2,162,050             10
                  2006 Plan            April 2006               1,000,000            315,500             10
                                                        -----------------  -----------------
                                                                9,932,500          5,099,200
                                                        =================  =================

     Warrants

     For the year ended June 30, 2005, the Company granted warrants to purchase its common stock as follows:

          o During October 2004, a consultant was granted a warrant to purchase 350,000 shares of unregistered common stock in connection with services performed with respect to the ECCI transaction. The aggregate fair value of these vested shares is $175,000 at June 2005 and are included in the balance sheet as of June 30, 2005.

     For the year ended June 30, 2006, the Company granted warrants to purchase its common stock as follows:

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     During June 2006, three advisors were granted options to purchase in the aggregate 1,190,000 shares of authorized and unissued common stock at the price of $.15 per share which vest immediately and have a fair value of $84,900.

     The  fair  value  of  the  Company's   options  and  warrants   granted  to
     non-employees was estimated using the Black-Scholes fair value based method using the following assumptions:

                                                    For the year ended
                                                          June 30,
                                             ---------------------------------
                                                  2006                 2005
                                                  ----                 ----
              Contractual life (years)             5                  3-10
              Risk free interest rate        3.98% - 5.17%        2.48% - 3.93%
              Volatility                       90% - 95%               92%
              Dividends                            0                    0

     Summary of options and warrants

     The following is a summary of all of the Company's stock options and warrants that were described in detail above:

                                                            Year ended June 30, 2006         Year ended June 30, 2005
                                                        --------------------------------     ------------------------
                                                                         Weighted                                  Weighted
                                                                         average                                    average
                                                  Number options         exercise        Number options and        exercise
                                                        and             price per             warrants             price per
                                                      warrants             share                                     share
                                                 -----------------  ------------------   ------------------        ---------

Outstanding at June 30, 2005                       14,714,563            $ 2.53               14,284,513            $2.83
Granted                                             2,623,650               .16                  879,700             1.00
Exercised                                                   -                 -                  (10,000)            1.00
Forfeited/expired                                  (5,757,443)             3.97                 (439,650)            9.07
                                                 -----------------  ------------------   ------------------        ---------

Outstanding at June 30, 2006                       11,580,770           $  1.27               14,714,563            $2.53
                                                 =================  ==================   ==================        =========

     At June 30, 2006 and 2005, there were approximately 4,833,300 and 4,643,500 options available for future issuance, respectively.

     The following table summarizes information about all of the Company's options and warrants outstanding at June 30, 2006:

                                                  Options and warrants              Options and warrants
                                                     outstanding at                    exercisable at
                                                      June 30, 2006                     June 30, 2006
                                      ------------------------------------------  -------------------------
                                                       Weighted
                                                        average       Weighted                     Weighted
                                                       remaining      average                       average
                  Range of              Number of     contractual     exercise      Number of      exercise
               exercise prices            shares          life         price         Shares          price
               ---------------        ------------   -------------  ------------  ------------   ----------

         $      0.15-$1.50               9,246,960           2.52  $      .89       9,246,960  $      .89
         $      1.63-$2.00               1,928,810           1.40  $     1.65       1,928,810  $     1.65
         $      2.94-$3.00                  25,000           2.00  $     3.00          25,000  $     3.00
         $      5.00-$5.25                 183,000           1.66  $     5.00         183,000  $     5.00
         $     11.50-$12.00                197,000           3.37  $    11.92         197,000  $    11.92
                                      ------------                                ------------
                                        11,580,770                                  11,580,770
                                      ============                                ============

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Options and warrants exercisable as of June 30, 2005 were 13,338,133. All employee based stock compensation awards issued for the year ended June 30, 2006 had no intrinsic value and, accordingly, resulted in no charge to operations in such period.

9    Segment information

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

     The Voice Services segment provides voice services including switched and dedicated outbound, switched and dedicated toll-free inbound, dedicated T1 access loops, calling and debit cards, and conference calling. The Managed Service Charges segment, which operates worldwide, provides network and security technology and a variety of recurring managed data services. The Equipment and Consulting segment, which operates worldwide, is primarily engaged in the design, development, marketing and support of information delivery hardware products and software as well as providing consulting services on an as needed basis for certain existing or potential customers.

                                                          For the year ended June 30,
                                                      -----------------------------------
                                                             2006                2005
                                                      ----------------    ---------------
         Revenue
              Voice Services                           $13,725,882             18,577,641
              Managed Service Charges                    8,011,342              8,422,623
              Equipment and Consulting                      99,485                129,443
                                                      ----------------    ---------------

                  Total                                $21,836,709           $ 27,129,707
                                                      ================     ==============

         Cost of revenue
         Voice Services                                 $9,398,137           $ 12,573,985
         Managed Service Charges                         4,874,779              4,961,392
         Equipment and Consulting                           28,628                  6,554
                                                      ----------------    ---------------
                Total                                  $14,301,544           $ 17,541,931
                                                      ================    ===============

         Operating (loss) income
              Voice Services                           $(2,615,138)         $ (3,293,054)
              Managed Service Charges                   (1,535,874)           (1,492,986)
              Equipment and Consulting                        -                  (22,945)
                                                      ----------------    ---------------
                  Total                                $(4,151,012)         $ (4,808,985)
                                                      ================       =============

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Revenue and cost of revenue are allocated to each segment on a specific identification method, operating expenses are allocated to each segment on a pro rata basis, based upon revenue. The Company is not disclosing total assets for each reportable segment because this information is not reviewed by the chief operating decision maker.

     All of the Company's sales occur in the United States and are shipped primarily from the Company's facilities in the United States. There were no sales into any one foreign country in excess of 10% of total net sales.

8    Income taxes

     The provision for income taxes consists of the following:

                                                             For the year ended June 30,
                                                         ----------------------------------
                                                               2006              2005
                                                         ---------------   ----------------

              Current - Federal and States                   $ 35,817      $     40,786
              Deferred - Federal                                    0                 0
              Deferred - States                                     0                 0
                                                         ---------------   ----------------
              (Benefit from) provision for income taxes      $ 35,817      $      40,786
                                                         ================  ================

     The following table summarizes the significant differences between the Federal statutory tax rate and the Company's effective tax rate for financial reporting purposes:

                                                            For the year ended June 30,
                                                         --------------------------------

                                                               2006              2005
                                                         ---------------   --------------

              Federal statutory tax rate                        (34%)          (34%)
              State and local taxes net of Federal              (2.3)           .8
                Tax effect
              Permanent differences                              .6             .5
              Valuation allowance on deferred tax
                Asset                                          36.7           33.50
                                                         ---------------   --------------
              Effective tax rate                                1.0%            .8%
                                                         ===============   ==============

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The tax effects of temporary differences and carryforwards that give rise to deferred tax assets or liabilities are summarized as follows:

                                                                                       June 30,
                                                                        ----------------------------------
                                                                               2006             2005
                                                                        -----------------    -------------

                  Non deductible reserves and other                      $    852,237       $  625,627
                  Loss on disposal of discontinued operations                       -            3,471
                  Intangible assets                                          (464,736)      (1,033,220)
                  Net operating loss carryforward                          19,817,847       18,875,212
                  Valuation allowance on net deferred tax asset           (20,205,348)     (18,471,090)
                                                                        -----------------   --------------

                           Deferred tax asset, net                      $        0.00       $    0.00
                                                                        =================   ==============

     Due to the history of net operating losses for income tax purposes, the Company has provided for full valuation allowances on the net deferred tax asset due to it being more likely than not that the deferred tax asset will not be utilized.

     At June 30, 2006, the Company has net tax operating loss carryforwards of approximately $49.5 million. A portion or all of these losses may be subject to Section 382 of the Internal Revenue Code and therefore not available to offset future income tax liabilities. The carryforward losses expire through 2026 and have not been recognized in the accompanying consolidated financial statements as a result of a valuation allowance against the deferred tax asset.

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

     During  the  years  ended  June  30,  2006  and  2005,   the  Company  paid
     approximately $140,000 and $179,000, respectively, for legal services to law firms in which an employee/shareholder is affiliated.

     The Company received a non-interest bearing advance from a shareholder in the amount of $210,000 during the quarter ended September 30, 2005, with no scheduled repayment terms. During the quarter ended December 31, 2005 this short term debt was repaid with the issuances of 840,000 shares of restricted common stock, with no registration rights.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10   Major customers/significant agreements

     Approximately 10% and 27% of our sales were made to Swift Transportation during the year ended June 30, 2006 and June 30, 2005 respectively. Our agreement with Swift Transportation terminated on June 30, 2005.

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

                                                 Monthly
         Months                                Commitment
         ---------                             ----------
         41 - 52 (November 2006)               $  550,000
         53 - 64 (November 2007)                  650,000
         65 - 76 (November 2008)                  750,000

     The Company made purchases from Sprint that aggregated approximately 43.5% and 73% of the total cost of revenue for the years ended June 30, 2006 and 2005, respectively. The Company has a commitment to purchase a minimum of $650,000 of telecommunication services monthly from Sprint.

11   Commitments and contingencies

     Leases

     The Company has entered into several leases for office space, office equipment and vehicles. At June 30, 2006, the approximate future minimum annual lease payments, are summarized as follows:

                  Fiscal year ending June 30,

                       2007                         397,329
                       2008                         411,225
                       2009                         425,121
                       2010                         426,246
                       2011                         233,918
                                                -----------
                                                $ 1,893,839
                                                ===========

     Total rent expense for the years ended June 30, 2006 and 2005 was $423,252 and $539,791, respectively.

Employment agreements

     The Company has employment agreements with certain members of its executive management team. All of the employment agreements provide for certain payments following death or disability, for certain fringe benefits such as

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

          o The agreement with the Senior Vice President is for a term of three years, subject to two additional one-year extensions, at an annual salary of $175,000. On July 1, 2004, a new agreement was entered into for a term of five years, terminating on July 1, 2009 and subject to additional one-year extensions at an annual salary of $175,000

          o The agreement with the Chief Financial Officer is for a term of three years, subject to two additional one-year extensions, at an annual salary of $150,000. On July 1, 2004, a new agreement was entered into for a term of five years, terminating on July 1, 2009 and subject to additional one-year extensions, at an annual salary of $175,000.

     Litigation

     On April 24, 2006, the Company's subsidiary NetWolves ECCI Corp (the "Subsidiary") filed an action in the Florida Circuit Court, Hillsborough County against Education Communications Consortia Inc. ("ECCI"). The action arises from ECCI's breach of the October 1, 2004 Asset Purchase Agreement between the parties (the "Agreement") by failing to pay $70,273 pursuant to a reconciliation of billings, receivable and costs in accordance with the terms of the Agreement.

     On April 27, 2006, ECCI served the Company and Subsidiary with an action in the Circuit Court of Kanawha County, West Virginia, alleging, inter alia, that the Subsidiary had failed to pay the $200,000 first installment of a promissory note ("the Note") and has anticipatorily breached payment of the remaining balance. As a consequence, ECCI alleges that the entire $800,000 note, together with interest and costs, is joint and severally due and payable by the Subsidiary and by the Company, as guarantor. ECCI asserts additional claims against the Company in the aggregate sum of approximately $121,000 based on alleged reimbursable costs incurred by ECCI.

     The Company and Subsidiary believe that ECCI's action is without merit and therefore no accrual has been made. Among other things, it is the Company's position that the Agreement provided as a condition precedent to any installment payment that ECCI achieve annual gross revenue of at least $2,000,000; and that ECCI failed to achieve this amount. However, there can be no assurances that the Company will be successful .

     Benefit plans

     The Company has established a 401(k) defined contribution plan. Employees 21 years or older with at least six months of service are eligible to participate in the plan. Participants may elect to contribute, on a tax-deferred basis, up to 15% of their compensation, not to exceed the maximum amount allowed by law. The Company did not make any contributions to the plan for the years ended June 30, 2006 and 2005.