Form 10KSB/A
period 2006-06-30
NETWOLVES CORP
filed 2006-10-31
CIK 1084103

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

Documents Incorporated by Reference - None.

A copy of the Company's Annual Report on Form-10KSB for the year ended June 30, 2006, as filed with the Securities and Exchange Commission, is available without charge to interested stockholders upon a written request to:

         Mr. Peter Castle
         NetWolves Corporation
         4805 Independence Parkway
         Suite 101
         Tampa, FL  33634-7527

                     NETWOLVES CORPORATION AND SUBSIDIARIES
                                  FORM 10-KSB

                               TABLE OF CONTENTS

PART I
     ITEM 1       Description of Business ................................................................        1
     ITEM 2       Description of Property ................................................................       17
     ITEM 3       Legal Proceedings ......................................................................       17
     ITEM 4       Submission of Matters to a Vote of Security Holders ....................................       18


PART II
     ITEM 5       Market for Common Equity, Related Stockholder Matters and Small Business
                  Issuer Purchases of Equity Securities ..................................................       18
     ITEM 6       Management's Discussion and Analysis of Plan of Operation...............................       18
     ITEM 7       Financial Statements....................................................................       23
     ITEM 8       Changes in and Disagreements with Accountants on Accounting and Financial
                    Disclosure............................................................................       23
     ITEM 8a      Controls and Procedures ................................................................       24


PART III
     ITEM 9       Directors, Executive Officers, Promoters and Control Persons; Compliance with
                  Section 16(a) of the Exchange Act.......................................................       25
     ITEM 10      Executive Compensation .................................................................       27
     ITEM 11      Security Ownership of Certain Beneficial Owners and Management and
                  Related Stockholder Matters.............................................................       30
     ITEM 12      Certain Relationships and Related Transactions .........................................       32
     ITEM 13      Exhibits................................................................................       33
     ITEM 14      Principal Accountant Fees and Services .................................................      34


SIGNATURES        ........................................................................................       35

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


                                    PART II


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

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The directors and executive officers of the Company and their ages are as follows:


         Name                   Age                 Position
         ----                   ---                 ---------

Walter M. Groteke               36      Chairman of the Board, President and
                                        Chief Executive Officer
Walter R. Groteke               60      Executive Vice President and
                                        Director
Peter C. Castle                 38      Chief Financial Officer, Vice President
                                        Finance, Treasurer and Secretary
Scott E. Foote                  45      Vice President
Ryan Kelly                      40      Vice President
Leonard Luttinger               57      Vice President
Fassil Gabremariam              61      Director
Gerald A. Gagliardi             59      Director
Myron Levy                      65      Director
Michael R. Rocque               47      Director


Principal Occupations of Officers and Directors

Walter M. Groteke (36), a co-founder of the Company, has been Chairman of the Board, Chief Executive Officer and a director of the Company since June 1998. Mr. Groteke is responsible for planning, developing and establishing policies and business objectives for the Company. From June 1995 until 1997, Mr. Groteke was regional business development manager for Techmatics, Inc., an information systems Department of Defense contractor. From May 1993 to June 1995, Mr. Groteke was senior account manager for NYNEX's strategic account management program.

Walter R. Groteke (60) has been a director of the Company since February 1999 and Vice President - Sales and Marketing since August 1998. From 1995 through July 1998, Mr. Groteke was a regional and district sales manager for GTE Florida and GTE Communications Corporation. Mr. Groteke founded Hawk Telecom in 1975 and was President until its sale in 1994. Mr. Groteke is the father of Walter M. Groteke.

Peter C. Castle (38) has been our Chief Financial Officer since 2001, Vice President - Finance since January 2000, Controller from August 1998 until December 1999 and Treasurer and Secretary since August 1999. From 1996 through July 1998 Mr. Castle was the Southeast Regional Finance Manager for Magellan Health Service, Inc. a $1.6 billion managed behavioral care company based in Georgia. Prior to that Mr. Castle was the Controller for Physician's Care Network of NY, Inc.

Scott Foote (45) has been Vice President since June 2003 and President of NetWolves Network Services since the company's acquisition in July 2002. Prior to NetWolves, Mr. Foote held a number of positions at Norstan Network Services, Inc. (NNSI), including Business Segment Director, Director of Operations, Director of Product Development and National Account Manager. Prior to NNSI, Mr. Foote was the Chief Operating Officer and Vice President of Membership Development for Telecommunications Cooperative Network (TCN), where he managed the day to day operations including sales, marketing, finance and information technology.

Ryan Kelly (40) joined NetWolves in December 2002 and serves as Vice President of Sales for NetWolves Global Services where he is responsible for establishing new business opportunities with Fortune 1000 enterprises. For more than five years prior to joining NetWolves, Mr. Kelly was a leading Sales Manager at WorldCom where he was recognized as the top NY regional sales manager for the two years prior to joining NetWolves. Mr. Kelly also received multiple President's Club and Inner Circle awards during his ten years at WorldCom.

Leonard Luttinger (57) joined NetWolves in November 2000. His principal responsibilities include the development of marketing strategies and their implementation by NetWolves' direct sales force and sales agents. Mr. Luttinger is also responsible for intellectual property legal affairs, technical support services and serves in a NetWolves management capacity for TSG Operations. Prior to NetWolves, Mr. Luttinger was the founder of Granite Technologies and founder and director of NetSmart Technologies, Inc. He is also a 25 year veteran of Burroughs (Unisys) where he held increasingly responsible positions in systems engineering, sales and marketing, product development and professional services management.

Fassil Gabremariam (61) has been a director of the Company since January 2003 and is a member of the Audit and Compensation Committees. Prior to joining us, Mr. Gabremariam served as Vice President of Finance with GTE Corporation for 25 years both in domestic and international assignments including manufacturing, auditing, information and technology and telecommunication services. Mr. Gabremariam is a highly respected member of the Tampa Bay community. In 1994 he was appointed Commissioner of the Tampa Bay Port Authority and was re-appointed in 1999 by Governor Jeb Bush where he served until 2001. He has served on several prestigious boards including the Technology Board of Enterprise Florida, the Merchants Association, the University Community Hospital and the United Way. Mr. Gabremariam is also a member of the Board of Trustees of the University of Tampa, the Council on Foreign Relations and the Society of International Business Fellows. In October 2002, he was appointed by the Federal Reserve in Washington D.C. to a three-year term as Board Member of the Jacksonville branch of the Federal Reserve representing north central Florida.

Gerald A. Gagliardi (59), a nominee to serve as a director in Class I, was Senior Vice President, Worldwide Customer Services of NCR Corporation from February 2001 until his retirement in March 2006. In this capacity, he was responsible for worldwide customer services, a unit with operations in 130 countries, employing over 13,000 permanent and part time employees. Worldwide Customer Services generates over $2.0 billion in hardware and software maintenance, outsourcing and professional services. From July 2000 until February 2001, Mr. Gagliardi served as a consultant for E.M. Warburg Pincus & Co., LLC, evaluating investments and providing managerial assistance within the Warburg Pincus portfolios. Mr. Gagliardi has had extensive experience in the IT Industry, with 28 years of service at Unisys (Burroughs Corporation) where he served as Executive Vice President and President of Global Customer Service. He also served as CEO and President of Inacom Corporation. Mr. Gagliardi has received various awards during his career, including the Chairman's "Pinnacle of Excellence" award while at Unisys, which had been awarded to only thirteen persons in that company's 100 year history.

Myron Levy (65) has been a director of the Company since November 2000. He is Chairman of our Audit Committee and is a member of our Compensation Committee. Mr. Levy is a certified public accountant and has been President of Herley Industries, Inc., a NASDAQ National Market Company, since June 1993 and Chief Executive Officer since July 2001. He has been employed by Herley since October 1988 having held various executive positions. For the ten years prior to joining Herley, Mr. Levy was employed in various executive capacities, including Vice President, of Griffon Corporation, a New York Stock Exchange company. For approximately ten years prior thereto, Mr. Levy was an accountant with Arthur Andersen LLP.

Michael R. Rocque (47), a nominee to serve as a director in Class III, has been the President of Leading Strategies, Inc. since July 2000, a company which he founded. Leading Strategies, Inc. is a firm focused on providing interim executive management to diverse business organizations for the effective management of rapid growth, crisis situations and dynamic change. Since its inception, Leading Strategies has been involved in several successful engagements including deployment to Iraq as part of a consortium of infrastructure development partners working for the U.S. Government to organize and execute the installation of medical equipment into 150 primary healthcare clinics across Iraq. Leading Strategies, Inc. is also currently engaged with Adirondack Technology Partners for the purpose of commercializing university derived and incubating technology through the formation of new companies to create employment and improve economic development in New York State. For approximately 20 years prior thereto until his retirement in 2000, Mr. Rocque distinguished himself as an officer in the U.S. Army. Mr. Rocque served in the Delta Force, the highest priority combat unit in the U.S. Army, for in excess of 15 years and prior thereto served in the Green Berets. From September 1997 to July 1999, as a Lieutenant Colonel, he was commander of a special operations squadron in Delta Force, responsible for training, equipping, deploying and leading the squadron anywhere in the world immediately upon notification from the President of the United States and the Secretary of Defense. From July 1999 until his retirement in August 2000, he was Chief, Readiness Evaluation Program for the Commanding General of the U.S. Army Special Forces Command. His overall responsibility was to direct, devise and coordinate a comprehensive evaluation program for the five active duty Special Forces Groups in the U.S. Army.

Audit Committee and Audit Committee Financial Expert

The Board has a standing Audit Committee. The Board has affirmatively determined that each director who serves on the Audit Committee is independent, as the term is defined by applicable Securities and Exchange Commission ("SEC") rules. The Audit Committee currently consists of Fassil Gabremariam, Gerald Gagliardi and Myron Levy. The members of the audit committee have substantial experience in assessing the performance of companies, gained as members of the Company's board of directors and audit committee, as well as by serving in various capacities in other companies or governmental agencies. As a result, they each have an understanding of financial statements. However, none of them keep current on all aspects of generally accepted accounting principles. Accordingly, the board of directors does not consider any of them to be a financial expert as that term is defined in applicable regulations. Nevertheless, the board of directors believes that they competently perform the functions required of them as members of the audit committee and, given their backgrounds, it would not be in the best interest of the Company to replace any of them with another person to qualify a member of the Audit Committee as a financial expert.

The Audit Committee regularly meets with our independent registered public accounting firm outside the presence of management.

Compensation Committee

Our Compensation Committee annually establishes, subject to the approval of the Board of Directors and any applicable employment agreements, the salaries which will be paid to our executive officers during the coming year, and administers our stock-based benefit plans. The Compensation Committee currently consists of Fassil Gabremariam, Myron Levy and Michael Rocque. Each member of the Compensation Committee is a director who is not employed by us or any of our affiliates, and is an independent director under applicable SEC rules.

Compliance with Section 16(a) of the Securities Act

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than ten percent of a registered class of our equity securities ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission and the Nasdaq Stock Exchange. These Reporting Persons are required by SEC regulation to furnish us with copies of all Forms 3, 4 and 5 they file with the SEC and Nasdaq. Based solely upon our review of the copies of the forms we have received, we believe that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal 2006.

Code of Ethics

NetWolves Corporation adopted a Corporate Code of Business Ethics (the "Code") that applies to all employees, officers and directors of the Company. It is broad in scope and is intended to foster honest and ethical conduct, including accurate financial reporting, compliance with laws and the like. It does not expressly cover certain procedural matters covered by the Sarbanes-Oxley Act and regulations promulgated thereunder and may not constitute a "code of ethics" within the meaning of the law and regulations. Accordingly, the Company adopted an additional code of ethics on June 29, 2006 that covers senior executive officers of the Company and is intended to comply with the new law and regulations.


ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation with regard to the Chairman/Chief Executive Officer and each of the other executive officers of the Company who received more than $100,000 for services rendered during fiscal 2006.

                                                                      SUMMARY COMPENSATION TABLE
                                              ------------------------------------------------------------------------------
                                                                   Annual Compensation                Long Term Compensation
                                                                                                                     Securities
                                                                                         (4)             (5)         underlying
                                              Fiscal          (6)                    Other annual     Restricted      options/
        Name and principal position            year         Salary          Bonus    Compensation    stock awards     warrants
-------------------------------------------------------------------------------------------------------------------------------
Walter M. Groteke
 Chairman and Chief  Executive
 Officer
                                         (1)    2006    $    298,331              -              -                -            -
                                                2005    $    309,775              -              -         $228,000            -
                                                2004    $    349,000              -              -                -            -
                                                2003    $    275,000              -              -         $715,500      500,000

Walter R. Groteke
   Senior Vice President
                                         (2)    2006    $    175,000              -              -                -            -
                                                2005    $    175,000              -              -        $ 114,000            -
                                                2004    $    175,000              -              -                -            -
                                                2003    $    175,000              -              -         $344,500      250,000

Peter C. Castle
  Chief Financial Officer, Vice President
  Finance, Treasurer and  Secretary
                                         (3)    2006    $   175,000               -              -                -            -
                                                2005    $   175,000               -              -        $ 114,000            -
                                                2004    $   150,000               -              -                -            -
                                                2003    $   150,000               -              -         $344,500      250,000

Scott Foote
  Vice President
                                                2006    $   150,000               -              -                -            -
                                                2005    $   150,000               -              -         $ 57,000            -
                                                2004    $   150,000          35,000              -                -            -
                                                2003    $   150,000          92,577              -         $ 79,500      100,000

Ryan Kelly
  Vice President
                                                2006    $   150,000          58,805              -                -            -
                                                2005    $   150,000          87,754              -         $ 57,000            -
                                                2004    $   150,000          76,660              -                -            -
                                                2003    $   150,000          52,113              -                -      100,000

(1) This amount includes $17,188 payable under his employment agreement which has been indefinitely deferred.
(2) This amount includes $10,938 payable under his employment agreement which has been indefinitely deferred.
(3) This amount includes $10,938 payable under his employment agreement which has been indefinitely deferred.
(4) Other annual compensation excludes certain perquisites and other non-cash benefits provided by the Company since such amounts do not exceed the lesser of $50,000 or 10% of the total annual base salary disclosed in the table for the respective officer.
(5) In fiscal 2005 and 2003, we granted an aggregate of 1,875,000 and 1,484,000, respectively, of restricted common stock awards to executive officers, which vest immediately.
(6) Salary includes amounts for cost of living increases paid and amounts accrued.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table provides information regarding value realized from options exercised during fiscal 2006 and unexercised options held as of June 30, 2006 by our Chief Executive Officer and the other executive officers whose compensation exceeded $100,000 in fiscal 2006. The value of unexercised in- the-money options is calculated at June 30, 2006.

                                                            Number of securities            Value of unexercised
                                                           underlying unexercised               in-the-money
                             Shares                          options at fiscal                options at fiscal
                          acquired on       Value               year end (#)                     year end (1)
Name                      exercise (#)  realized ($)    Exercisable    Unexercisable    Exercisable     Unexercisable
----                      ------------  ------------    -----------    -------------    -----------     -------------
Walter M. Groteke            -             -             700,000                 -       $       -          $    -
Walter R. Groteke            -             -             450,000                 -               -               -
Peter C. Castle              -             -             355,000                 -               -               -
Scott Foote                  -             -             100,000                 -               -               -
Ryan Kelly                   -             -             100,000                 -               -               -

Footnote
(1)  Market Value of the Company's common stock on June 30, 2006, was $0.10

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

o The agreement with the Walter R. Groteke, Executive Vice President, is for a term of five years, subject to additional one-year extensions, at an annual salary of $175,000.

o The agreement with the Peter C. Castle, Chief Financial Officer, Vice President of Finance, Treasurer and Secretary, is for a term of five years, subject to additional one-year extensions, at an annual salary of $175,000.

Director's Compensation

During fiscal 2006, directors who are not our employees received an annual fee of $50,000 payable in cash or our stock and a fee of $1,500 for each board of directors or committee meeting attended in person or $750 of attended telephonically. During the fiscal year ended June 30, 2006, there were:

     o    three meetings of the Board of Directors
     o    seven meetings of the Audit Committee
     o    one meeting of the Compensation Committee

Our audit committee is involved in discussions with management and our independent public accountants with respect to financial reporting and our internal accounting controls. The committee recommends to the board the appointment of our independent public accountants. The independent auditors periodically meet alone with the committee and always have unrestricted access to the committee. Our compensation committee awards stock options to officers and employees and recommends executive compensation. See "Compensation Committee Report on Executive Compensation". Each director attended or participated in at least 75% of the meetings of the board of directors and the committees on which he served.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Equity Compensation Plan Information

We maintain various stock plans under which options vest and shares are awarded at the discretion of our board of directors or its compensation committee. The purchase price of the shares under the plans and the shares subject to each option granted is not less than the fair market value on the date of grant. The term of each option is generally five to ten years and is determined at the time of grant by our board of directors or its compensation committee. The participants in these plans are officers, directors and employees of the company and its subsidiaries or affiliates. The following is as of June 30, 2006, our last fiscal year end.

------------------------------- ----------------------------- ----------------------------- -----------------------------
                                            (a)                           (b)                           (c)
------------------------------- ----------------------------- ----------------------------- -----------------------------
Plan category                   Number of                     Weighted-                     Number of securities
                                Securities to be              average exercise              remaining available for
                                issued upon                   price of                      future issuance under
                                exercise of outstanding       outstanding                   equity compensation
                                options, warrants             options, warrants             plans (excluding
                                and rights                    and rights                    securities reflected in
                                                                                            column (a))
------------------------------- ----------------------------- ----------------------------- -----------------------------
Equity                                  9,932,500                        1.27                       4,833,300
compensation
plans approved
by security
holders
------------------------------- ----------------------------- ----------------------------- -----------------------------
Equity
compensation
plans not
approved by
security  holders
------------------------------- ----------------------------- ----------------------------- -----------------------------
Total                                   9,932,500                        1.27                       4,833,300
------------------------------- ----------------------------- ----------------------------- -----------------------------

     The following table sets forth the beneficial ownership of shares of voting stock of NetWolves, as of September 30, 2006, of (i) each person known to us to beneficially own 5% or more of the shares of any class of our voting securities, based solely on filings with the Securities and Exchange Commission and information provided by these owners, (ii) each of our executive officers and directors and (iii) all our executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and investment and voting power is held by the persons named as owners.

-----------------------------------------------------------------------------------------------------------------------------
 Name of Beneficial        Shares of Series A         Shares of Series B      Shares of Series C
       Owner                   Convertible             Convertible                Convertible              Shares of
                           Preferred Stock (1)        Preferred Stock (1)     Preferred Stock (1)        Common Stock (1)
-----------------------------------------------------------------------------------------------------------------------------
                           Amount     Percent            Amount     Percent      Amount     Percent        Amount     Percent
                             of         of                 of          of          of        of              of         of
                           shares     Class              shares      Class       shares     Class          shares     Class
                           ------     ------             ------     ------       ------     ------         ------     ------
Triage Management LLC     111,979     62.8%              32,872      17.0%                               1,595,153(2)   4.6%
-----------------------------------------------------------------------------------------------------------------------------

Walter M. Groteke, Jr.                                                                                   2,451,564(3)   7.2%
-----------------------------------------------------------------------------------------------------------------------------

Walter  R. Groteke, Sr.                                                                                  1,212,500(4)   3.6%
-----------------------------------------------------------------------------------------------------------------------------

Peter C. Castle                                                                                          1,011,100(5)   3.0%
-----------------------------------------------------------------------------------------------------------------------------

Scott E. Foote                                                                                             340,000(6)   1.0%
-----------------------------------------------------------------------------------------------------------------------------

Ryan Kelly                                                                                                 250,000(7)     *
-----------------------------------------------------------------------------------------------------------------------------

Fassil Gabremariam                                                                                         325,000(8)   1.0%
-----------------------------------------------------------------------------------------------------------------------------

Gerald A.Gagliardi                                                                                         200,000(9)     *
-----------------------------------------------------------------------------------------------------------------------------

Myron Levy                                                                                                 380,000(10)  1.1%
-----------------------------------------------------------------------------------------------------------------------------

Michael R. Rocque                                                                                          150,000(11)    *
-----------------------------------------------------------------------------------------------------------------------------

Executive   officers
and  directors  as a
group (9 persons)                                                                                        6,320,164     17.7%
-----------------------------------------------------------------------------------------------------------------------------
* less than one percent (1%) unless otherwise indicated.

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

(2)  Includes 462,247 shares of our common stock and 1,171,876 of our warrants.

(3) Includes an option to purchase 500,000 shares of common stock at $1.20 per share and a warrant to purchase 200,000 shares of common stock at $1.63 per share.

(4) Includes an option to purchase 250,000 shares of common stock at $1.20 per share, and a warrant to purchase 200,000 shares of common stock at $1.63 per share.

(5) Includes a warrant to purchase 65,000 shares of common stock at $12.00 per share, an option to purchase 40,000 shares of common stock at $5.00 per share and an option to purchase 250,000 shares at $1.20 per share..

(6) Includes an option to purchase 100,000 shares of common stock at $1.00 per share.

(7) Includes an option to purchase 100,000 shares of common stock at $1.00 per share.

(8) Includes an option to purchase 50,000 shares of common stock at $1.00 per share and an option to purchase 150,000 shares of common stock at $.15 per share.

(9) Includes a warrant issued to purchase 50,000 shares of common stock at $0.75 per share and an option to purchase 150,000 shares of common stock at $0.15 per share..

(10) Includes a warrant issued to purchase 50,000 shares of common stock at $5.00 per share, an option to purchase 50,000 shares of common stock at $1.06 per share and an option to purchase 150,000 shares of common stock at $.15 per share.

(11) Includes an option to purchase 150,000 shares of common stock at $.15 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits

3.1   Certificate of Incorporation, as amended (e)
3.2   By-Laws. (a)
4.1 Specimen common stock certificate(a)4.2 Form of warrant to investment banking firm. (a)
4.3   Form of warrant to employees.(a)
10.1  1998 Stock Option Plan(a)
10.2  2000 Stock Option Plan (b)
10.3  2001 Stock Option Plan (c)
10.4  2002 Stock Option Plan (d)
10.5  2003 Stock Option/Stock Issuance Plan.(f)
10.6  2006 Stock Plan (h)
10.7  Form of Indemnification Agreement(a)
10.8 Employment Agreement between NetWolves Corporation and Walter M. Groteke dated July 1, 2004.(g)
10.9 Employment Agreement between NetWolves Corporation and Walter R. Groteke dated July 1, 2004. (g)
10.10 Employment Agreement between NetWolves Corporation and Peter C. Castle dated July 1, 2004. (g)
10.11 Agreement of Lease between Registrant and Fortunato Development, Inc. dated April 18, 2000.(e)
10.12 Office Lease Agreement between Registrant and BRST Fountain Square L.L.C. dated September 29, 2000. (e)
10.13 Office Lease Amendment  between  Registrant and DA Colonial  L.L.C.
      dated August 12, 2005.(g)
10.14 Form of Securities Purchase Agreement dated as of March 1, 2006(i)
10.15 Form of Securities Purchase Agreement dated as of May 12, 2006(j)

21       Subsidiaries of the Registrant

                                       State of               Percentage
       Name                          Incorporation         owned by Company
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

23.1     Consent of Marcum & Kliegman LLP

-----------
(a)  Previously filed as exhibits to Report on Form 10, as amended.
(b) Previously filed as an exhibit to Report on Form 10-K for the fiscal year ended June 30, 2000.
(c) Previously filed as an exhibit to Report on Form 10-K for the fiscal year ended June 30, 2001.
(d) Previously filed as an exhibit to Report on Form 10-K for the fiscal year ended June 30, 2002.
(e) Previously filed as an exhibit to Amendment No. 1 to Registration Statement on Form S-3/A File No. 333-100734.
(f) Previously filed as an exhibit to the Proxy Statement for the Annual Meeting of Shareholders held on June 9, 2003
(g) Previously filed as an exhibit to Report on Form 10-KSB for the fiscal year ended June 30, 2005.
(h) Previously filed as an exhibit to the Proxy Statement for the Annual Meeting of Shareholders held on April 17, 2006.
(i) Previously filed as an exhibit to the Current Report on Form 8-K filed on March 27, 2006.
(j) Previously filed as an exhibit to Report on Form 10-KSB for the fiscal year ended June 30, 2006.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Our financial statements for the fiscal years ended June 30, 2006 and June 30, 2005 were audited by Marcum & Kliegman LLP.

Audit Fees

     For fiscal 2006 and 2005, Marcum & Kliegman LLP's audit fees were approximately $100,000 and $237,000, respectively and their fees for the review of the interim financial statements were approximately $45,000 and $91,000, respectively.

Audit Related Fees

     Marcum & Kliegman LLP did not render any audit related services in fiscal 2006 and 2005.

All Other Fees

     Marcum & Kliegman LLP did not render any other services during fiscal 2006 and 2005

Tax Fees

     Marcum & Klliegamn LLP did not render any tax services in fiscal 2006 and 2005.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of October, 2006.

                                        NetWolves Corporation

                                        By: /s/ Walter M. Groteke
                                            ---------------------------------
                                            Walter M. Groteke
                                            Chairman of the Board, President
                                            and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, Amendment No. 1 to this report has been signed below on October 30th, 2006 by the following persons in the capacities indicated:


/s/ Walter M. Groteke                       Chairman of the Board
------------------------------------        and Chief Executive Officer
Walter M. Groteke

/s/ Walter R. Groteke                       Executive Vice President
------------------------------------        and Director
Walter R. Groteke


/s/ Peter C. Castle                         Chief Financial Officer, Vice
------------------------------------        President-Finance, Treasurer
Peter C. Castle                             and Secretary


/s/ Fassil Gabremariam                      Director
------------------------------------
Fassil Gabremariam


/s/ Gerald A. Gagliardi                     Director
------------------------------------
Gerald A. Gagliardi

/s/ Myron Levy                              Director
------------------------------------
Myron Levy

/s/ Michael R. Rocque                       Director
------------------------------------
Michael R. Rocque

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