Form 10KSB/A
period 2006-06-30
NETWOLVES CORP
filed 2006-11-03
CIK 1084103

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

                                        NetWolves Corporation

                                        By: /s/ Walter M. Groteke
                                            ---------------------------------
                                            Walter M. Groteke
                                            Chairman of the Board, President
                                            and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, Amendment No. 2 to this report has been signed below on October 30th, 2006 by the following persons in the capacities indicated:


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
                                                                                ==================  ===================


The accompanying notes
are an integral part of these
consolidated financial statements.                    F-2

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                                June 30,
                                                                                ---------------------------------------
                                                                                         2006                2005
                                                                                ------------------  -------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued expenses                                            $   5,755,385      $ 6,808,695
    Deferred revenue                                                                       538,267          692,930
    Current maturities of long-term debt                                                   100,000          300,000
                                                                                ------------------  -------------------
       Total current liabilities                                                         6,393,652        7,801,625

Long-term debt, net of current maturities                                                1,118,750          750,000
                                                                                ------------------  -------------------
       Total liabilities                                                                 7,512,402        8,551,625
                                                                                ------------------  -------------------


Shareholders' equity
    Series A convertible preferred stock, $.0033 par value;
       $5,997,188 liquidation preference; 1,000,000 authorized; 178,186 and
       160,719 shares issued and outstanding on June 30, 2006 and 2005,
       respectively                                                                    $ 2,092,885          $ 1,830,979
    Series B convertible preferred stock, $.0033 par value; $6,480,169 liquidation preference; 500,000 shares authorized; 192,921 and 207,219 shares issued and outstanding on June 30, 2006 and 2005,
       respectively                                                                      2,501,209            2,729,977
    Series C convertible preferred stock, $.0033 par value; $1,578,771 liquidation preference; 100,000 shares authorized; 12,962 and 16,028
       shares issued and outstanding on June 30, 2006 and 2005, respectively               205,361              365,269
    Preferred stock, $.0033 par value; 400,000 shares authorized; no shares
       issued and outstanding                                                                    -               -
    Common stock, $.0033 par value; 65,000,000 shares authorized; 33,134,097 and 29,824,205  shares issued and outstanding on June 30, 2006 and
       2005, respectively                                                                  109,344               98,420
    Additional paid-in capital                                                          79,570,125           79,080,423
    Unamortized value of equity compensation                                                     -              (43,000)
    Accumulated deficit                                                                (81,267,164)         (77,505,423)
                                                                                ------------------  -------------------
       Total shareholders' equity                                                        3,211,760            6,556,645
                                                                                ------------------  -------------------
                                                                                     $  10,724,162        $  15,108,270
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