Form 10QSB
period 2006-09-30
NETWOLVES CORP
filed 2006-12-13
CIK 1084103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2006

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

                Yes [ ]    No [  ]

Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

        TITLE OF CLASS                          NUMBER OF SHARES OUTSTANDING ON
  Common Stock, $.0033 par value                        November 3, 2006

                                                           33,412,468
                                                           ----------

Transitional Small Business Disclosure Format (check one):   Yes [  ]   No [X]

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                        FORM 10-QSB - September 30, 2006



                                      INDEX

PART I - FINANCIAL INFORMATION


      ITEM 1 - FINANCIAL STATEMENTS

      CONDENSED CONSOLIDATED BALANCE SHEETS
           September 30, 2006 (unaudited) and June 30, 2006 ............................................ 1 - 2

      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS For the three months ended
           September 30, 2006 (unaudited)
             and September 30, 2005 (unaudited) .......................................................  3 - 4

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the three months ended
           September 30, 2006 (unaudited)
             and September 30, 2005 (unaudited) .........................................................5 - 6

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS .............................................7 - 20

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                 OF OPERATION ........................................................................ 20 - 25

      ITEM 3 - CONTROLS AND PROCEDURES ................................................................25 - 26


PART II - OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS .........................................................................27

      ITEM 2 - CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES ............28

      ITEM 3 - DEFAULTS UPON SENIOR SECURITIES ...........................................................28

      ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......................................28

      ITEM 5 - OTHER INFORMATION .........................................................................28

      ITEM 6 - EXHIBITS...................................................................................28

SIGNATURES................................................................................................29

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                             September 30,         June 30,
                                                                                                 2006                2006
                                                                                             -------------        ----------
                                                                                              (Unaudited)
ASSETS
Current assets
    Cash and cash equivalents                                                                $   957,093         $ 2,016,156
    Accounts receivable, net of allowance for doubtful accounts of
       $509,169 and $1,146,044 at September 30, 2006 and June 30, 2006, respectively           3,125,004           2,825,679
    Inventories                                                                                  309,171             302,562
    Prepaid expenses                                                                             294,967             367,808
                                                                                             -----------          ----------
       Total current assets                                                                    4,686,235           5,512,205

Property and equipment, net                                                                      128,870             148,620

Identifiable intangible assets, net                                                            1,003,671           1,192,043

Goodwill and other indefinite lived intangible assets                                          3,801,973           3,793,072

Other assets                                                                                      78,222              78,222
                                                                                             -----------          ----------
       Total assets                                                                          $ 9,698,971         $10,724,162
                                                                                             ===========         ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                     NETWOLVES CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  September 30,            June 30,
                                                                                      2006                   2006
                                                                                  ---------------         -----------
                                                                                    (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued expenses                                         $   5,329,352          $  5,755,385
    Deferred revenue                                                                    601,043               538,267
    Current maturities of long term debt                                                 90,000               100,000
                                                                                  -------------          -------------
       Total current liabilities                                                      6,020,395             6,393,652
Long term debt, net of current maturities                                             1,068,750             1,118,750
                                                                                  -------------          -------------
       Total liabilities                                                              7,089,145             7,512,402
                                                                                  -------------          -------------
Shareholders' equity
    Series A convertible preferred stock, $.0033 par value; $6,157,506 liquidation preference; 1,000,000 shares authorized; 199,903 and
      178,186 shares issued and outstanding on September 30, 2006 and June
      30, 2006, respectively                                                      $   2,418,644          $  2,092,885
    Series B convertible preferred stock, $.0033 par value; $6,661,158 liquidation preference; 500,000 shares authorized; 192,893 and
      192,921 shares issued and outstanding on September 30, 2006 and June
      30, 2006                                                                        2,500,761             2,501,209
    Series C convertible preferred stock, $.0033 par value; $1,613,768 liquidation preference; 100,000 shares authorized; 12,962 shares
      issued and outstanding on September 30, 2006 and June 30, 2006                    205,361               205,361
    Preferred stock, $.0033 par value; 400,000 shares authorized; no shares
      issued and outstanding on September 30, 2006 and June 30, 2006                       -                     -
    Common stock, $.0033 par value; 65,000,000 authorized; 33,134,713 and
      33,134,097 shares issued and outstanding on September 30, 2006 and
      June 30, 2006, respectively                                                       109,346               109,344
     Additional paid-in capital                                                      79,386,764            79,570,125
     Accumulated deficit                                                            (82,011,050)          (81,267,164)
                                                                                  -------------          -------------
       Total shareholders' equity                                                     2,609,826             3,211,760
                                                                                  -------------          -------------
                                                                                  $   9,698,971          $ 10,724,162
                                                                                  =============          =============
The  accompanying  notes are an integral  part of these  condensed  consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                                 For the three months ended
                                                                                       September 30,
                                                                             -------------------------------------

                                                                                  2006                   2005
                                                                             -------------          --------------
        Revenue
           Voice services                                                    $   2,593,379          $    3,829,418
           Managed service charges                                               2,056,766               2,205,656
           Equipment and consulting
                                                                                       512                   1,126
                                                                             -------------          --------------
                                                                                 4,650,657               6,036,200
                                                                             -------------          --------------
        Cost of revenue
           Voice services                                                        1,698,197               2,377,447
           Managed service charges                                               1,290,132               1,452,720
           Equipment and consulting
                                                                                         -                       -
                                                                             -------------          --------------
                                                                                 2,988,329               3,830,167
                                                                             -------------          --------------
        Gross profit
                                                                                 1,662,328               2,206,033
                                                                             -------------          --------------
       Operating expenses
           General and administrative                                            1,275,616               1,735,984
           Engineering and development                                              54,273                 209,951
                                                                                   970,051               1,292,073
                                                                             -------------          --------------
                                                                                 2,299,940               3,238,008
                                                                             -------------          --------------
        Loss before other (expense)                                               (637,612)             (1,031,975)
                                                                             -------------          --------------
        Other (expense) income
            Other income                                                                 -                 144,002
                                                                                   (40,234)                 16,951
                                                                             -------------          --------------
                                                                                   (40,234)                160,953
                                                                             -------------          --------------
       Loss before income taxes                                                   (677,846)               (871,022)
                                                                                    66,040                   5,314
                                                                             -------------          --------------
        Net loss                                                             $    (743,886)          $    (876,336)
                                                                             =============          ==============
The  accompanying  notes are an integral  part of these  condensed  consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                For the three months ended
                                                                                      September 30,
                                                                                --------------------------

                                                                                 2006                    2005
                                                                             -------------          --------------


        Net loss                                                             $   (743,886)          $    (876,336)

            Dividends and beneficial conversion on convertible
               preferred stock                                                   (188,852)               (203,778)
                                                                             -------------          --------------
        Net loss attributable to common   shareholders                       $   (932,738)         $   (1,080,114)
                                                                             =============          ==============

        Basic and diluted net loss per share                                  $      (.03)            $      (.04)
                                                                             =============          ==============
         Weighted average common shares
            outstanding, basic and diluted                                     33,134,177              29,851,142
                                                                             =============          ==============
The  accompanying  notes are an integral  part of these  condensed  consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                    For the three months ended
                                                                                           September 30,
                                                                                 ----------------------------------
                                                                                      2006                 2005
                                                                                 ------------          ------------
Cash flows from operating activities
     Net loss                                                                    $   (743,886)         $   (876,336)
     Adjustments to reconcile net loss to net cash used in provided by operating activities
           Depreciation                                                                18,081                38,998
          Amortization                                                                188,372               188,373
         Inventory write off                                                                -                51,238
         Other income                                                                       -
                                                                                                           (144,002)
         Bad debt expense                                                             128,835                     -
           Non-cash charge to operations with respect to
                stock and warrants issued for services and amortization
           of previously issued warrants                                                5,000                24,000
           Loss on disposal of property and equipment                                   1,669                     -

     Changes in operating assets and liabilities
         Restricted cash                                                                    -                25,958
         Accounts receivable                                                         (428,160)              583,761
         Inventories                                                                   (6,609)                    -
         Prepaid expenses                                                              72,840               109,886
         Other assets                                                                       -               (17,517)
         Accounts payable and accrued expenses                                       (289,080)           (1,092,744)
         Deferred revenue
                                                                                       62,776              (172,341)
                                                                                 ------------          ------------
           Net cash used in operating activities
                                                                                     (990,162)           (1,280,726)
                                                                                 ------------          ------------
Cash flows from investing activities
       Patent costs paid                                                               (8,901)                    -
       Payment on existing customer list                                              (60,000)             (100,000)
       Purchases of property and equipment
                                                                                            -               (22,682)
                                                                                 ------------          ------------
           Net cash used in investing activities
                                                                                      (68,901)              (122,682)
                                                                                 ------------          ------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                      For the three months ended
                                                            September 30,

                                                          2006            2005
                                                      ------------   ------------
Cash flows from financing activities

     Advance from shareholder                                    -       210,000
                                                      ------------   ------------
      Net cash provided by financing activities                  -       210,000
                                                      ------------   ------------

Net decrease in cash and cash equivalents               (1,059,063)   (1,193,408)


Cash and cash equivalents, beginning of period           2,016,156     3,325,318
                                                      ------------   ------------

Cash and cash equivalents, end of period              $    957,093   $ 2,131,910
                                                      ============   ============
Cash paid for income taxes                            $     66,040   $     5,313
                                                      ============   ============

Cash paid for interest                                $     48,899   $       553
                                                      ============   ============


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES

Dividends accrued on convertible preferred stock      $    188,852   $   203,778
                                                      ============   ============

Dividends paid-in-kind on convertible preferred
 stock                                                $    325,804   $   332,441
                                                      ============   ============


Purchase price adjustment-reduction of long term
 debt and customer list                               $          -   $   800,000
                                                      ============   ============

Conversions of preferred stock to common stock        $        493   $    78,030
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

                                       6

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Interim financial information

     The summary financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. These financial statements, including the condensed consolidated balance sheet as of September 30, 2006, which has been derived from audited financial statements, are presented in accordance with the requirements of Form 10-QSB and consequently may not include all disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-KSB. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006. The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

2.   Management's Plan

     Historically,   the  Company  has  experienced  significant  recurring  net operating losses as well as negative cash flows from operations. The Company's main source of liquidity has been equity and debt financing, which has been used to fund historical losses from operating activities. The maturity date of our notes previously due in March 2007 has been extended to October 1, 2007. Based on the Company's cash position of approximately $1.0 million, significant cost cutting initiatives, vendor negotiations, additional staff reductions, further significant executive pay reductions as well as the extension of the maturity date of notes previously due in March 2007, together with current forecasts and debt financing, the Company believes that it has sufficient cash to meet its funding needs through September 30, 2007. However, the Company's current forecast does not address events beyond October 1, 2007 including developing a plan for the Company to have the ability to repay its indebtedness due in October 2007 and November 2007 as referenced in Note 6. In addition, certain executive officers and shareholders have guaranteed additional cash flow to the Company in the amount of $200,000 in the event such cash is needed through September 30, 2007. However, there can be no assurances that the Company will be successful in these initiatives or that these initiatives will result in improved financial performance.

3.   The Company

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



4.   Significant accounting policies

     Principles of consolidation

     The consolidated financial statements include the accounts of NetWolves Corporation and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

     Basic and diluted net loss per share

     The diluted loss per share does not include the impact of potential shares to be issued upon exercise of convertible preferred stock, options and warrants aggregating approximately 19.6 million and 23.2 million at September 30, 2006 and 2005, respectively, because the Company had a net loss attributable to common shareholders and, therefore, the effect would be antidilutive.

     Inventories

     Inventories consist of raw materials and finished goods. Inventories are valued at the lower of cost or net realizable value using the first-in, first-out method. Additionally, raw material and finished goods amounted to $200,988 and $108,183, respectively, at September 30, 2006 and $203,100 and
     $99,462, respectively, at June 30, 2006.

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

     After evaluation, on June 29, 2006, the Board of Directors approved accelerating the vesting of approximately 263,104 stock options under the Company's stock plans and granted 815,500 options to employees and 600,000 options to the Board of Directors of the Company, which vested immediately. The options have a range of exercise prices of $.15 to $12.00. The closing price of the Company's common stock on June 28, 2006, the last trading day before approval of acceleration, was $0.11. Since all of the accelerated options were out-of-the-money at the time of the acceleration no charge to operations was recorded. Generally, all options issued to employees are issued at the money and accordingly no charge to operations was recorded. The purpose of the accelerated vesting was to enable the Company to avoid recognizing future compensation expense associated with these options upon adoption of SFAS No. 123R, "Share-Based Payment." The aggregate pre-tax expense that, absent the acceleration and immediate vesting, would have been reflected in the Company's consolidated financial statements beginning in fiscal 2007 is estimated to be approximately $ 140,000.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



     Stock-based compensation (continued)

     Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), "Share-Based Payment," using the modified-prospective-transition method. As a result, the Company's net loss before taxes for the three months ended September 30, 2006 is the same if it had continued to account for share-based compensation under APB Opinion No. 25 "Accounting for Stock Issued to Employees." The stock based compensation expense is included in general and administrative expense in the condensed consolidated statement of operations. There was no impact on the condensed consolidated statement of operations as a result of the adoption of SFAS No. 123 (Revised 2004).

     Prior to July 1, 2006, the Company's stock-based employee compensation plans were accounted for under the recognition and measurement provisions of APB No. 25, and related Interpretations, as permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation." The Company did not recognize stock-based compensation cost in its statement of operations for periods prior to July 1, 2006 as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. However, compensation expense was recognized for certain options granted to non employees of the Company based upon fair value.

     As was permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, the Company elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB No. 25, and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                            For the three months ended
                                                            --------------------------
                                                                September 30, 2005
                                                                ------------------
        Net loss attributable to common shareholders,
          as reported                                             $     (1,080,114)

        Deduct:  Total stock-based employee
          compensation expense determined under fair
          value based method for all awards, net of
          related tax effects                                              (95,194)
                                                                  -----------------

        Pro forma net loss attributable to common
        shareholders                                              $     (1,175,308)
                                                                  =================

        Basic and diluted net loss per share
                 As reported                                      $        (.04)
                 Pro forma                                        $        (.04)

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Stock-based compensation (continued)

A summary of the Company's stock plan is presented below:

                                                                             Weighted-
                                                                              Average        Aggregate Intrinsic
                                                          Stock Options    Exercise Price           Value
                                                       -----------------------------------------------------------
       Outstanding, June 30, 2006                         5,104,200            .75
       Granted
                                                             50,000            .17
       Exercised                                                  -              -
       Cancelled/forfeited                                  (10,500)          5.00
                                                       ---------------------------
       Outstanding, September 30, 2006                    5,143,700            .73               $   131,775
                                                       ===========================
       Exercisable, September 30, 2006                    5,143,700            .73               $   131,775
                                                       ===========================

     The following table summarizes information about stock options outstanding at September 30, 2006:

                                                        Options                             Options
                                                     outstanding at                      exercisable at
                                                   September 30, 2006                  September 30, 2006
                                      ------------------------------------------  --------------------------
                                                       Weighted
                                                        average       Weighted                     Weighted
                                                       remaining      average                      average
                 Range of               Number of     contractual     exercise      Number of      exercise
              exercise prices             shares          life           price        Shares         price
              ---------------         ------------   -------------  ------------  ------------   -----------

       $      0.00-$  0.50                2,660,500      4.81       $     0.15        2,660,500  $     0.15
       $      0.51-$  1.00                1,063,950      3.50       $     1.00        1,063,950  $     1.00
       $      1.01-$  1.50                1,308,250      1.50       $     1.19        1,308,250  $     1.19
       $      1.51-$  2.00                    6,500      2.06       $     1.88            6,500  $     1.88
       $      2.01-$12.00                  104,500       2.37       $     7.00          104,500  $     7.00
                                         ---------                                    ---------

                                         5,143,700                                    5,143,700
                                         =========                                    =========

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Summary of Recently Issued Accounting Pronouncements

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

     In March 2005, the FASB issued final guidance that clarifies how companies should account for "conditional" asset retirement obligations. FASB
     Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), deals with obligations to perform asset retirement activities in which the timing and/or method of settlement are conditional on a future event. In implementing the new guidance, which was adopted by the Company as of June 30, 2006, the Company will need to identify its conditional asset retirement obligations and determine whether it can reasonably estimate the fair value of each obligation. If the Company can reasonably estimate the fair value of an obligation it needs to recognize a liability for that obligation. The adoption of FIN 47 did not have a material impact on the Company's consolidated financial statements.

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154") established new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 supercedes Accounting Principles Bulletin ("APB") Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in interim Financial Statements", though it carries forward the guidance of those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity and error corrections. This statement is effective for accounting changes and error corrections made in years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its consolidated financial statements.

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

     In September 2005, the FASB ratified the EITF's Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature" ("EITF 05-8"), which discusses whether the issuance of convertible

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     Summary of Recently Issued Accounting Pronouncements (continued)

     debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in the shareholders' equity for book purposes, but as a liability for income tax purposes) and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, "Accounting for Income Taxes." The statement will be effective for accounting modifications of debt instrument beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF 05-8 did not have a material impact on the Company's consolidated financial position or results of operations.

     In November 2005, the FASB issued Staff Position No. FAS 123 (R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards," FAS 123(R) provides that companies may elect to use a specified alternative method to calculate the historical pool of excess tax benefits available to absorb tax deficiencies recognized upon adoption of SFAS No. 123 (R). The option to use the alternative method is available regardless of whether SFAS No. 123 (R) was adopted using the modified prospective or modified retrospective application transition method, and whether it has the ability to calculate its pool of excess tax benefits in accordance with the guidance in paragraph 81 of SFAS No. 123
     (R). This method only applies to awards that are fully vested and outstanding upon adoption of SFAS No. 123 (R). FAS 123 (R)- 3 became effective after November 10, 2005. The adoption of SFAS No. 123 (R)-3 did not have a material impact on the Company's consolidated financial position or results of operations.

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

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" - an amendment of SFAS No. 140. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This statement should be adopted as of the beginning of its first fiscal year that begins after September 15, 2006 with early adoption permitted. The Company does not expect the adoption of SFAS No. 156 to have a material impact on its consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



     Summary of Recently Issued Accounting Pronouncements (continued)

     In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial statements

     In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements". SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157 on its future results of operations and financial.

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of assessing materiality. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 on its future results of operations and financial condition.

5.   Accounts payable and accrued expenses

     Accounts payable and accrued expenses consist of the following:

                                                                            September 30,           June 30,
                                                                                 2006                 2006
                                                                          -----------------      ---------------
              Trade accounts payable and other accrued operating
                 expenses                                                     $  2,967,359         $   3,271,042
              Sales and excise tax payable                                          65,711               132,409
              Universal services charges payable                                 1,206,415             1,114,795
              Dividends payable                                                    353,867               490,819
              Compensated absences                                                 356,004               356,361
              Other liabilities                                                    369,532               372,826
              Bonuses and commissions payable                                       10,302                16,974
              Accrued taxes
                                                                                       162                   159
                                                                              ------------         -------------
                                                                              $  5,329,352         $   5,755,385
                                                                              ============         =============

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



6.   Long Term Debt

     Long term debt at September 30, 2006 consists of the following:

                                                                             September 30,         June 30,
                                                                                2006                2006
                                                                              ------------        ----------
           Note payable - 13 month note, 18% annual interest rate,
           paid monthly. In addition, the Company is required to
           maintain certain covenants. This note was due March 2007
           but has been extended to October 1, 2007. Collateralized
           by substantially all assets of the Company.                       $    403,750        $    403,750
           Note payable - 18 month note, 18% annual interest rate
           paid monthly. In addition, the Company is required to
           maintain certain covenants. Due November 2007.
           Collateralized by substantially all assets of the Company.             665,000             665,000
           Note payable - 2 remaining contingent payments in the
           amount of $100,000 was due July 31, 2006 and $50,000 due
           July 31, 2007. Payments contingent on achieving targeted                90,000             150,000
           revenues (See Note 7).                                            ------------        ------------

           Total Long-Term Debt                                                 1,158,750           1,218,750

           Less: Current Maturities                                              (90,000)           (100,000)
                                                                             ------------        ------------
           Long-Term Debt, Less Current Maturities                          $   1,068,750       $   1,118,750
                                                                            =============       =============

     Maturities of long-term debt at September 30, 2006 for the next five years and in the aggregate are as follows:

                             For the period ending
                             ---------------------
                                 September 30,                         Amount
                                 -------------                         ------

                                      2007                    $           90,000
                                      2008                             1,068,750

                                   Thereafter                                  -
                                                              ------------------
                                                              $        1,158,750
                                                              ==================


     At all times the Company must maintain current accounts receivable of no less than $1,500,000.Current accounts receivable is defined as amounts which are less than sixty days past due.

     The Company was not in violation of any debt covenants as of September 30, 2006.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



7.   Acquisition of customer list

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

     In September 2005, the Company determined that gross revenues derived from the ECCI customer list did not reach the annual revenue of $2 million as required by the purchase agreement and also no longer believes that the balance of the payments are assured beyond a reasonable doubt. Accordingly, the Company has recorded a decrease in the customer list in the amount of $800,000 and a corresponding decrease in notes payable. As a result, the Company has reversed previously recorded amortization expense and accrued interest totaling $144,002, which is reflected as other income in the accompanying condensed consolidated statements of operations. The adjustment will also have the effect of reducing future amortization expense by $160,000 per annum. The Company will record the remaining $600,000 of the performance payment when it becomes probable that the payments will become due.

     In April 2005, the Company acquired a customer list and entered into a non-compete agreement for $200,000 and $200,000 respectively. The customer list has an estimated useful of 5 years and the non-compete will be amortized over 27 months. The Company made cash payment of $150,000 with three additional annual payments commencing July 31, 2005 in the amounts of $100,000, $100,000 and $50,000 (see Note 6). During the three months ended September 30, 2006 the Company made a partial payment however, the Company is not in default of this agreement as a result of this partial payment. As of September 30, 2006 the Company has made payments totaling $160,000 on this existing customer list.

8.   Related party transactions

     During the three months ended September 30, 2006 and 2005, the Company paid approximately $36,000 and $33,000, respectively, for legal services to law firms in which an employee/stockholder is affiliated.

     The Company received a non-interest bearing advance from a shareholder in the amount of $210,000 during the quarter ended September 30, 2005, with no scheduled repayment terms. During December 31, 2005 this short term debt was repaid with the issuances of 840,000 shares of restricted common stock, with no registration rights.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



9.   Shareholders' equity

     Preferred stock
     ---------------
     On July 1, 2006 stock dividends totaling 21,720 shares were paid in Series A Preferred Stock to Series A Preferred Stock investors representing accrued dividends through June 30, 2006

     For the three months ended September 30, 2006, investors converted 3 shares of Series A Preferred Stock and 28 shares of Series B Preferred Stock resulting in issuances of 616 shares of common stock. There were no conversions of Series C Preferred Stock.

     Dividends on the Series A, B and C Preferred Stock accrue at a rate of 12%, 12% and 9% per annum, respectively. Aggregate dividends accrued for three months ended September 30, 2006 and 2005, were $188,852 and $203,778, respectively.

     Options
     -------

     During September 2006, the Company entered into an agreement with a consultant. In return for services, the Company granted options to purchase 50,000 shares with a value of $5,000.

10.  Segment Information

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                                      For the three months ended
                                                            September 30,

                                                       2006                 2005
                                                   ------------         ------------
Revenue
     Voice Services                                $  2,593,379         $  3,829,418
     Managed Service Charges                          2,056,766            2,205,656
     Equipment and Consulting                               512                1,126
                                                   ------------         ------------
         Total                                        4,650,657            6,036,200
                                                   ============         ============

Cost of revenue
     Voice Services                                   1,698,197            2,377,447
     Managed Service Charges                          1,290,132            1,452,720
     Equipment and Consulting
                                                              -                    -
                                                   ------------         ------------
         Total                                        2,988,329            3,830,167
                                                   ============         ============

Operating loss
     Voice Services                                   (357,063)            (650,144)
     Managed Service Charges                          (280,549)            (381,831)
     Equipment and Consulting                                -                    -
                                                   ------------         ------------
         Total                                     $  (637,612)        $ (1,031,975)
                                                   ============         ============

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

11.  Major Customer/Significant Agreements

     The Company had one major customer which accounted for approximately 18% of consolidated revenue for the three months ended September 30, 2005. The agreement with this customer terminated on June 30, 2005.

     For the three months ended September 30, 2006 the Company did not have one major customer that accounted for more than 10% of consolidated revenue.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

     The Company made purchases from Sprint that aggregated approximately 38% and 58% of the total cost of revenue for the three months ended September 30, 2006 and 2005, respectively. The Company has a commitment to purchase a minimum of $650,000 of telecommunication services monthly from Sprint.

     In addition, the Company made purchases from MCI that aggregated approximately 28% and 25% and Qwest that aggregated approximately 11.2% and 5.7% of the total cost of revenue for the three months ended September 30,2006 and 2005, respectively.

12.  Commitments and contingencies

     Employment agreements

     The Company has employment agreements with certain members of its executive management team. All of the employment agreements provide for certain payments following death or disability, for certain fringe benefits such as reimbursement for reasonable expenses and participation in medical plans, and for accelerated payments in the event of change of control of the Company. The specific terms are as follows:

          -- The agreement with the Chief Executive Officer is for a term of five years at an annual salary of $275,000 subject to cost of living increments. On July 1, 2004, a new agreement was entered into for a term of six years, terminating on July 1, 2010, at an annual salary of $275,000 subject to cost of living increments. As further discussed in Note 13b, at a meeting of the Board of Directors held on December 4, 2006, the Company accepted the resignation of Walter M. Groteke as Chairman, Chief Executive Officer and a director of the Company, effective immediately.

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

     As part of management's plan to reduce certain expenses of the Company the above parties voluntarily accepted pay reductions of 60%, 50% and 50% respectively of their current pay. This amount is net of an existing 15% deferment and will begin February 1, 2007. This reduction will only be reinstated to its original amount by the consent of the Company's Board of Directors.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


 Litigation

     a) On April 24, 2006, the Company's subsidiary NetWolves ECCI Corp (the "Subsidiary") filed an action in the Florida Circuit Court, Hillsborough County against Education Communications Consortia Inc. ("ECCI"). The action arises from ECCI's breach of the October 1, 2004 Asset Purchase Agreement between the parties (the "Agreement") by failing to pay $70,273 pursuant to a reconciliation of billings, receivable and costs in accordance with the terms of the Agreement.

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

          The Company and Subsidiary believe that ECCI's action is without merit and therefore no accrual has been made. Among other things, it is the Company's position that the Agreement provided as a condition precedent to any installment payment that ECCI achieve annual gross revenue of at least $2,000,000; and that ECCI failed to achieve this amount. However, there can be no assurances that the Company will be successful.


          b) As further discussed in note 13 below, on December 6, 2006, the Company was served with an action against the Company by Walter
               M. Groteke in the Circuit Court of the State of Florida, Hillsborough County seeking declaratory relief and a judgment for his full compensation and benefits under his employment agreement.

          It is the Company's position that Mr. Groteke voluntarily resigned and is no longer entitled to the compensation set forth under his employment agreement.


13.  Subsequent event

     a) Subsequent to September 30, 2006, investors converted 13,750 shares of Series B Preferred Stock resulting in issuances of 275,000 shares of common stock.

     b) At a meeting of the Board of Directors held on December 4, 2006, the Company accepted the resignation of Walter M. Groteke as Chairman, Chief Executive Officer and a director of the Company, effective immediately. At the same time, Michael R. Rocque, a director of the Company, was appointed as its Acting Chief Executive Officer.

          The action was the result of a series of events commencing with a resolution approved by the Board of Directors on October 27, 2006 to separate the positions of Chairman and Chief Executive Officer, both positions being held by Walter M. Groteke, subject to finding a suitable candidate, if any, for the position of Chief Executive Officer. As previously reported, a committee was appointed to search for candidates for the position of Chief Executive Officer. At the same time Scott E. Foote, formerly Vice President, was appointed as
          the   Company's   Acting   President  to  be  involved  in  day-to-day
          operations.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


          In response to these resolutions, Mr. Groteke through his counsel, informed the Company on November 16, 2006, by written notice as required by his employment agreement, that Mr. Groteke was resigning from the Company for "good reason," as defined in the employment agreement; that the letter constituted his 15-day formal notice, making his resignation effective December 1, 2006; and that Mr. Groteke was demanding all compensation and benefits set forth in the agreement through June 30, 2010, the remainder of its term.

          On November 21, 2006, the Company through its counsel, responded to the November 16th letter by denying that Mr. Groteke had any basis for his claims, stating among other things, that Mr. Groteke remained Chairman and CEO with all of his responsibilities inherent in these positions. By letter dated November 28, 2006, Mr. Groteke's counsel affirmed his prior position.

          At the December 4, 2006 Board of Directors meeting, the Board of Directors formally accepted his resignation. The acceptance was based on his voluntary resignation and not for the reasons set forth by his counsel.

          On December 6, 2006, the Company was served with an action against the Company by Mr. Groteke in the Circuit Court of the State of Florida, Hillsborough County seeking declaratory relief and a judgment for his full compensation and benefits under the employment agreement, on the grounds previously set forth.

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

     Income taxes

     As part of the process of preparing our consolidated financial statements we are required to prepare our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheet. We must then

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have fully reserved our deferred tax assets at September 30, 2006 and June 30, 2006. If expectations for future performance, the timing of deductibility of expenses, or tax statutes change in the future, we could decide to adjust the valuation allowance, which may increase or decrease income tax expense.

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

     Three months ended September 30, 2006 and 2005

     Revenue

     Revenue decreased to $4.7 million for the three months ended September 30, 2006, compared to $6.0 million for the same period in the prior year. The decrease in revenue is primarily attributable to a decrease in Voice Services segment and the MSC segment of approximately $1.2 million and $0.1 million, respectively. The decrease in the Voice Services segment was attributable to attrition within the customer base of approximately $1.3 million of which Swift was approximately $1.1 million partially offset by growth from new customers and existing customers. The decrease in the MSC segment is primarily attributable to attrition within the customer base of $0.2 million of which Swift was approximately $0.6 million partially offset by growth of $0.4 million. As of September 30, 2006, Swift Transportation accounted for 0% of overall revenues as compared to 18% in the same period in the prior year. The contract with Swift terminated effective June 30, 2005.

     Cost of revenue and gross profit

     Cost of revenue decreased to $3.0 million for the three months ended September 30, 2006 compared to $3.8 million for the same period in the prior year. Cost of revenue within the Voice Services segment decreased to $1.7 million or 35% profit margin compared to $2.4 million or 38% profit margin for the same period in the prior year. This decreased profit margin is primarily attributable to customer attrition as well as rate concessions

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     in the current period. Cost of revenue within the MSC segment decreased to $1.3 million or 37 % profit margin, compared to $1.5 million, or 34% profit margin for the same period in the prior year. The increased profit margin is primarily the result of sales of our more profitable MSC services and vendor credits received in the current period. Cost of revenue within the Equipment and Consulting segment had a non-material impact on gross profit.

     Overall gross profit was 36% for the three months ended September 30, 2006, compared to 37% for the same period in the prior year.

     General and administrative

     General and administrative expenses consist primarily of salaries and related expenses for executive, finance and operations personnel, as well as insurance, rent, travel, communication expense and professional fees. General and administrative expenses were $1.3 million and $1.7 million for the three months ended September 30, 2006 and 2005, respectively. The decrease in general and administrative expenses were due to the net effect of staff reductions of approximately $0.3 million and cost reductions of approximately $0.1 million from the prior period.

     Engineering and development

     Engineering and development expenses decreased to $.05 million for the three months ended September 30, 2006, compared to $0.21 million for the same period in the prior year. The decrease in engineering and development expenses were primarily attributable to staff reductions of approximately $0.1 million and cost reductions of $0.05 million.

     Sales and marketing

     Sales and marketing expenses decreased to $1.0 million for the three months ended September 30, 2006, compared to $1.3 million for the same period in the prior year. The decrease in sales and marketing expenses was primarily the result of a decrease in the number of sales and sales support personnel and associated travel and entertainment, which resulted in a decrease of approximately $0.4 million partially offset by an increase of bad debt of $0.1 million.

     Other income (expenses)

     Other income (expenses) decreased $0.20 million for the three months ended September 30, 2006. The decrease was primarily attributable to $0.1 million of gain on the reduction in short and long term notes payable associated with the acquisition of the ECCI customer list in the prior period and an increase in interest expense of $0.1.

     Liquidity and Capital Resources

     Our operating activities used cash of approximately $1.0 million during the three months ended September 30, 2006, as compared to using approximately $1.3 million for the same period in the prior year. Cash used in operations for the three months ended September 30, 2006 was primarily attributable to a net loss of approximately $.7 million, a decrease in accounts payable of approximately $0.3 million, a decrease in prepaid expenses of approximately $0.07 million partially offset by non-cash charges for depreciation and amortization and bad debt expense of approximately $0.2 million and $0.1 million, respectively. Additionally, accounts receivable, inventory and deferred revenue increased by $0.4 million, $0.007 million, and $0.06 million, respectively. Cash used in operations for the three months ended September 30, 2005 was primarily attributable to a net loss of approximately $0.9 million, a decrease in accounts payable of approximately $1.1 million, a decrease in deferred revenue of approximately $0.2 million and other income of approximately $0.1 million, partially offset by non-cash charges for depreciation and amortization, equity compensation and inventory write off of approximately $0.2 million, $0.02 million and $0.1 million, respectively. Additionally, accounts receivable and prepaid expenses decreased by $0.6 million and $0.1 million, respectively.

     Our investing activities used approximately $ 0.07 million for the three months ended September 30, 2006 as compared to using $0.1 million for the same period in the prior year. Cash used in investing activities was primarily attributable to payments on customer lists previously acquired in the amount of $0.06 million and patent cost paid $0.009 million. Cash used in investing activities for the three months ended September 30, 2005 was primarily attributable to payments on customer lists previously acquired in the amount of $0.1 million and purchases of property and equipment in the amount of approximately $0.02 million.

     There were no financing activities for the three months ended September 30, 2006. Our financing activities provided approximately $0.2 million for the three months ended September 30, 2005. Cash provided by financing activities was primarily attributable to an advance from a shareholder.

     Summary

     Historically, we have experienced significant recurring net operating losses as well as negative cash flows from operations. Our main source of liquidity has been equity and debt financing, which has been used to fund historical losses from operating activities. The maturity date of our notes previously due in March 2007 has been extended to October 1, 2007. Based on our cash position of approximately $1.0 million, significant cost cutting initiatives, vendor negotiations, additional staff reductions, further significant executive pay reductions as well as the extension of the maturity date of notes previously due in March 2007, together with current forecasts and debt financing, we believe that we have sufficient cash to meet our funding needs through September 30, 2007. However, our current forecast does not address events beyond October 1, 2007, developing a plan for the Company to have the ability to repay its indebtedness due in October 2007 and November 2007 as referenced in Note 6 of the Condensed Consolidated Financial Statements. In addition, certain executive officers and shareholders have guaranteed additional cash flow to the Company in the amount of $200,000 in the event such cash is needed through June 30, 2007. However, there can be no assurances that the Company will be successful in these initiatives or that these initiatives will result in improved financial performance.

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

     Management has identified a significant deficiency as a result of certain required analytical schedules and memorandums not being reviewed in a timely manner. In, addition, the review process is not being performed in a timely manner. A significant deficiency is a control deficiency, or combination of control deficiencies that result in a more than remote likelihood of an inconsequential misstatement of the Company's interim or annual financial statements.

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

     During the quarter ended September 30, 2006 personnel were added and received the necessary training. Additionally, management has reviewed all systems and procedures relating to the financial close and have implemented additional controls and other process improvements.

     There were no other change in our Internal Controls during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our Internal Controls.

     Changes in Internal Controls Over Financial Reporting

     It is our responsibility to establish and maintain adequate internal control over financial reporting. The significant deficiency identified, relates to the timeliness of the review process of our financial close and reporting process. These control deficiencies in the aggregate did not result in any misstatements in the annual or interim consolidated financial statements. Management is in the process of remedying the significant deficiency described above. Management will be reviewing all systems and procedures relating to the financial close, with the objective of implementing additional controls and other process improvements in the near future.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

     The Company and Subsidiary believe that ECCI's action is without merit and therefore no accrual has been made. Among other things, it is the Company's position that the Agreement provided as a condition precedent to any installment payment that ECCI achieve annual gross revenue of at least $2,000,000; and that ECCI failed to achieve this amount. However, there can be no assurances that the Company will be successful.

     On November 16, 2006, Mr. Groteke through his counsel, informed the Company, by written notice as required by his employment agreement, that Mr. Groteke was resigning from the Company for "good reason," as defined in the employment agreement; that the letter constituted his 15-day formal notice, making his resignation effective December 1, 2006; and that Mr. Groteke was demanding all compensation and benefits set forth in the agreement through June 30, 2010, the remainder of its term.

     On November 21, 2006, the Company through its counsel responded to the November 16th letter by denying that Mr. Groteke had any basis for his claims, stating among other things, that Mr. Groteke remained Chairman and CEO with all of his responsibilities inherent in these positions. By letter dated November 28, 2006, Mr. Groteke's counsel affirmed his prior position.

     On December 6, 2006, the Company was served with an action against the Company by Mr. Groteke in the Circuit Court of the State of Florida, Hillsborough County seeking declaratory relief and a judgment for his full compensation and benefits under the employment agreement, on the grounds previously set forth.

     The Company believes that Mr. Groteke's action is without merit and therefore no accrual has been made. Among other things it is the Company's position that Mr. Groteke voluntarily resigned and is no longer entitled to compensation set forth in his employment agreement.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)





ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable

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




                    BY:     NETWOLVES CORPORATION






                            /s/ Michael R. Rocque
                            ------------------------------------
                            Michael R. Rocque
                            Chief Executive Officer and Director




                            /s/ Peter C. Castle
                            Peter C. Castle
                            Chief Financial Officer, Vice president-Finance, Director, Treasurer and Secretary







Date: Decmeber 13, 2006