Form 10QSB
period 2006-12-31
NETWOLVES CORP
filed 2007-03-12
CIK 1084103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2006
                                               -----------------

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

Yes  X    No
    ---      ---

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act) Yes      No   X
                                    ---      ---
Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:

     TITLE OF CLASS                            NUMBER OF SHARES OUTSTANDING ON
---------------------------                              March 7, 2007
Common Stock, $.0033 par value                      ----------------------
                                                           34,109,713
                                                           ----------

Transitional Small Business Disclosure Format (check one):   Yes [  ]   No [X]

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                         FORM 10-QSB - DECEMBER 31, 2006






                                      INDEX

PART I - FINANCIAL INFORMATION
      ITEM 1 - FINANCIAL STATEMENTS

      CONDENSED CONSOLIDATED BALANCE SHEETS
           December 31, 2006 (unaudited) and June 30, 2006 .............................................. 1 - 2

      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           For the three and six months ended December 31, 2006 (unaudited)
             and December 31, 2005 (unaudited)............................................................3 - 4

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the six months ended
           December 31, 2006 (unaudited)
             and December 31, 2005 (unaudited) ...........................................................5 - 6

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS .............................................. 7 - 21

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                 OF OPERATION ...........................................................................22 - 27

      ITEM 3 - CONTROLS AND PROCEDURES ...................................................................   28


PART II - OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS .........................................................................   29

      ITEM 2 - CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES ............   30

      ITEM 3 - DEFAULTS UPON SENIOR SECURITIES ...........................................................   30

      ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......................................   30

      ITEM 5 - OTHER INFORMATION .........................................................................   30

      ITEM 6 - EXHIBITS...................................................................................   30

SIGNATURES................................................................................................   31

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      December 31,            June 30,
                                                                                          2006                  2006
                                                                                    -----------------       ------------
                                                                                       (Unaudited)
ASSETS

Current assets
     Cash and cash equivalents                                                         $    565,717        $   2,016,156
 Accounts receivable, net of allowance of $657,434 and $1,146,044 at
 December 31, 2006 and June 30, 2006, respectively                                        2,991,395            2,825,679
     Inventories                                                                            265,853              302,562
     Prepaid expenses                                                                       540,988              367,808
                                                                                       ------------        -------------
               Total current assets                                                       4,363,953            5,512,205

Property and equipment, net                                                                 110,600              148,620

Identifiable intangible assets, net                                                         815,297            1,192,043

Goodwill and other indefinite lived intangible assets                                     3,801,972            3,793,072

Other assets
                                                                                             78,222               78,222
                                                                                       ------------        -------------

               Total assets                                                            $  9,170,044        $  10,724,162
                                                                                       ============        =============

            See notes to condensed consolidated financial statements

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
(Continued)                                                                            December 31,           June 30,
                                                                                          2006                  2006
                                                                                      ------------         -------------
                                                                                       (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued expenses                                             $  5,452,315         $   5,755,385
    Deferred revenue                                                                       909,271               538,267
    Current maturities of long term debt                                                    60,000               100,000
                                                                                      ------------         -------------
       Total current liabilities                                                         6,421,586             6,393,652
Long term debt, net of current maturities                                                1,068,750             1,118,750
                                                                                      ------------         -------------
         Total liabilities                                                               7,490,336             7,512,402
                                                                                      ------------         -------------

Shareholders' equity
    Series A convertible preferred stock, $.0033 par value; $6,357,014 liquidation preference; 1,000,000 shares authorized; 199,903 and 178,186 shares issued and outstanding on December 30, 2006 and June
      30, 2006, respectively                                                          $  2,418,644         $   2,092,885
    Series B convertible preferred stock, $.0033 par value; $6,383,621 liquidation preference; 500,000 shares authorized; 179,143 and 192,921 shares issued and outstanding on December 31, 2006 and June
      30, 2006                                                                           2,155,753             2,501,209
     Series C convertible preferred stock, $.0033 par value;
      $1,648,766 liquidation preference; 100,000 shares authorized; 12,962
      shares issued and outstanding on December 31, 2006 and June 30, 2006                 205,361               205,361
    Preferred stock, $.0033 par value; 400,000 shares authorized; no shares
      issued and outstanding on December 31, 2006 and June 30, 2006                              -                     -
    Common stock, $.0033 par value; 65,000,000 authorized; 34,109,713 and
      33,134,097 shares issued and outstanding on December 31, 2006 and
      June 30, 2006, respectively                                                          112,563               109,344
     Additional paid-in capital                                                         79,872,413            79,570,125
     Accumulated deficit                                                             (83,085, 026)          (81,267,164)
                                                                                      ------------         -------------
            Total shareholders' equity                                                   1,679,708             3,211,760
                                                                                      ------------         -------------
                                                                                     $   9,170,044         $  10,724,162
                                                                                     =============         =============

            See notes to condensed consolidated financial statements

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          For the three months ended                  For the six months ended
                                                                  December 31,                               December 31,
                                                                  ------------                               ------------
                                                             2006               2005                   2006                 2005
                                                     -------------------   -----------------    -------------------    -------------
Revenue
    Voice services                                      $   2,183,082        $  3,540,664          $   4,776,461      $   7,370,082
    Managed service charges                                 2,157,891           1,999,351              4,214,657          4,205,007
    Equipment and consulting                                      640              19,918                  1,152             21,044
                                                     -------------------   -----------------    -------------------    -------------
                                                            4,341,613           5,559,933              8,992,270         11,596,133
                                                     -------------------   -----------------    -------------------    -------------
Cost of revenue (excluding depreciation
         and amortization shown separately below)
    Voice services                                          1,455,075           2,427,009              3,153,272          4,804,456
    Managed service charges                                 1,373,157           1,233,440              2,663,289          2,686,160
    Equipment and consulting                                        -                 175                      -                175
                                                     -------------------   -----------------    -------------------    -------------
                                                            2,828,232           3,660,624              5,816,561          7,490,791
                                                     -------------------   -----------------    -------------------    -------------
Operating expenses
    General and administrative                              1,358,297           1,491,913              2,617,089          3,039,962
    Engineering and development                                38,765             122,848                 93,038            332,799
    Sales and marketing                                       940,244           1,337,846              1,720,667          2,590,483
    Depreciation and amortization                             205,643             223,226                412,096            450,597
                                                     -------------------   -----------------    -------------------    -------------
                                                            2,542,949           3,175,833              4,842,890          6,413,841
                                                     -------------------   -----------------    -------------------    -------------
 Loss before other income (expense)                        (1,029,568)         (1,276,524)            (1,667,181)        (2,308,499)

 Other income (expense)
    Other income                                                    -             275,198                      -            419,200
    Interest income (expense)                                 (43,083)              3,403                (83,317)            20,354
                                                     -------------------   -----------------    -------------------    -------------
                                                              (43,083)            278,601                (83,317)           439,554
                                                     -------------------   -----------------    -------------------    -------------
Loss before income taxes                                   (1,072,651)           (997,923)            (1,750,498)        (1,868,945)
     Provision for income taxes                                (1,324)               (116)               (67,364)            (5,430)
                                                     -------------------   -----------------    -------------------    -------------
 Net loss                                              $  ( 1,073,975)       $   (998,039)         $  (1,817,862)      $ (1,874,375)
                                                     ===================   =================    ===================    =============

            See notes to condensed consolidated financial statements

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


(Continued)                                              For the three months ended                  For the six months ended
                                                                 December 31,                                December 31,
                                                                 ------------                                ------------
                                                             2006                2005                  2006                 2005
                                                     -------------------   -----------------    -------------------    -------------
 Basic and diluted net loss per share
 Net loss                                               $ ( 1,073,975)       $    (998,039)     $   (1,817,862)      $   (1,874,375)

    Dividends on convertible preferred stock                 (198,284)            (160,009)          ( 387,136)            (363,787)
                                                     -------------------   -----------------    -------------------    -------------

Net loss attributable to common shareholders            $ ( 1,272,259)       $   1,158,048)     $   (2,204,998)      $   (2,238,162)
                                                     ===================   =================    ===================    =============

Basic and diluted net loss per share                    $        (.04)       $        (.04)     $         (.07)      $         (.07)
                                                     ===================   =================    ===================    =============
 Weighted average common shares                            33,521,399           30,163,805          33,327,788           30,007,474
     outstanding, basic and diluted                  ===================   =================    ===================    =============

            See notes to condensed consolidated financial statements

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      For the six months ended
                                                                                            December 31,
                                                                                            ------------
                                                                                      2006                 2005
                                                                               -------------------   ------------------
Cash flows from operating activities
     Net loss                                                                   $  (1,817,862)        $  (1,874,375)
     Adjustments to reconcile net loss to net cash used in operating activities
           Depreciation                                                                35,350                73,850
           Amortization                                                               376,746               376,747
           Bad debt expense                                                           302,896               264,872
           Non-cash charge to operations with respect to
            stock, options and warrants issued for services and amortization
            of previously issued warrants                                             347,142                67,400
           Other income                                                                     -              (424,166)
           Loss on disposal of property and equipment                                   2,671                     -

     Changes in operating assets and liabilities
       Restricted cash                                                                      -                25,958
       Accounts receivable                                                           (468,612)                5,552
       Inventories                                                                     36,709                40,711
       Prepaid expenses                                                              (173,180)               36,231
       Other assets                                                                         -               (12,517)
       Accounts payable and accrued expenses                                         (364,402)             (202,511)
                                                                                      371,004              (180,996)
                                                                               -------------------   ------------------
         Net cash used in operating activities                                     (1,351,538)           (1,803,244)
                                                                               -------------------   ------------------

Cash flows from investing activities
     Payment on existing customer list                                                (90,000)             (100,000)
     Patent costs paid                                                                 (8,901)               (7,385)
     Purchases of property and equipment
                                                                                            -               (31,492)
                                                                               -------------------   ------------------

       Net cash used in investing activities                                    $     (98,901)        $    (138,877)
                                                                               -------------------   ------------------

            See notes to condensed consolidated financial statements

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(Continued)                                                                           For the six months ended
                                                                                            December 31,
                                                                                            ------------
                                                                                      2006                 2005
                                                                               -------------------   ------------------
Cash flows from financing activities
     Advance from shareholder
                                                                                              -               210,000
                                                                               -------------------   ------------------

                Net cash provided by financing activities
                                                                                              -               210,000
                                                                               -------------------   ------------------

Net decrease in cash and cash equivalents
                                                                                     (1,450,439)           (1,732,121)

Cash and cash equivalents, beginning of period                                        2,016,156             3,325,318
                                                                               -------------------   ------------------

Cash and cash equivalents, end of period                                           $    565,717         $   1,593,197
                                                                               ===================   ==================

Cash paid for income taxes                                                         $     67,364         $       4,627
                                                                               ===================   ==================

Cash paid for interest                                                             $     96,978         $       5,430
                                                                               ===================   ==================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Dividends accrued on convertible preferred stock                                   $    387,133         $     363,787
                                                                               ===================   ==================

Dividends paid-in-kind on convertible preferred stock                              $    325,804         $     332,441
                                                                               ===================   ==================

Purchase price adjustment-reduction of long term debt and customer list            $          -         $     800,000
                                                                               ===================   ==================

Conversions of preferred stock to common stock                                     $    345,501         $      81,728
                                                                               ===================   ==================

Conversion of debt to common stock                                                 $          -         $     210,000
                                                                               ===================   ==================

            See notes to condensed consolidated financial statements

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Interim financial information

The summary financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. These financial statements, including the condensed consolidated balance sheet as of June 30, 2006, which has been derived from audited financial statements, are presented in accordance with the requirements of Form 10-QSB and consequently may not include all disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-KSB. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006. The results of operations for the six months ended December 31, 2006 are not necessarily indicative of the results to be expected for the full year.

2.   Management's Plan

Historically, the Company has experienced significant recurring net operating losses as well as negative cash flows from operations. The Company's main source of liquidity has been equity and debt financing, which has been used to fund historical losses from operating activities. The maturity date of our notes previously due in March 2007 and November 2007, with the exception of $95,000, have been extended to January 1, 2008. Based on the Company's cash position of approximately $.5 million, vendor negotiations, additional staff reductions, as well as the extension of the maturity date of notes previously due in March 2007 and November 2007, with the exception of $95,000, together with current forecasts and debt financing, the Company believes that we have sufficient cash to meet its funding needs through December 31, 2007. However, the Company's current forecast does not address events beyond January 1, 2008, including developing a plan for the Company to have the ability to repay its indebtedness due in January 2008 as referenced in Note 6 of these condensed consolidated financial statements. In addition, certain executive officers and shareholders have guaranteed additional cash flow to the Company in the amount of $200,000 in the event such cash is needed through December 31, 2007. However, there can be no assurances that the Company will be successful in these initiatives or that these initiatives will result in improved financial performance.

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

4.   Significant accounting policies

Principles of consolidation

The  condensed   consolidated  financial  statements  include  the  accounts  of
NetWolves  Corporation  and  its  subsidiaries.   All  significant  intercompany
transactions and balances have been eliminated in consolidation.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basic and diluted net loss per share

The diluted loss per share does not include the impact of potential shares to be issued upon exercise of convertible preferred stock, options and warrants aggregating approximately 16.3 million and 22.7 million at December 31, 2006 and 2005, respectively, because the Company had a net loss attributable to common shareholders and, therefore, the effect would be antidilutive.

Inventories

Inventories consist of raw materials and finished goods. Inventories are valued at the lower of cost or net realizable value using the first-in, first-out method. Additionally, raw material and finished goods amounted to $185,000 and $80,853, respectively, at December 31, 2006 and $203,100 and $99,462 respectively, at June 30, 2006.

Reclassifications

Certain reclassifications have been made to the condensed consolidated financial statements shown for the prior period in order to have them conform to the current period's classifications.

Stock-based compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share Based Compensation ("SFAS No. 123(R)). This Statement revised SFAS No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation." The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition, the revised statement amends SFAS No. 95, "Statement of Cash Flows," to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid. The provisions of the revised statement are effective for the Company commencing July 1, 2006.

After evaluation, on June 29, 2006, the Board of Directors approved accelerating the vesting of approximately 263,104 stock options under the Company's stock plans and granted 815,500 options to employees and 600,000 options to the Board of Directors of the Company, which vested immediately. The options had a range of exercise prices of $.15 to $12.00. The closing price of the Company's common stock on June 28, 2006, the last trading day before approval of acceleration, was $0.11. Since all of the accelerated options were out-of-the-money at the time of the acceleration no charge to operations was recorded. Generally, all options issued to employees are issued at the money and accordingly no charge to operations was recorded. The purpose of the accelerated vesting was to enable

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Stock-based compensation (continued)

the Company to avoid recognizing future compensation expense associated with these options upon adoption of SFAS No. 123R. The aggregate pre-tax expense that, absent the acceleration and immediate vesting, would have been reflected in the Company's consolidated financial statements beginning in fiscal 2007 is estimated to be approximately $ 140,000.

Effective July 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R using the modified-prospective-transition method. As a result, the Company's net loss before taxes for the three and six months ended December 31, 2006 is the same if it had continued to account for share-based compensation under APB Opinion No. 25 "Accounting for Stock Issued to Employees." The stock based compensation expense is included in general and administrative expense in the condensed consolidated statement of operations.

Prior to July 1, 2006, the Company's stock-based employee compensation plans were accounted for under the recognition and measurement provisions of Accounting Principle Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related Interpretations, as permitted by FASB Statement No. 123. The Company did not recognize stock-based compensation cost in its statement of operations for periods prior to July 1, 2006 as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. However, compensation expense was recognized for certain options granted to non employees of the Company based upon fair value.

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

                                                               For the three months ended        For the six months ended
                                                               --------------------------        ------------------------
                                                                    December 31, 2005                December 31, 2005
                                                                     -----------------                -----------------
        Net loss attributable to common shareholders,
          as reported                                               $        (1,158,048)             $       (2,238,162)
        Deduct:  Total stock-based employee
          compensation expense determined under fair
          value based method for all awards, net of
          related tax effects                                                   (94,082)                       (188,164)
                                                                     -----------------                -----------------

        Pro forma net loss attributable to common
        shareholders                                                $        (1,252,130)             $       (2,426,326)
                                                                    ====================             ===================

        Basic and diluted net loss per share
                 As reported                                           $           (.04)               $           (.08)
                 Pro forma                                             $           (.04)               $           (.08)

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Stock-based compensation (continued)

A summary of the Company's stock plan is presented below:

                                                          Stock Options    Weighted-Average   Aggregate Intrinsic
                                                                            Exercise Price           Value
                                                       ----------------------------------------------------------
       Outstanding, June 30, 2006                                 5,104,200      $    0.75
       Granted                                                    2,607,500      $    0.16
       Exercised                                                          -      $      -
       Cancelled/forfeited                                          (23,750)     $    2.77
                                                        ----------------------------------
       Outstanding, December 31, 2006                             7,687,950      $    0.54       $         -
                                                        ==================================       ================
       Exercisable, December 31, 2006                             6,993,864      $    0.58       $         -
                                                        ==================================       ================

The following table summarizes information about stock options outstanding at December 31, 2006:

                                                         Options                                  Options
                                                      outstanding at                           exercisable at
                                                    December 31, 2006                        December 31, 2006
                                                    -----------------                        -----------------
                                                           Weighted
                                                            average       Weighted                        Weighted
                                                           remaining      average                          average
               Range of                   Number of       contractual     exercise       Number of        exercise
            exercise prices                shares            life          price          Shares            price
            ---------------                ------            ----          -----          ------            -----
       $      0.00-$  0.50                5,218,000           4.65       $  0.15        4,529,914         $   0.21

       $      0.51-$  1.00                1,053,700           3.25       $  1.00        1,053,700         $   1.00

       $      1.01-$  1.50                1,305,250           1.25       $  1.19        1,305,250         $   1.19

       $      1.51-$  2.00                    6,500           1.81       $  1.88            6,500         $   1.88

       $      2.01-$ 12.00                  104,500           2.11       $  7.00          104,500         $   7.00
                                          ---------                                     ---------
                                          7,687,950                                     6,993,864
                                          =========                                     =========

During the six months ended December 31, 2006, the Company granted 2,607,500 options with a weighted average exercise price of $0.16 and a fair value of $315,325. During the six month ended December 31, 2006 1,918,414 options with a weighted average exercise price of $0.16 vested. At December 31, 2006, there were 689,086 non-vested options outstanding with an exercise price of $0.16. The remaining compensation expense related to these non-vested options is approximately $76,000 and will be expensed over a weighted average period of
1.97 years.

The weighted average fair value of options granted during the six months ended December 31, 2006 is $0.11.

Summary of Recently Issued Accounting Pronouncements

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154") established new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 supercedes Accounting Principles Bulletin ("APB") Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in interim Financial Statements", though it carries forward the guidance of those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity and error corrections. This statement is effective for accounting changes and error corrections made in years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on its consolidated financial statements.

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

In October 2005, the FASB issued FSP FAS 123(R)-2, "Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)", which provides clarification of the concept of mutual understanding between employer and employee with respect to the grant date of a share-based payment award. This FSP provides that a mutual understanding of the key terms and conditions of an award shall be presumed to exist on the date the award is approved by management if the recipient does not have the ability to negotiate the key terms and conditions of the award and those key terms and conditions will be communicated to the individual recipient within a relatively short time period after the date

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Summary of Recently Issued Accounting Pronouncements (continued)

of approval. This guidance was applicable upon the initial adoption of SFAS 123(R). The adoption of this pronouncement did not have an impact on the Company's consolidated financial position, results of operations, or cash flows.

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

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS No. 155") an amendment to SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement resolves issues addressed in Statement 133
Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006 with early adoption permitted. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" - ("SFAS No. 156") an amendment of SFAS No. 140. This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This statement should be adopted as of the beginning of its first fiscal year that begins after September 15, 2006 with early adoption permitted. The Company does not expect the adoption of SFAS No. 156 to have a material impact on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Summary of Recently Issued Accounting Pronouncements (continued)

information used to develop those assumptions. SFAS No. 157 requires fair value measurements to be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS No. 157 on its future results of operations and financial condition.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement amends Statement 87, FASB Statement No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, Statement 106, and FASB Statement No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, and other related accounting literature. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Board issued this Statement to address concerns that prior standards on employers' accounting for defined benefit postretirement plans failed to communicate the funded status of those plans in a complete and understandable way. Prior standards did not require an employer to report in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan. Those standards did not require an employer to recognize completely in earnings or other comprehensive income the financial effects of certain events affecting the plan's funded status when those events occurred. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization shall report unrealized gains and losses in its statement of activities or similar statement. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial statements.

5.   Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

                                                                                December 31,          June 30,
                                                                                   2006                2006
                                                                             -----------------    ---------------
              Trade accounts payable and other accrued operating
                 expenses                                                      $  2,730,238        $   3,271,042
              Sales and excise taxes payable                                         46,904              132,409
              Universal services charges payable                                  1,279,507            1,114,795
              Dividends payable                                                     552,148              490,819
              Compensated absences                                                  227,802              356,361
              Other current liabilities                                             599,351              372,826
              Bonuses and commissions payable                                        15,553               16,974
              Accrued taxes                                                             812                  159
                                                                             -----------------    ---------------
                                                                               $  5,452,315        $   5,755,385
                                                                             =================    ===============

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6.       Long Term Debt

         Long term debt at December 31, 2006 consists of the following:

                                                                            December 31,           June 30,
                                                                                2006                 2006
                                                                        -----------------    -----------------
           Note payable - 13 month note, 18% annual interest rate,
           paid monthly. In addition, the Company is required to
           maintain certain covenants. This note was due March 2007
           but has been extended to January 1,  2008. Collateralized
           by substantially all assets of the Company.                       $    403,750        $    403,750
           Note payable - 18 month note, 18% annual interest rate paid monthly. In addition, the Company is required to maintain
           certain covenants. This note was due November 2007, with
           the exception of $95,000, has been extended to January 1, 2008.
           Collateralized by substantially all assets of the Company.             665,000             665,000
           Note payable - 2 remaining contingent payments in the
           amount of $100,000 was due July 31, 2006 and $50,000 due
           July 31, 2007. Payments contingent on achieving targeted
           revenues (See Note 7).                                                  60,000             150,000
                                                                        -----------------    -----------------

           Total Long-Term Debt                                                 1,128,750           1,218,750

           Less: Current Maturities                                             (155,000)           (100,000)
                                                                        -----------------    -----------------
           Long-Term Debt, Less Current Maturities                          $     973,750       $   1,118,750
                                                                        =================    =================

Maturities of long-term debt at December 31, 2006 for the next five years and in the aggregate are as follows:

                             For the period ending
                             ---------------------
                                  December 31,                            Amount
                                  ------------                            ------

                                      2007                            $          155,000
                                      2008                                       973,750

                                   Thereafter                                          -
                                                        ---------------------------------
                                                                      $        1,128,750
                                                        =================================

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

In September 2006, the Company determined that gross revenues derived from the ECCI customer list did not reach the annual revenue of $2 million as required by the purchase agreement and no longer believes that the remaining $400,000 of the performance payment is assured beyond a reasonable doubt.

In April 2005, the Company acquired a customer list and entered into a non-compete agreement for $200,000 and $200,000 respectively. The customer list has an estimated useful of 5 years and the non-compete will be amortized over 27 months. The Company made cash payment of $150,000 with three additional annual payments commencing July 31, 2005 in the amounts of $100,000, $100,000 and $50,000 (see Note 6). During the six months ended December 31, 2006 the Company made partial payments totaling $90,000 and the Company is not in default of this agreement as a result of this partial payment. As of December 31, 2006 the Company has made payments totaling $190,000 on this existing customer list. Subsequent to December 31, 2006, the Company made another partial payment in the amount of $10,000.

8. Related party transactions

During the three months ended December 31, 2006 and 2005, the Company paid approximately $52,000 and $30,000, respectively, for legal services to law firms in which an employee/stockholder is affiliated.

During the six months ended December 31, 2006 and 2005, the Company paid approximately $88,000 and $64,000, respectively, for legal services to law firms in which an employee/stockholder is affiliated.

The Company received a non-interest bearing advance from a shareholder in the amount of $210,000 during the quarter ended September 30, 2005, with no scheduled repayment terms. During December 31, 2005 this short term debt was repaid with the issuances of 840,000 shares of restricted common stock, with no registration rights

9. Shareholders' equity

Preferred stock
---------------

On July 1, 2006 stock dividends totaling 21,720 shares were paid in Series A Preferred Stock to Series A Preferred Stock investors representing accrued dividends through June 30, 2006

For the six months ended December 31, 2006, investors converted 3 shares of Series A Preferred Stock and 13,778 shares of Series B Preferred Stock resulting in issuances of 275,616 shares of common stock. There were no conversions of Series C Preferred Stock.

Dividends on the Series A, B and C Preferred Stock accrue at a rate of 12%, 12% and 9% per annum, respectively. Aggregate dividends accrued for the three and six months ended December 31, 2006 were $188,507 and $377,359, respectively.

Options
-------

During September 2006, the Company entered into an agreement with a consultant. In return for services, the Company granted options to purchase 50,000 shares with a value of $5,000.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

During December 2006, the Company entered into an agreement with a consultant. In return for services, the Company granted options to purchase 250,000 shares with a value of $20,000.

During December 2006, at a meeting of the compensation committee, the Company authorized the issuance of 2,307,500 options with a fair value of $290,325 and 700,000 shares of common stock under its existing stock option/stock issuance plans. This represents an aggregate of 1,825,000 options with a fair value of $237,250 issued to its executives and directors and 482,500 options with a fair value of $53,075 issued to its employees and consultants. The options have an exercise price of $.16 and a vesting period that ranges from immediately to twenty four months. The closing price of the Company's common stock on December 12, the last trading day before authorization of the issuance was $0.16.

For the six months ended December 31, 2006, the fair value of the Company's stock options was estimated on the following assumptions: (1) expected volatility of 109% to 113%, (2) risk-free interest rates of 4.54% to 4.82% and expected lives of 2 to 5 years.

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

                                                 For the three months ended             For the six months ended
                                                        December 31,                          December 31,
                                                        ------------                          ------------
                                                    2006             2005                 2006             2005
                                            -----------------  -----------------  -----------------  ----------------
                                  Revenue
                           Voice Services        $  2,183,082       $  3,540,664       $  4,776,461       $  7,370,082
                  Managed Service Charges           2,157,891          1,999,351          4,214,657          4,205,007
                  Equipment and Consulting                640             19,918              1,152             21,044
                                                 ------------       ------------      -------------      -------------
                                     Total       $  4,341,613       $  5,559,933       $  8,992,270       $ 11,596,133
                                                 ============       ============       ============       ============
                           Cost of revenue
                            Voice Services       $  1,455,075       $  2,427,009       $  3,153,272       $  4,804,456
                   Managed Service Charges          1,373,157          1,233,440          2,663,289          2,686,160
                  Equipment and Consulting                  -                175                  -                175
                                                 ------------       ------------      -------------      -------------
                                     Total       $  2,828,232       $  3,660,624       $  5,816,561       $  7,490,791
                                                 ============       ============       ============       ============
                            Operating loss
                            Voice Services       $   (517,145)       $  (816,975)      $   (885,563)      $ (1,454,354)
                   Managed Service Charges           (511,271)          (459,549)          (781,404)          (854,145)
                  Equipment and Consulting               (152)                  -              (214)                 -
                                                 ------------       ------------      -------------      -------------
                                     Total       $ (1,029,568)      $ (1,276,524)      $ (1,667,181)      $ (2,308,499)
                                                =============      =============       ============      =============

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

11. Major Customer/Significant Agreements

The Company had one major customer which accounted for approximately 6% and 12% of consolidated revenue for the three and six months ended December 31, 2005, respectively. The agreement with this customer terminated on June 30, 2005.

For the three and six months ended December 31, 2006 the Company did not have any major customer that accounted for more than 10% of consolidated revenue.

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

The Company made purchases from Sprint that aggregated approximately 34% and 48% of the total cost of revenue for the six months ended December 31, 2006 and 2005, respectively. For the three months ended December 31, 2006 and 2005 the Company made purchases from Sprint that aggregated approximately 31% and 38% of the total cost of revenue, respectively.

In addition, the Company made purchases from MCI that aggregated approximately 25% and 25% and Qwest that aggregated approximately 12% and 7% of the total cost of revenue for the six months ended December 31, 2006 and 2005, respectively. For the three months ended December 31, 2006 and 2005, the Company made purchases from MCI that aggregated approximately 22% and 25% and Qwest that aggregated approximately 13% and 7% of the total cost of revenue.

12. Commitments and contingencies

Employment agreements

The Company has employment agreements with certain members of its executive management team. All of the employment agreements provide for certain payments following death or disability, for certain fringe benefits such as reimbursement for reasonable expenses and participation in medical plans, and for accelerated payments in the event of change of control of the Company. The specific terms are as follows:

o As discussed below, the agreement with the Chief Executive Officer was for a term of five years at an annual salary of $275,000 subject to cost of living increments. On July 1, 2004, a new agreement was entered into for a term of six years, terminating on July 1, 2010, at an annual salary of $275,000 subject to cost of living increments. As further discussed below, at a meeting of the Board of Directors held on December 4, 2006, the Company accepted the resignation of Walter M. Groteke as Chairman, Chief

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Executive Officer and a director of the Company, effective immediately. As previously reported, a committee has been appointed to search for candidates for the position of Chief Executive Officer. Until then Michael R. Rocque, a director of the Company, was appointed as its Acting Chief Executive Officer.

o The agreement with the Senior Vice President is for a term of three years, subject to two additional one-year extensions, at an annual salary of $175,000. On July 1, 2004, a new agreement was entered into for a term of five years, terminating on July 1, 2009 and subject to additional one-year extensions at an annual salary of $175,000.

o The agreement with the Chief Financial Officer is for a term of three years, subject to two additional one-year extensions, at an annual salary of $150,000. On July 1, 2004, a new agreement was entered into for a term of five years, terminating on July 1, 2009 and subject to additional one-year extensions, at an annual salary of $175,000.

o As part of the plan to reduce certain expenses of the Company the Senior Vice President and Chief Financial Officer voluntarily accepted pay reductions of 50% of their current pay. This amount is net of an existing 15% deferment and commenced February 1, 2007. This reduction will only be reinstated to its original amount by the consent of the Company's Board of Directors.

Litigation

     a) On April 24, 2006, the Company's subsidiary NetWolves ECCI Corp. (the "Subsidiary") filed an action in the Florida Circuit Court, Hillsborough County against Education Communications Consortia Inc. ("ECCI"). The action arises from ECCI's breach of the October 1, 2004 Asset Purchase Agreement between the parties (the "Agreement") by failing to pay $70,273 pursuant to a reconciliation of billings, receivable and costs in accordance with the terms of the Agreement.

          On April 27, 2006, ECCI served the Company and Subsidiary with an action in the Circuit Court of Kanawha County, West Virginia, alleging, inter alia that the Subsidiary had failed to pay the $200,000 first installment of a promissory note ("the Note") and has anticipatorily breached payment of the remaining balance. As a consequence, ECCI alleges that the entire $800,000 note, together with interest and costs, is joint and severally due and payable by the Subsidiary and by the Company, as guarantor. ECCI asserts additional claims against the Company in the aggregate sum of approximately $121,000 based on alleged reimbursable costs incurred by ECCI.

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

          We operate in three segments. The Voice Services segment, which operates worldwide, provides voice services including switched and dedicated outbound, switched and dedicated toll-free inbound, dedicated T1 access loops, calling and debit cards, and conference calling. The Managed Services Charges ("MSC" or Managed Services) segment provides network and security technology and a variety of recurring managed data services. The Equipment and Consulting segment delivers networking and security equipment and software as well as provides consulting services on an as needs basis for certain existing or potential customers.

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

          Income taxes

          As part of the process of preparing our consolidated financial statements we are required to prepare our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have fully reserved our deferred tax assets at December 31,2006 and June 30, 2006. If expectations for future performance, the timing of deductibility of expenses, or tax statutes change in the future, we could decide to adjust the valuation allowance, which may increase or decrease income tax expense.

          Stock-based compensation

          We apply SFAS 123(R) to account for stock-based employee compensation plans. Under this method compensation cost is recognized for awards of shares of common stock or stock options to directors, officers and employees of the Company only if the quoted market price of the stock at the grant date (or other measurement date, if later) is greater than the amount the grantee must pay to acquire the stock. This statement requires that we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period.

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

          Six months ended December 31, 2006 and 2005

          Revenue

          Revenue decreased to $9.0 million for the six months ended December 31, 2006, compared to $11.6 million for the same period in the prior year. The decrease in revenue is primarily attributable to a decrease in Voice Services segment of approximately $2.6 million. The decrease in the Voice Services segment was attributable to customer attrition of approximately $2.6 million. Swift accounted for approximately $1.7 million of the Voice Services attrition in the current period. During the six months ended December 31, 2006, Swift Transportation contributed none of the Company's overall revenues in the current period as compared to 12% in the same period in the prior year. The contract with Swift terminated effective June 30, 2005.

          Cost of revenue (excluding depreciation and amortization)

          Cost of revenue decreased to $5.8 million for the six months ended December 31, 2006 compared to $7.5 million for the same period in the prior year. Cost of revenue within the Voice Services segment decreased to $ 3.2 million compared to $4.8 million for the same period in the prior year. This decrease is primarily attributable to customer attrition in the current period. Cost of revenue within the MSC segment remained at $2.7 million compared to $2.7 million for the same period in the prior year. The decrease in cost of revenue within the Equipment and Consulting segment was nominal.

          General and administrative

          General and administrative expenses were $2.6 million and $3.0 million for the six months ended December 31, 2006 and 2005 respectively. The decrease in general and administrative expenses were due to a decrease in payroll of $0.4 million, a decrease in accounting fees of $0.1 million and a decrease or related cost reductions of approximately $0.2 million offset by an increase in non cash equity compensation of $0.1 million and non cash equity consulting of $0.2 million from the prior period.

          Engineering and development

          Engineering and development expenses decreased to $0.1 million for the six months ended December 31, 2006, compared to $0.3 million for the same period in the prior year. The decrease in engineering and development expenses were primarily attributable to staff reductions and associated engineering and development expenses of approximately $0.2 million.

          Sales and marketing

          Sales and marketing expenses decreased to $1.5 million for the six months ended December 31, 2006, compared to $2.6 million for the same period in the prior year. The decrease in sales and marketing expenses was primarily attributable to staff reductions which resulted in a decrease in payroll and payroll related expenses in the amount of $0.6 million, a decrease in associated sales and marketing expenses in the amount of $0.2 million, a decrease in consulting and professional fess in the amount of $0.1 million and a decrease in related support personnel expenses in the amount of $0.1 million compared to the same period in the prior year.

          Other income (expenses)

          Other income (expenses) decreased to $0.0 million for the six months ended December 31, 2006 compared to $.4 million for the same period in the prior year. Other income for the same period in the prior year consisted of $0.1 million related to the reduction in short and long term notes payable associated with the acquisition of the ECCI customer list (see Note 4 to the consolidated financial statements) and reduction in accrued expenses in the amount of $0.3 million.


          Three months ended December 31, 2006 and 2005

          Revenue

          Revenue decreased to $4.3 million for the three months ended December 31, 2006, compared to $5.6 million for the same period in the prior year. The decrease in revenue is attributable to our Voice Services segment where revenue decreased $1.4 million. The decrease in the Voice Services segment was attributable to customer attrition of which, Swift accounted for approximately $0.6 million in the current period. As of December 31, 2006, Swift Transportation contributed none of the Company's overall revenues in the current period as compared to 8% in the same period in the prior year. The contract with Swift terminated effective June 30, 2005.

          The decrease in Equipment and Consulting was nominal.

          Cost of revenue (excluding depreciation and amortization)

          Cost of revenue decreased to $2.8 million for the three months ended December 31, 2006, compared to $3.7 million for the same period in the prior year. The decrease is attributable to reduced cost in the Voice Services segment of approximately $.9 million due to lost customers.

          Cost of revenue within the MSC segment increased to $1.4 million compared to $1.2 million for the same period in the prior year. The increase is primarily attributable to the addition of new customers.

          General and administrative

          General and administrative expenses decreased to $1.4 million for the three months ended December 31, 2006, compared to $1.5 million for the same period in the prior year. The decrease was the result of cost cutting initiatives of payroll and payroll related expenses of approximately $0.3 million and a decrease in various general and administrative expenses of approximately $0.1 million offset by an increase in non cash equity compensation of approximately $0.1 million and an increase in non cash equity consulting of approximately $0.2 million from the prior period.

          Engineering and development

          Engineering and development expenses decreased to $0.04 million for the three months ended December 31, 2006, compared to $0.1 million for the same period in the prior year. The decrease in engineering and development expenses were primarily attributable to staff reductions and related cost of approximately $0.06 million.

          Sales and marketing

          Sales and marketing expenses decreased to $0.9 million for the three months ended December 31, 2006, compared to $1.3 million for the same period in the prior year. The decrease in sales and marketing expenses was primarily attributable to staff reductions which resulted in a decrease in payroll and payroll related expenses in the amount of $0.3 million, a decrease in associated sales and marketing expenses in the amount of $0.1 million compared to the same period in the prior year.

          Other income (expenses)

          Other income (expenses) decreased to $0.0 million for the three months ended December 31, 2006 compared to $0.3 million for the same period in the prior year. Other income for the same period in the prior year consisted of a $0.3 million reduction in accrued expenses.

          Liquidity and Capital Resources

          Our operating activities used cash of approximately $1.4 million during the six months ended December 31, 2006, as compared to cash used of approximately $1.8 million for the same period in the prior year. Cash used in operations for the six months ended December 31, 2006 was primarily attributable to a net loss of approximately $1.8 million, an increase in accounts receivable of approximately $0.5 million, prepaid expenses of approximately $0.2 million and an increase in deferred revenue of approximately $0.4 million, partially offset by non-cash charges for depreciation and amortization, equity compensation and bad debt expense of approximately $0.4 million, $0.3 million and $0.3 million, respectively. Additionally, inventory and accounts payable decreased by $0.04 and $0.3 million, respectively. Cash used in operations for the six months ended December 31, 2005 was primarily attributable to a net loss of approximately $1.9 million, an increase in accounts payable of approximately $0.2 million and other income of approximately $0.4 million, partially offset by non-cash charges for depreciation and amortization, equity compensation and bad debt expense of approximately $0.5 million, $0.1 million and $0.3 million, respectively. Additionally, accounts receivable, prepaid expenses and inventory decreased by $0.1 and deferred revenue decreased $0.2 million.

          Our investing activities used approximately $ 0.1 million for the six months ended December 31, 2006 as compared to using $0.1 million for the same period in the prior year. Cash used in investing activities was primarily attributable to payments on customer lists previously acquired in the amount of $0.09 million. Cash used by investing activities for the six months ended December 31, 2005, was primarily attributable to payments on customer lists previously acquired in the amount of $100,000 and purchases of property and equipment in the amount of approximately $0.03 million.

          There were no financing activities for the six months ended December 31, 2006. Our financing activities provided approximately $0.2 million for the six months ended December 30, 2005. Cash provided by financing activities was primarily attributable to an advance from a shareholder.

          Summary

          Historically, we have experienced significant recurring net operating losses as well as negative cash flows from operations. Our main source of liquidity has been equity and debt financing, which has been used to fund historical losses from operating activities. The maturity date of our notes previously due in March 2007 and November 2007, with the exception of $95,000, have been extended to January 1, 2008. Based on our cash position of approximately $.5 million, significant cost cutting initiatives, vendor negotiations, additional staff reductions, further significant executive pay reductions as well as the extension of the maturity date of notes previously due in March 2007 and November 2007, with the exception of $95,000 together with current forecasts and debt financing, we believe that we have sufficient cash to meet our funding needs through December 31, 2007. However, our current forecast does not address events beyond January 1, 2008, including developing a plan for the Company to have the ability to repay its indebtedness due in January 2008 as referenced in Note 6 of these condensed consolidated financial statements. In addition, certain executive officers and shareholders have guaranteed additional cash flow to the Company in the amount of $200,000 in the event such cash is needed through December 31, 2007. However, there can be no assurances that the Company will be successful in these initiatives or that these initiatives will result in improved financial performance.

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

          Evaluation of Disclosure Controls

          Based on our management's evaluation (with participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that a deficiency was identified in its internal controls over financial reporting which constitutes a "material weakness." Accordingly, management has concluded that a deficiency was identified in its internal controls over financial reporting which constitutes a "material weakness." Accordingly, management has concluded that its disclosure controls and procedures are not effective.

          The material weakness is a result of certain required analytical schedules and memorandums not being reviewed in a timely manner. In, addition, the review process is not being performed in a timely manner.

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

          There were no change in our Internal Controls during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our Internal Controls.

          Changes in Internal Controls Over Financial Reporting

          It is our responsibility to establish and maintain adequate internal control over financial reporting. The material weakness identified, relates to the timeliness of the review process of our financial close and reporting process. These control deficiencies in the aggregate did not result in any misstatements in the annual or interim consolidated financial statements. Management is in the process of remedying the material weakness described above. Management will be reviewing all systems and procedures relating to the financial close, with the objective of implementing additional controls and other process improvements in the near future

PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

          On April 24, 2006, the Company's subsidiary NetWolves ECCI Corp. (the "Subsidiary") filed an action in the Florida Circuit Court, Hillsborough County against Education Communications Consortia Inc. ("ECCI"). The action arises from ECCI's breach of the October 1, 2004 Asset Purchase Agreement between the parties (the "Agreement") by failing to pay $70,273 pursuant to a reconciliation of billings, receivable and costs in accordance with the terms of the Agreement.

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




                           BY:  NETWOLVES CORPORATION





                                /s/ Michael R. Rocque
                                ------------------------
                                Michael R. Rocque
                                Chief Executive Officer and Director




                                /s/ Peter C. Castle
                                ------------------------
                                Peter C. Castle
                                Chief Financial Officer, Vice president-Finance, Director, Treasurer and Secretary










Date: March 9, 2007