Form 10QSB
period 2007-03-31
NETWOLVES CORP
filed 2007-05-15
CIK 1084103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007
                                                 --------------

                        Commission file number 000-25831

                              NetWolves Corporation
        (Exact name of small business issuer as specified in its charter)


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes _ No X -

Indicate the number of shares outstanding of each of issuer's classes of common stock as of the latest practicable date:


      TITLE OF CLASS                          NUMBER OF SHARES OUTSTANDING ON
------------------------------
Common Stock, $.0033 par value                         May 11, 2007
                                                       -------------

                                                        34,309,713
                                                        ----------



Transitional Small Business Disclosure Format (check one):   Yes [  ]   No [X]

                     NETWOLVES CORPORATION AND SUBSIDIARIES


                          FORM 10-QSB - March 31, 2007





                                      INDEX

PART I - FINANCIAL INFORMATION


      ITEM 1 - FINANCIAL STATEMENTS

      CONDENSED CONSOLIDATED BALANCE SHEETS

           March 31, 2007 (unaudited) and June 30, 2006 .................................................. 1 - 2

      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS For the three and nine months ended March 31, 2007 (unaudited)
             and March 31, 2006 (unaudited)............................................................... 3 - 4

      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS For the nine months ended
           March 31, 2007 (unaudited)
             and March 31, 2006 (unaudited) .............................................................. 5 - 6


      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ............................................... 7 - 21

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                 OF OPERATION ............................................................................22 - 31

      ITEM 3 - CONTROLS AND PROCEDURES ....................................................................  32



PART II - OTHER INFORMATION


      ITEM 1 - LEGAL PROCEEDINGS .........................................................................   33

      ITEM 2 - CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES ............   33

      ITEM 3 - DEFAULTS UPON SENIOR SECURITIES ...........................................................   33

      ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......................................   34

      ITEM 5 - OTHER INFORMATION .........................................................................   34

      ITEM 6 - EXHIBITS...................................................................................   34

SIGNATURES ...............................................................................................   35

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       March  31,             June 30,
                                                                                          2007                  2006
                                                                                   -----------------        ------------
                                                                                      (Unaudited)
ASSETS

Current assets
     Cash and cash equivalents                                                          $   828,855         $  2,016,156
     Accounts receivable, net of allowance of $711, 765 and
     $1,146,044 at March 31, 2007 and June 30, 2006, respectively                         2,577,234            2,825,679
     Inventories                                                                            313,023              302,562
     Prepaid expenses and other current assets                                              480,507              367,808
                                                                                   -----------------        ------------
               Total current assets                                                       4,199,619            5,512,205

Property and equipment, net                                                                  93,804              148,620

Identifiable intangible assets, net                                                         626,924            1,192,043

Goodwill and other indefinite lived intangible assets                                     3,801,973            3,793,072

Other assets
                                                                                            125,252               78,222
                                                                                  -----------------        -------------
               Total assets                                                       $       8,847,572        $  10,724,162
                                                                                  =================        =============

            See notes to condensed consolidated financial statements

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


(Continued)
                                                                                      March 31,               June 30,
                                                                                        2007                    2006
                                                                                    --------------         -------------
                                                                                      (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued expenses                                            $   5,317,184         $   5,755,385
    Deferred revenue                                                                     1,101,095               538,267
    Current maturities of long term debt                                                 1,118,750               100,000
                                                                                    --------------         -------------
       Total current liabilities                                                         7,537,029             6,393,652

Long term debt, net of current maturities                                                  100,000             1,118,750
                                                                                    --------------         -------------
         Total liabilities
                                                                                         7,637,029             7,512,402
                                                                                    --------------         -------------
Shareholders' equity
    Series A convertible preferred stock, $.0033 par value; $6,537,468 liquidation preference; 1,000,000 shares authorized; 199,903 and 178,186 shares issued and outstanding on March 31, 2007 and June 30,
      2006, respectively                                                                 2,418,644             2,092,885

    Series B convertible preferred stock, $.0033 par value; $6,583,789 liquidation preference; 500,000 shares authorized; 201,886 and 192,921 shares issued and outstanding on March 31, 2007 and June 30,
      2006                                                                               2,519,689             2,501,209

     Series C convertible preferred stock, $.0033 par value;
      $1,683,923 liquidation preference; 100,000 shares authorized; 12,962
      shares issued and outstanding on March 31, 2007 and June 30, 2006                    205,361               205,361

    Preferred stock, $.0033 par value; 400,000 shares authorized; no shares
      issued and outstanding on March 31, 2007 and June 30, 2006                                 -                     -

    Common stock, $.0033 par value; 65,000,000 authorized; 34,309, 713 and
      33,134,097 shares issued and outstanding on March 31, 2007 and June
      30, 2006, respectively                                                               112,564               109,344
     Additional paid-in capital                                                         79,674,624            79,570,125
     Accumulated deficit                                                              (83,720,339)          (81,267,164)
                                                                                    --------------         -------------

            Total shareholders' equity                                                   1,210,543             3,211,760
                                                                                    --------------         -------------

                                                                                     $   8,847,572         $  10,724,162
                                                                                    ==============         =============

            See notes to condensed consolidated financial statements

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        For the three months ended                 For the nine months ended
                                                                March 31,                                  March 31,
                                                                ---------                                  ---------
                                                         2007                 2006                 2007                 2006
                                                 -------------------   -----------------   -------------------    ------------------
Revenue
    Voice services                               $        2,069,653    $      3,391,546    $        6,846,114    $       10,761,628
    Managed service charges                               2,202,885           1,867,451             6,417,542             6,072,458
    Equipment and consulting                                  7,453              52,679                 8,605                73,723
                                                 -------------------   -----------------   -------------------    ------------------
                                                          4,279,991           5,311,676            13,272,261            16,907,809
                                                 -------------------   -----------------   -------------------    ------------------
Cost of revenue (excluding depreciation
        and amortization shown separately below)
    Voice services                                        1,501,798           2,497,298             4,655,070             7,301,754
    Managed service charges                               1,534,125           1,009,146             4,197,414             3,695,306
    Equipment and consulting                                      -                   -                     -                   175
                                                 -------------------   -----------------   -------------------    ------------------
                                                          3,035,923           3,506,444              8,852,484           10,997,235
                                                 -------------------   -----------------   -------------------    ------------------
Operating expenses

    General and administrative                              932,636           1,110,265             3,549,725             4,150,227
    Engineering and development                              39,511             107,119               132,549               439,918
    Sales and marketing                                     718,989             861,510             2,439,656             3,451,993
    Depreciation and amortization                           204,517             216,523               616,613               667,120
                                                 -------------------   -----------------   -------------------    ------------------
                                                          1,895,653           2,295,417             6,738,543             8,709,258
                                                 -------------------   -----------------   -------------------    ------------------

 Loss before other income (expense)                        (651,585)           (490,185)           (2,318,766)           (2,798,684)

 Other income (expense)
    Other income                                                  -                   -                     -               419,200
    Interest income (expense)                               (50,387)             34,006              (133,704)               54,360
                                                 -------------------   -----------------   -------------------    ------------------
                                                            (50,387)             34,006              (133,704)              473,560
                                                 -------------------   -----------------   -------------------    ------------------
Loss before income taxes                                   (701,972)           (456,179)           (2,452,470)           (2,325,124)

     Benefit from (Provision for) income taxes               66,659             (30,387)                 (705)              (35,817)
                                                 -------------------   -----------------   -------------------    ------------------
 Net loss                                        $         (635,313)   $       (486,566)   $       (2,453,175)    $      (2,360,941)
                                                 ===================   ================    ===================    ==================

            See notes to condensed consolidated financial statements



                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(Continued)                                             For the three months ended                 For the nine months ended
                                                                March 31,                                  March 31,
                                                                ---------                                  ---------
                                                         2007                 2006                 2007                 2006
                                                 -------------------   -----------------   -------------------    ------------------
Net loss                                         $         (635,313)   $      (486,566)    $       (2,453,175)    $      (2,360,941)
                                                 ===================   ================    ===================    ==================


    Dividends on convertible preferred stock               (207,937)          (145,278)              (595,070)             (509,024)
                                                 -------------------   -----------------   -------------------    ------------------

Net loss attributable to common   shareholders   $         (843,250)   $      (631,844)    $       (3,048,245)    $      (2,869,965)
                                                 ===================   ================    ===================    ==================

Basic and diluted net loss per share             $            (0.02)   $         (0.02)    $            (0.09)    $           (0.09)
                                                 ===================   ================    ===================    ==================
    Weighted average common shares
       outstanding, basic and diluted                    34,116,380         31,774,479             33,586,814            30,587,875
                                                 ===================   ================    ===================    ==================

            See notes to condensed consolidated financial statements

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     For the nine months ended
                                                                                              March 31,
                                                                                              ---------
                                                                                      2007                  2006
                                                                                ---------------       ---------------
  Cash flows from operating activities
       Net loss                                                                  $   (2,453,175)       $   (2,360,941)
       Adjustments to reconcile net loss to net cash used in operating activities
         Depreciation                                                                    51,493               101,998
         Amortization                                                                   565,120               565,120
          Bad debt expense                                                              395,649               264,872
         Non-cash charge to operations with respect to
                  Stock, options and warrants issued for services and
             amortization of previously issued warrants                                 357,292                87,652
         Other income
                                                                                              -              (424,166)
         Loss on disposal of property and equipment                                       3,323                 1,790

       Changes in operating assets and liabilities
         Restricted cash                                                                      -                25,958
         Accounts receivable                                                           (147,204)             (242,875)
         Inventories                                                                    (10,461)               62,349
         Prepaid expenses and other current assets                                     (112,699)              (74,518)
         Other assets                                                                   (47,030)              (12,517)
           Accounts payable and accrued expenses                                       (343,536)             (315,198)
         Deferred revenue                                                               562,828               (95,447)
                                                                                ---------------       ---------------
           Net cash used in operating activities                                     (1,178,400)           (2,415,923)
                                                                                ---------------       ---------------
  Cash flows from investing activities

         Payment on existing customer list                                             (100,000)             (100,000)
         Patent costs paid                                                               (8,901)               (7,385)
         Purchases of property and equipment
                                                                                              -               (31,492)
                                                                                ---------------       ---------------

           Net cash used in investing activities                                $      (108,901)         $   (138,877)
                                                                                ---------------       ---------------

            See notes to condensed consolidated financial statements

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

(Continued)
                                                                                     For the nine months ended
                                                                                              March 31,
                                                                                              ---------
                                                                                      2007                  2006
                                                                                ---------------       ---------------
Cash flows from financing activities

     NASDAQ listing fees                                                                      -              (30,184)
     Proceeds from securities purchase agreement                                        100,000              425,000
     Cost associated with securities purchase agreement
                                                                                              -              (17,800)

     Advance from shareholder                                                                 -              210,000
                                                                                ---------------       ---------------

                Net cash provided by financing activities                               100,000              587,016
                                                                                ---------------       ---------------

Net decrease in cash and cash equivalents
                                                                                     (1,187,301)          (1,967,784)

Cash and cash equivalents, beginning of period
                                                                                      2,016,156            3,325,318
                                                                                ---------------       ---------------

Cash and cash equivalents, end of period                                        $       828,855       $    1,357,534
                                                                                ===============       ===============

Cash paid for income taxes                                                      $        68,071       $       35,817
                                                                                ===============       ===============

Cash paid for interest                                                          $       144,413       $        19,871
                                                                                ===============       ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Dividends accrued on convertible preferred stock                                $       595,070       $       509,024
                                                                                ===============       ===============

Dividends paid-in-kind on convertible preferred stock                           $       689,740       $       782,301
                                                                                ===============       ===============


Purchase price adjustment-reduction of long term debt and customer list         $             -               800,000
                                                                                ===============       ===============

Conversions of preferred stock to common stock                                  $       345,501       $       983,691
                                                                                ===============       ===============

Issuance of common stock for consulting services                                $             -       $        50,250
                                                                                ===============       ===============

Conversion of debt to common stock                                              $             -        $      210,000
                                                                                ===============       ===============

           See notes to condensed consolidated financial statements

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




1.   Interim financial information

     The summary financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. These financial statements, including the condensed consolidated balance sheet as of June 30, 2006, which has been derived from audited financial statements, are presented in accordance with the requirements of Form 10-QSB and consequently may not include all disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-KSB. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006. The results of operations for the nine months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

2.   Management's Plan and Going Concern

     Historically,   the  Company  has  experienced  significant  recurring  net operating losses as well as negative cash flows from operations. The Company's main source of liquidity has been equity and debt financing, which has been used to fund continuing losses from operating activities. Based on the Company's cash position of approximately $.8 million, and further taking into account ongoing litigation expenses as well as the current maturity dates of the Company's long term debt, the Company believes that they may not have sufficient cash to meet the Company's funding needs through March 31, 2008. The Company's ability to raise additional capital to fund operations also has been impaired by (a) existing litigation and (b) the Company's current stock price and the adverse effect of the issuance of low priced stock caused by the anti-dilution provisions of the Company's outstanding preferred stock. The Company will continue its cost reduction efforts as well as seek additional financing to restructure its current debt. However, based upon the issues discussed herein, there can be no assurances that the Company will be able to raise additional capital, reverse its operating loss or cash flow deficiency, or that the Company will be able to satisfy its future obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

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

     Basic and diluted net loss per share

     The diluted loss per share does not include the impact of potential shares to be issued upon exercise of convertible preferred stock, options and warrants aggregating approximately 22.1 million and 22.0 million at March 31, 2007 and 2006, respectively, because the Company had a net loss attributable to common shareholders and, therefore, the effect would be antidilutive.

     Inventories

     Inventories consist of raw materials and finished goods. Inventories are valued at the lower of cost or net realizable value using the first-in, first-out method. Additionally, raw material and finished goods amounted to $160,851 and $ 152,172, respectively, at March 31, 2007 and $203,100 and
     $99,462 respectively, at June 30, 2006.

     Reclassifications

     Certain reclassifications have been made to the condensed consolidated financial statements shown for the prior period in order to have them conform to the current period's classifications.

     Stock-based compensation

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share Based Compensation ("SFAS No. 123(R)"). This Statement revised SFAS No. 123 ("SFAS No. 123"), "Accounting for Stock Based Compensation." The revision establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, particularly transactions in which an entity obtains employee services in share-based payment transactions. The revised statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is to be recognized over the period during which the employee is required to provide service in exchange for the award. Changes in fair value during the requisite service period are to be recognized as compensation cost over that period. In addition, the revised statement amends SFAS No. 95, "Statement of Cash Flows," to require that excess tax benefits be reported as a financing cash flow rather than as a reduction of taxes paid.

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

     Effective  July 1, 2006,  the Company  adopted  the fair value  recognition provisions of SFAS No. 123R using the modified-prospective-transition method. As a result, the Company recognized stock based compensation expense for the three and nine months ended March 31, 2007 of approximately $10,000 and $220,000 respectively. The stock based compensation expense is included in general and administrative expense in the condensed consolidated statement of operations.

     Prior to July 1, 2006, the Company's stock-based employee compensation plans were accounted for under the recognition and measurement provisions of Accounting Principle Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related Interpretations, as permitted by FASB Statement No. 123. The Company did not recognize stock-based compensation cost in its statement of operations for periods prior to July 1, 2006 as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. However, compensation expense was recognized for certain options granted to non-employees of the Company based upon fair value.

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



         Stock-based compensation (continued)

                                                           For the three months ended       For the nine months ended
                                                           --------------------------       -------------------------
                                                                 March 31, 2006                   March 31, 2006
                                                                 --------------                   --------------
        Net loss attributable to common shareholders,
          as reported                                          $    (631,844)                      $ (2,869,965)
        Deduct:  Total stock-based employee
          compensation expense determined under fair
          value based method for all awards, net of
          related tax effects                                        (96,423)                          (289,269)
                                                               -------------                        -----------
        Pro forma net loss attributable to common
        shareholders                                           $    (728,267)                        (3,159,234)
                                                               =============                        ===========
        Basic and diluted net loss per share

                 As reported                                   $       (0.02)                       $     (0.09)
                 Pro forma                                     $       (0.02)                       $     (0.10)

        A summary of the Company's stock options is presented below:

                                                                               Weighted-Average  Aggregate Intrinsic
                                                                 Stock Options  Exercise Price         Value
                                                       -------------------------------------------------------------
          Outstanding, June 30, 2006                              5,104,200      $    0.75
          Granted                                                 2,607,500      $    0.16
          Exercised                                                       -      $      -
          Cancelled/forfeited                                       (76,250)     $    1.84
                                                       -----------------------------------
          Outstanding, March 31, 2007                             7,635,450      $    0.54           $         -
                                                       =============================================================
          Exercisable, March 31, 2007                             7,033,591      $    0.57           $         -
                                                       =============================================================

          The  following  table  summarizes   information  about  stock  options
          outstanding at March 31, 2007:

                                                        Options                                  Options
                                                     outstanding at                           exercisable at
                                                     March 31, 2007                           March 31, 2007
                                                     --------------                           --------------
                                                          Weighted
                                                           average       Weighted                        Weighted
                                                          remaining      average                          average
               Range of                  Number of       contractual     exercise       Number of        exercise
            exercise prices               shares            life          price          Shares            price
            ---------------               ------            ----          -----          ------            -----
       $      0.00-$  0.50                5,213,000           4.40       $   .15        4,611,141         $    .15
       $      0.51-$  1.00                1,010,700           3.11       $   .99        1,010,700         $   1.00
       $      1.01-$  1.50                1,302,750           1.00       $  1.19        1,302,750         $   1.19
       $      1.51-$  2.00                    6,500           1.56       $  1.88            6,500         $   1.88
       $      2.01-$ 12.00                  102,500           1.85       $  6.90          102,500         $   6.90
                                          ---------                                     ---------
                                          7,635,450                                     7,033,591
                                          =========                                     =========

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Stock-based compensation (continued)

During the nine months ended March 31, 2007, the Company granted 2,607,500 options with a weighted average exercise price of $0.16 and a fair value of $315,325. During the nine months ended March 31, 2007 1,918,414 options with a weighted average exercise price of $0.16 vested. At March 31, 2007, there were 601,859 non-vested options outstanding with an exercise price of $0.16. The remaining compensation expense related to these non-vested options is approximately $70,000 and will be expensed over a weighted average period of
1.71 years.

The weighted average fair value of options granted during the nine months ended March 31, 2007 is $0.11.

Summary of Recently Issued Accounting Pronouncements

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

In October 2005, the FASB issued FSP FAS 123(R)-2, "Practical Accommodation to the Application Grant Date as Defined in FASB Statement No. 123(R)", which provides clarification of the concept of mutual understanding between employer and employee with respect to the grant date of a share-based payment award. This FSP provides that a mutual understanding of the key terms and conditions of an award shall be presumed to exist on the date the award is approved by management if the recipient does not have the ability to negotiate the key terms and conditions of the award and those key terms and conditions will be communicated to the individual recipient within a relatively short time period after the date of approval. This guidance was applicable upon the initial adoption of SFAS 123(R). The adoption of this pronouncement did not have an impact on the Company's consolidated financial position, results of operations, or cash flows.

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

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its consolidated financial statements.

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

In June 2006, the EITF reached a consensus on Issue No. 06-3 ("EITF 06-3"), " Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions." The consensus allows companies to choose between two acceptable alternatives based on their accounting policies for transactions in which the company collects taxes on behalf of a governmental authority, such as sales taxes. Under the gross method, taxes collected are accounted for as a component of sales revenue with an offsetting expense. Conversely, the net method allows a reduction to sales revenue. If such taxes are reported gross and are significant, companies should disclose the amount of those taxes. The guidance should be applied to financial reports through retrospective application for all periods presented, if amounts are significant, for interim and annual reporting beginning after December 15, 2006 with early adoption is permitted. The adoption of EITF 06-3 did not have a material effect on our consolidated financial statements.

In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2 "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2") which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies." Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. We do not expect the adoption of FSP EITF 00-19-2 to have a material impact on our consolidated financial position, results of operations or cash flows.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



5.   Accounts payable and accrued expenses

Accounts payable and accrued expenses consist of the following:

                                                                              March 31,             June 30,
                                                                                 2007                  2006
                                                                          -----------------        -------------
              Trade accounts payable and other accrued operating

                 expenses                                                     $   2,768,714        $   3,271,042
              Sales and excise taxes payable                                         86,167              132,409
              Universal services charges payable                                  1,479,747            1,114,795
              Dividends payable                                                     396,149              490,819
              Compensated absences                                                   92,536              356,361
              Other current liabilities                                             482,889              372,826
              Bonuses and commissions payable                                        10,833               16,974
              Accrued taxes                                                             149                  159
                                                                              -------------        -------------
                                                                              $   5,317,184        $   5,755,385
                                                                              =============        =============

6.   Long Term Debt

Long term debt at March 31, 2007 consists of the following:

                                                                              March 31,           June 30,
                                                                                2007                2006
                                                                            --------------       -----------
           Note payable - 13 month note, 18% annual interest rate,
           paid monthly. In addition, the Company is required to
           maintain certain covenants. This note was due March 2007
           but has been extended to January 1,  2008. Collateralized
           by substantially all assets of the Company.                       $    403,750        $    403,750
           Note payable - 18 month note, 18% annual interest rate
           paid monthly. In addition, the Company is required to
           maintain certain covenants. This note was due November
           2007, with the exception of $95,000, has been extended to
           January 1, 2008. Collateralized by substantially all
           assets of the Company.                                                 665,000             665,000
           Note payable - 1 remaining contingent payment in the
           amount of $50,000 due July 31, 2007. Payments contingent
           on achieving targeted revenues
           (See Note 7).                                                           50,000             150,000
           Note Payable - 18-month note, 10% annual interest rate
           paid monthly. In addition, the Company is required to
           maintain certain covenants. Collateralized by substantially                                      -
           all assets of the Company.                                             100,000
                                                                            --------------       ------------

           Total Long-Term Debt                                                 1,218,750           1,218,750

           Less: Current Maturities                                            (1,118,750)           (100,000)
                                                                            --------------       ------------
           Long-Term Debt, Less Current Maturities                           $    100,000        $  1,118,750
                                                                            ==============       =============

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Maturities of long-term debt at March 31, 2007 for the next five years and in the aggregate are as follows:

                             For the period ending
                             ---------------------
                                  December 31,                Amount
                                  ------------                ------
                                      2007                $  1,118,750
                                      2008                     100,000
                                                          -------------
                                                          $  1,218,750
                                                          =============

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


8.   Related party transactions

During the three months ended March 31, 2007 and 2006, the Company paid approximately $69,000 and $33,000, respectively, for legal services to law firms in which an employee/stockholder is affiliated.

During December 2006, at a meeting of the compensation committee, the Company authorized the issuance of 700,000 shares of common stock under its existing stock option/stock issuance plans to related parties.

During the nine months ended March 31, 2007 and 2006, the Company paid approximately $157,000 and $96,000, respectively, for legal services to law firms in which an employee/stockholder is affiliated.

The Company received a non-interest bearing advance from a shareholder in the amount of $210,000 during the quarter ended September 30, 2005, with no scheduled repayment terms. During the quarter ended December 31, 2005 this short term debt was repaid with the issuances of 840,000 shares of restricted common stock, with no registration rights.

9.   Shareholders' equity

Preferred stock
---------------

On July 1, 2006 stock dividends totaling 21,720 shares were paid in Series A Preferred Stock to Series A Preferred Stock investors representing accrued dividends through June 30, 2006

On  February  1, 2007 stock  dividends  totaling  22,743  shares with a value of
$689,740  were  paid  in  Series  B  Preferred   Stock  to  Series  B  investors
representing accrued dividends through January 31, 2007.

For the nine months ended March 31, 2007, investors converted 3 shares of Series A Preferred Stock and 13,778 shares of Series B Preferred Stock resulting in issuances of 275,616 shares of common stock with a value of $345,501. There were no conversions of Series C Preferred Stock.

Dividends on the Series A, B and C Preferred Stock accrue at a rate of 12%, 12% and 9% per annum, respectively. Aggregate dividends accrued for the three and nine months ended March 31, 2007 were $207,937 and $595,070, respectively.

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

For the nine months ended March 31, 2007, the fair value of the Company's stock options was estimated on the following assumptions: (1) expected volatility of

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

109% to 113%, (2) risk-free interest rates of 4.54% to 4.82% and (3) expected or contractual lives of 2 to 5 years. The weighted average grant date fair value for stock options granted for the nine months ended March 31, 2007 was $.12.

10.  Securities purchase agreement

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

During March 2007, the Company entered into a securities purchase agreement whereas the Company sold 10% secured subordinated promissory notes in the principal amount of up to $712,500 and up to 1,500,000 shares of the Company's common stock, $ 0.0033 par value per share at a price of $0.025 per share or 200 shares for each $95.00 of principal amount of notes sold. The notes bear interest at the rate of 10% and provide for a maturity date eighteen months from the closing date. The notes also contain subjective acceleration clauses. Management believes that the likelihood of acceleration is remote. During the quarter ended March 31, 2007 the Company sold one 10% secured subordinated promissory note in the amount of $100,000. As a result, the Company issued 200,000 shares of the Company's common stock for $5,000 with registration rights during the quarter ended March 31, 2007.

11.  Segment Information

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                                 For the three months ended            For the nine months ended
                                                         March 31,                             March 31,
                                                         ---------                             ---------
                                                    2007             2006                 2007             2006
                                            -----------------  -----------------   -----------------  ---------------
                                   Revenue
                            Voice Services       $  2,069,653   $      3,391,546       $  6,846,114    $    10,761,628
                   Managed Service Charges          2,202,885          1,867,451          6,417,542          6,072,458
                  Equipment and Consulting              7,453             52,679              8,605             73,723
                                            -----------------  -----------------   -----------------  ----------------
                                     Total          4,279,991          5,311,676         13,272,261         16,907,809
                                            =================  =================   =================  ================

                           Cost of revenue
                            Voice Services          1,501,798          2,497,298          4,655,070          7,301,754
                   Managed Service Charges          1,534,125          1,009,146          4,197,414          3,695,306
                  Equipment and Consulting                  -                  -                  -                175
                                            -----------------  -----------------   -----------------  ----------------
                                     Total          3,035,923          3,506,444          8,852,484         10,997,235
                                            =================  =================   =================  ================

                            Operating loss
                            Voice Services           (315,083)          (313,718)        (1,196,069)        (1,791,158)
                   Managed Service Charges           (335,367)          (176,467)        (1,121,194)        (1,007,526)

                  Equipment and Consulting             (1,135)                 -             (1,503)                 -
                                            -----------------  -----------------   -----------------  -----------------
                                     Total   $       (651,585)   $      (490,185)    $   (2,318,766)    $   (2,798,684)
                                            =================  =================   =================  ================

Segment Information (continued)

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

Major Customer/Significant Agreements

For the three and nine months ended March 31, 2007 and 2006 the Company did not have any major customer that accounted for more than 10% of consolidated revenue.

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

                                                    Monthly
         Months                                   Commitment
         ------                                   ----------
         53 - 64 (November 2007)                   650,000
         65 - 76 (November 2008)                   750,000

The Company made purchases from Sprint that aggregated approximately 32% and 44% of the total cost of revenue for the nine months ended March 31, 2007and 2006, respectively. For the three months ended March 31, 2007 and 2006 the Company made purchases from Sprint that aggregated approximately 28% and 35% of the total cost of revenue, respectively.

In addition, the Company made purchases from MCI that aggregated approximately 24% and 28% and Qwest that aggregated approximately 13% and 7% of the total cost of revenue for the nine months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007 and 2006, the Company made purchases from MCI that aggregated approximately 20% and 34% and Qwest that aggregated approximately 13% and 8% of the total cost of revenue.

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

As discussed below, the agreement with the Chief Executive Officer was for a term of five years at an annual salary of $275,000 subject to cost of living increments. On July 1, 2004, a new agreement was entered into for a term of six years, terminating on July 1, 2010, at an annual salary of $275,000 subject to cost of living increments. As further discussed below, at a meeting of the Board of Directors held on December 4, 2006, the Company accepted the resignation of Walter M. Groteke as Chairman, Chief Executive Officer and a director of the Company, effective immediately. As previously reported, a committee has been appointed to search for candidates for the position of Chief Executive Officer. Until then Michael R. Rocque, a director of the Company was appointed as its Acting Chief Executive Officer.

o The agreement with the Senior Vice President was for a term of three years, subject to two additional one-year extensions, at an annual salary of $175,000. On July 1, 2004, a new agreement was entered into for a term of five years, terminating on July 1, 2009 and subject to additional one-year extensions at an annual salary of $175,000. Effective April 1, 2007, Walter
     R. Groteke resigned as an officer, director and employee of the Company. Mr. Groteke will continue to act as a consultant to the Company. Mr. Groteke shall be paid at the annual rate of $75,000 through December 31, 2007 at which time the agreement will terminate.

o The agreement with the Chief Financial Officer is for a term of three years, subject to two additional one-year extensions, at an annual salary of $150,000. On July 1, 2004, a new agreement was entered into for a term of five years, terminating on July 1, 2009 and subject to additional one-year extensions, at an annual salary of $175,000.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

o As part of the plan to reduce certain expenses of the Company the Chief Financial Officer voluntarily accepted a pay reduction of 50% of his current pay. This amount is net of an existing 15% deferment and commenced February 1, 2007. This reduction will only be reinstated to its original amount by the consent of the Company's Board of Directors.

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

          At the December 4, 2006 Board of Directors meeting, the Board of Directors formally accepted his resignation. The acceptance was based on his voluntary resignation and not for the reasons set forth by his counsel.

          On December 6, 2006, in the Hillsborough County Circuit Court of the State of Florida, Mr. Groteke served the Company with an action seeking declaratory relief and a judgment for his full compensation and benefits under the employment agreement, on the grounds previously set forth.

          It is the Company's position that Mr. Groteke voluntarily resigned and is no longer entitled to the compensation set forth under his employment agreement

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


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

          Overview
          NetWolves Corporation ("NetWolves" or the "Company") is network continuity and security provider that offers high-performance network security solutions coupled with robust network management and communication services. The Company designs, develops, assembles and sells Internet infrastructure security platforms, coupled with network based management services, designed to significantly reduce the up-front and ongoing costs associated with small, medium and remote offices' global Internet access. NetWolves' patent pending system technology enables organizations to obtain their short, middle and long term IT and e-business initiatives through the deployment of our plug `n' play perimeter office security platform, coupled with our secure remote monitoring and management ("SRM2 TM") system. Additionally, NetWolves' advanced, centralized, reporting module offers the ability for corporate executives to view, via the Internet, both statistical and performance based metrics for their global network.

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

          We have created an offering of managed products and services that meet the necessary requirements for organizations to move off expensive private data networks while attaining the benefits and flexibility of public data network. Additionally, our proprietary technology provides a high level of security through its integrated approach to management, monitoring and interoperability for small and medium remote enterprise locations (locations with less than 500 network users). We sell a Managed Services Offering (MSO) that provides complete system solutions to organizations needing cost-effective network security features (firewall, virtual private networking, routing, intrusion detection, content filtering, email, etc.) delivered on low-cost commodity hardware with Internet-based expansion capabilities. Our system technology enables organizations to achieve corporate Information technology (IT) and e-business initiatives through the deployment of easily installable perimeter office security platforms, coupled with our SRM(2) TM system. SRM2 TM provides centralized management capabilities for hundreds or thousands of remote locations without risking networking integrity because it does not require an administrative port on the remote device, which is common network vulnerability. We also provide cost-effective, value-added expansion technologies such as Intelligent Failover, which means that if one circuit for gaining access to information fails, the system would automatically switch to an alternative circuit based upon customer defined parameters.

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

          Revenues generated from the sale of recurring services within the MSC segment are recognized as services are provided. Maintenance or monitoring revenue that is bundled with an initial licenses fee is deferred and recognized ratably within the period in the accompanying consolidated statement of operations.

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

          Income taxes

          As part of the process of preparing our consolidated financial statements we are required to prepare our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have fully reserved our deferred tax assets at March 31, 2007 and June 30, 2006. If expectations for future performance, the timing of deductibility of expenses, or tax statutes change in the future, we could decide to adjust the valuation allowance, which may increase or decrease income tax expense.

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

          Nine months ended March 31, 2007 and 2006

          Revenue

          Revenue decreased to $13.3 million for the nine months ended March 31, 2007, compared to $16.9 million for the same period in the prior year. The decrease in revenue is primarily attributable to a decrease in Voice Services segment of approximately $3.9 million partially offset by an increase in the MSC segment of $0.3 million. The decrease in the Voice Services segment was attributable to customer attrition and rate concessions of approximately $3.9 million. Swift accounted for approximately $1.7 million of the Voice Services attrition in the current period. During the nine months ended March 31, 2007, Swift Transportation contributed none of the Company's overall revenues in the current period as compared to 14% in the same period in the prior year. The contract with Swift terminated effective June 30, 2005.

          Cost of revenue (excluding depreciation and amortization)

          Cost of revenue decreased to $8.9 million for the nine months ended March 31, 2007 compared to $11.0 million for the same period in the prior year. Cost of revenue within the Voice Services segment decreased to $4.7 million compared to $7.3 million for the same period in the prior year. This decrease is primarily attributable to customer attrition in the current period. Cost of revenue within the MSC segment increased to $4.2 million compared to $3.7 million for the same period in the prior year. This increase is primarily attributable to the addition of new customers and an increase in nonrecurring charges.

          General and administrative

          General and administrative expenses were $3.5 million and $4.2 million for the nine months ended March 31, 2007 and 2006 respectively. The decrease in general and administrative expenses were due to a decrease in payroll of $0.7 million, a decrease in accounting fees of $0.1 million and a decrease in related cost reductions of approximately $0.2 million offset by an increase in legal fees of $0.1 million, an increase in non cash equity compensation of $0.1 million and non cash equity consulting of $0.2 million from the prior period.

          Engineering and development

          Engineering and development expenses decreased to $0.1 million for the nine months ended March 31, 2007, compared to $0.4 million for the same period in the prior year. The decrease in engineering and development expenses were primarily attributable to staff reductions and associated engineering and development expenses of approximately $0.3 million.

          Sales and marketing

          Sales and marketing expenses decreased to $2.4 million for the nine months ended March 31, 2007, compared to $3.5 million for the same period in the prior year. The decrease in sales and marketing expenses was primarily attributable to staff reductions which resulted in a decrease in payroll and payroll related expenses in the amount of $0.8 million, a decrease in associated sales and marketing expenses in the amount of $0.1 million, a decrease in consulting and professional fess in the amount of $0.1 million, a decrease in equity consulting in the amount of $0.1 million offset by an increase in bad debt expense in the amount of $0.1 million.

          Other income (expenses)

          Other income (expenses) was $0.0 million for the nine months ended March 31, 2007 compared to $.4 million for the same period in the prior year. Other income for the same period in the prior year consisted of $0.1 million related to the reduction in short and long term notes payable associated with the acquisition of the ECCI customer list (see Note 7 to the consolidated financial statements) and reduction in accrued expenses in the amount of $0.3 million.

          Three months ended March 31, 2007 and 2006

          Revenue

          Revenue decreased to $4.3 million for the three months ended March 31, 2007, compared to $5.3 million for the same period in the prior year. The decrease in revenue is attributable to our Voice Services segment where revenue decreased $1.3 million, partially offset by revenue growth in the MSC segment of approximately $0.3 million. The decrease in the Voice Services segment was attributable to customer attrition of $1.3 million.

          The decrease in Equipment and Consulting was nomin

          Cost of revenue (excluding depreciation and amortization)

          Cost of revenue decreased to $3.0 million for the three months ended March 31, 2007, compared to $3.5 million for the same period in the prior year. The decrease is attributable to reduced cost in the Voice Services segment of approximately $1.0 million due to lost customers. Cost of revenue within the MSC segment increased to $1.5 million compared to $1.0 million for the same period in the prior year. The $.5 million increase is primarily attributable to the addition of new customers and the increase in nonrecurring charges associated with the new customers.

          General and administrative

          General and administrative expenses decreased to $0.9 million for the three months ended March 31, 2007, compared to $1.1 million for the same period in the prior year. The decrease was the result of cost cutting initiatives of payroll and payroll related expenses of approximately $0.25 million offset by an increase in legal fees of approximately $0.05 million from the prior period.

          Engineering and development

          Engineering and development expenses decreased to $0.04 million for the three months ended March 31, 2007, compared to $0.1 million for the same period in the prior year. The decrease in engineering and development expenses were primarily attributable to staff reductions and related cost of approximately $0.06 million.

          Sales and marketing

          Sales and marketing expenses decreased to $0.7 million for the three months ended March 31, 2007, compared to $0.9 million for the same period in the prior year. The decrease in sales and marketing expenses was primarily attributable to staff reductions which resulted in a decrease in payroll and payroll related expenses in the amount of $0.3 million offset by an increase in bed debt expense of approximately $0.1 million compared to the same period in the prior year. .

          Other income (expenses)

          The decrease in other income (expenses) for the three months ended March 31, 2007 compared to the same period in the prior year was nominal.

          Liquidity and Capital Resources

          Our operating activities used cash of approximately $1.2 million during the nine months ended March 31, 2007, as compared to cash used of approximately $2.4 million for the same period in the prior year. Cash used in operations for the nine months ended March 31, 2007 was primarily attributable to a net loss of approximately $2.5 million, an increase in accounts receivable of approximately $0.3 million, an increase in inventories of approximately $0.01, an increase in other assets of approximately $0.05 million, an increase in deferred revenue of approximately $0.6 million, partially offset by non-cash charges for depreciation and amortization, equity compensation and bad debt expense of approximately $0.6 million, $0.4 million and $0.4 million, respectively. Additionally, accounts payable decreased by $0.3 million. Cash used in operations for the nine months ended March 31, 2006 was primarily attributable to a decrease in accounts payable of approximately $0.3 million, a decrease in deferred revenue of approximately $0.1 million and other income of approximately $0.4 million, partially offset by non-cash charges for depreciation and amortization, equity compensation and bad debt expense of approximately $0.7 million, $0.1 million and $0.3 million, respectively. Additionally, accounts receivable, prepaid expenses and inventory decreased by approximately $0.3 million.

          Our investing activities used approximately $ 0.1 million for the nine months ended March 31, 2007 as compared to using $0.1 million for the same period in the prior year. Cash used in investing activities was primarily attributable to payments on customer lists previously acquired in the amount of $0.1 million. Cash used by investing activities for the nine months ended March 31, 2006, was primarily attributable to payments on customer lists previously acquired in the amount of $0.1 million and purchases of property and equipment in the amount of approximately $0.03 million.

          Our financing  activities provided  approximately $0.1 million for the nine months ended March 31, 2007 as compared to providing approximately $0.6 million for the same period in the prior year. Cash provided by financing activities was attributable to proceeds from debt financing in the amount of $0.1 million. Cash provided by financing activities for the nine months ended March 31, 2006 was attributable to an advance from a shareholder and debt financing offset by NASDAQ listing fees and cost associated with debt financing.

          Going Concern Uncertainty

          Historically, we have experienced significant recurring net operating losses as well as negative cash flows from operations. Our main source of liquidity has been equity and debt financing, which has been used to fund continuing losses from operating activities. Based on our cash position of approximately $.8 million, and further taking into account ongoing litigation expenses as well as the current maturity dates of our long term debt, we believe we may not have sufficient cash to meet our funding needs through March 31, 2008. Our ability to raise additional capital to fund operations also has been impaired by (a) existing litigation and (b) our current stock price and the adverse effect of the issuance of low priced stock caused by the anti-dilution provisions of our outstanding preferred stock. Management will continue our cost reduction efforts as well as seek additional financing to restructure our current debt. However, based upon the issues discussed herein, there can be no assurances that we will be able to raise additional capital, reverse our operating loss or cash flow deficiency, or that we will be able to satisfy our future obligations. These factors raise substantial doubt about our ability to continue as a going concern.

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


     Evaluation of Disclosure Controls and Procedures

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


     Changes in Internal Controls Over Financial Reporting

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

     During the prior reporting period ending December 31, 2006 management concluded that a deficiency was identified which constituted a "material weakness". Accordingly, management implemented changes to remedy the circumstances that created the deficiency and has concluded that the condition no longer exists.

     It is the responsibility of management to establish and maintain adequate internal controls over financial reporting. During the quarter ended March 31, 2007, management reviewed all systems and procedures relating to the financial close and assessed the proficiency of the staff previously hired and trained during the fiscal year. Management trained previously hired staff to perform duties and utilize processes and controls as originally designed. As a result management was able to timely review the required analytical schedules and memorandums. In addition, based on the timeliness of the review process the Company was able to collect the required information to be disclosed in the reports filed with the SEC and to process, summarize and disclose this information within the time period specified by the SEC.

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





Date: May 14, 2007