Form 10KSB
period 2007-06-30
NETWOLVES CORP
filed 2007-09-28
CIK 1084103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                     For the fiscal year ended June 30, 2007

                                       Or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period _______________ to _______________

                           Commission File No. 0-25831
                                               -------

                              NetWolves Corporation
                              ---------------------
           (Name of Small Business Issuer as specified in its charter)

            New York                              11-2208052
--------------------------------          --------------------------------
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization

4805 Independence Parkway, Tampa, Florida             33634-7527
----------------------------------------              ------------
(Address of Principal Executive Offices)              (Zip Code)

Issuer's telephone number, including area code:    (813) 286-8644
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X ].

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act). Yes ___No [X]

The issuer's revenues for its most recent fiscal year were $17,408,061.

The aggregate market value of the voting equity held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on September 24, 2007 as reported on the Over-the-Counter Bulletin Board (OTCBB) was approximately $0.05. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliates status is not necessarily a conclusive determination for other purposes.

As of September 24, 2007, the Registrant had outstanding 34,109,713 shares of Common Stock.

Documents incorporated by reference - incorporated by reference to our Proxy Statement to be filed..

A copy of the Company's Annual Report on Form-10KSB for the year ended June 30, 2007, as filed with the Securities and Exchange Commission, is available without charge to interested stockholders upon a written request to:

         Mr. Peter Castle
         Attn: Annual Report
         NetWolves Corporation
         4805 Independence Parkway
         Suite 101
         Tampa, FL  33634-7527

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                                  FORM 10-KSB

                               TABLE OF CONTENTS


PART I
     ITEM 1       Description of Business ................................................................        1
     ITEM 2       Description of Property ................................................................       14
     ITEM 3       Legal Proceedings ......................................................................       14
     ITEM 4       Submission of Matters to a Vote of Security Holders ....................................       15

PART II
     ITEM 5       Market for Common Equity, Related Stockholder Matters and Small Business
                    Issuer Purchases of Equity Securities ................................................       15
     ITEM 6       Management's Discussion and Analysis of Plan of Operation...............................       16
     ITEM 7       Financial Statements....................................................................       20
     ITEM 8       Changes in and Disagreements with Accountants on Accounting and Financial
                    Disclosure............................................................................       21
     ITEM 8a      Controls and Procedures ................................................................       21

PART III
     ITEM 9       Directors, Executive Officers, Promoters and Control Persons; Compliance with
                    Section 16(a) of the Exchange Act......................................................      21
                    Incorporated by reference to our Proxy Statement to be filed.
     ITEM 10      Executive Compensation ..................................................................      22
                    Incorporated by reference to our Proxy Statement to be filed.
     ITEM 11      Security Ownership of Certain Beneficial Owners and Management and
                  Related Stockholder Matters..............................................................      22
                    Incorporated by reference to our Proxy Statement to be filed.
     ITEM 12      Certain Relationships and Related Transactions ..........................................      22
                      Incorporated by reference to our Proxy Statement to be filed.
     ITEM 13      Exhibits.................................................................................      22
     ITEM 14      Principal Accountant Fees and Services ..................................................      23

SIGNATURES        .........................................................................................      24


Report of Independent Registered Public Accounting Firm....................................................     F-1

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

In 2002, NetWolves acquired Norstan Network Services, a provider of comprehensive network management services, as a wholly owned subsidiary. As a result of the acquisition and business of Norstan, NetWolves (or its subsidiaries) became a FCC-licensed carrier. Most of the Debtors' operations are performed through Norstan as the primary operating company.

On May 21, 2007 (the "Petition Date"), NetWolves filed for protection under Title 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division.

Overview

NetWolves Corporation ("NetWolves" or the "Company") is a global telecommunications and Internet managed services providers offering single-source network solutions that provides multi-carrier and multi-vendor implementation to over 1,000 customers worldwide. The Company's principal activity is to design, manage and deliver products and services allowing people and networks to access the Internet and telecommunications networks, efficiently and cost effectively. In addition to the prevailing networking equipment, NetWolves also offers our patented system technology to organizations with complex requirements, that our plug `n' play perimeter office security platforms and secure remote monitoring and management ("SRM2 TM") system ideally solve. Additionally, NetWolves' advanced, centralized, reporting offers the ability for corporate executives to view, via the Internet, both statistical and performance based metrics for their network.

We operate primarily in three distinct segments. The Voice Services segment provides voice services including switched and dedicated outbound, switched and dedicated toll-free inbound, calling and debit cards, and conference calling. The Managed Services segment, provides network and security technology and a variety of recurring managed data services. The Equipment and Consulting segment, is primarily engaged in the design, development and support of information delivery hardware products and software as well as providing consulting services on an as needs basis.

We have achieved an offering of managed products and services that meet the necessary requirements for organizations to contract with a single source to attain the benefits and flexibility of a wide variety of public data network.
Additionally, we provide a variety of technologies including our patented technology to provide a high level of security through an integrated approach to management, monitoring and interoperability for small and medium remote enterprise locations (locations with less than 500 network users). We have a

Managed Services Offering (MSO) that provides complete system solutions to organizations needing cost-effective network security features such as firewall, virtual private networking, routing, content filtering, email, etc., with Internet-based expansion capabilities. Our patented system technology enables organizations to achieve corporate Information technology (IT) initiatives through the deployment of easily installable perimeter office security platforms, coupled with SRM2 TM system. SRM2 TM provides centralized management capabilities for hundreds or thousands of remote locations without risking networking integrity because it has no requirement to open an administrative port on the remote device, which is common network vulnerability.

Managed Service Charges

The NetWolves' managed service offering, coupled with third party or proprietary security platforms, provide sophisticated, yet easy-to-administer systems for securely connecting people and offices to the Internet by combining a wide range of functionality and communications choices. This functionality includes Internet access, firewall security, web access control, and IP routing, caching server and file sharing in an integrated system and network managed solution. NetWolves offers a variety of access methods to the Internet including North American T1/56K, MPLS, European E1 standards, DSL, cable, EVDO, or wireless broadband and satellite.

Keeping data secure is one of the main functions of our integrated approach. Companies significantly reduce private data network costs by installing VPN (virtual private network) applications and utilizing the Internet to maintain data privacy, which is accomplished through the use of a protocol and security procedures, sending encrypted data over the Internet. The primary benefit of the VPN is providing the client communication services at significantly reduced costs by utilizing public data network rather than private data network. Businesses have implemented a similar process called client or remote VPN, allowing employees to communicate with their company's network at any time from outside the workplace, using a laptop or desktop computer and client VPN software. This cost-effective solution makes businesses more productive by giving remote users secure access to corporate resources.

With our Intelligent Fail-over solution, we have the ability to continuously monitor application level performance, as well as monitor performance levels of the VPN tunnel that pass through the primary interface by conducting scheduled interval tests. If the primary interface fails or the VPN tunnel does not meet established performance criteria, the network will automatically fail over to a secondary interface and permit the data to reach its intended destination, securely and reliably using Routing Information Protocol ("RIP"), Open Shortest Path First ("OSPF") or Border Gateway Protocol ("BGP") protocols.

Typically, using a web browser, a user attempting to access information on the Internet performs a Domain Name System (DNS) lookup. DNS is the Internet service that converts understandable web site names (for example www.netwolves.com) into computer readable web site numbers or IP addresses (IP numbers are meaningful only to those who need to know them and not to the average web user). By integrating a DNS caching server directly into our technology offering, Internet traffic is reduced and web site address look-up time is faster, therefore increasing the overall performance of the system.

A Dynamic Host Configuration Protocol (DHCP) server integrated into our solutions allows for easy management when adding computers to the existing company network. It saves time and allows network administrators to work more efficiently, eliminating the need for a person to travel to a remote location to configure a new computer with an IP address.

Features of NetWolves Security Suite

Our security products and services offer the following standard features:

-- Securely connects any number of users in a small geographic area (LAN) simultaneous to the Internet through a dedicated connection.

-- Hierarchical caching, which are rules that tell a computer to look for the data stored locally before accessing the Internet for data, gives more efficient web viewing and greater ability to transfer data from one file to another.

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

---  Scalability allows Internet usage to grow as a company expands.

-- Can be used as a stand-alone firewall to protect the resources of a private network from users outside on a public network.

--   Easily managed internal and external proxy services.

-- Web access control allows the network administrator to effectively block or deny access to the Internet and specific web sites.

-- The Virtual Private Networking (VPN) module provides a process for encrypting data for secure transmission over public networks and supports Internet Key Exchange (IKE) and IPSec (a security protocol).

-- Our SSL VPN leverages the power and protection afforded by the Secure Socket Layer protocol to access vital resource applications on a company's protected network. SSL technology is standard with today's popular web browsers, including Netscape Navigator, Microsoft Internet Explorer and Mozilla Firefox. NetWolves uses two-factor authentication for accessing important tools and applications. This method provides for strong authentication by requiring a simple key chain USB device and unique login password.

- Intelligent Failover with virtual redundant router protocol (VRRP) establishes a wide area network (WAN) connection on a secondary device slave if WAN connection on a primary device is lost or fails to meet minimum VPN performance criteria.

-- NetMetrics provides a means for measuring two performance parameters: the time required to load a single web page from the Internet, and the time it takes to send an email to a specified account and receive a reply from that same account. Net Metrics also provides the monitoring mechanism within Intelligent Failover.

Firewall and Security Functions

We believe that security is an essential element of any Internet connectivity solution. For this reason, our security platforms includes high-end firewall security protection, without requiring the purchase of additional components.

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

-- All packets of data entering the network from the Internet are first checked for validity against a series of stateful packet filters. Data is then forwarded to proxy applications that further inspect the contents of the packets for potential security violations. If the data is determined to be valid by both the stateful packet filters and proxy applications, it is allowed to enter the secure LAN.

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

SRM2 TM is comprised of the following product subsystems:

-- SRM2 TM Monitoring and Notification provides monitoring, notification, paging and alarming capabilities of remote WolfPac Security Platforms. In addition, the firewall status, VPN tunnel status and Administrative
     Interface configuration status of all remote end points are monitored and logged.

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

Voice Services

We provide multiple source long distance services and related consulting and professional services . Voice services consist of voice over Internet protocol
(VoIP), switched and dedicated inbound/outbound long distance, travel cards, conference calling data services consisting of IP dedicated and dial-up services.

Competition

Current and potential competitors in our markets include, but are not limited to, the following, all of whom sell world-wide or have a presence in most of the major markets; Verizon, AT&T, Qwest and Sprint. Many of these companies have substantially greater financial and marketing resources, research and development staffs and distribution methods than us. There can be no assurance that our current and potential competitors will not develop service offerings that may or may not be perceived to be more effective or responsive to technological change than ours, or that current or future products will not be rendered obsolete by such developments. Furthermore, increased competition could result in price reductions, reduced margins or loss of market share, any of which could have a material adverse effect on our business operating results and financial condition.

We compete at the Fortune 2000 level specifically focusing on companies with multiple locations with complex voice and data needs. Our primary advantage over our competition is that we have an extensive service offering to manage large, complex corporate networks, and yet stay agile and able to change our solutions as the market and the customers needs change, as we are not exclusive to a single network or technology. Most organizations in our market space are facilities based having a large investment in technology with a high carrying cost.

Customers/Suppliers

We currently work with more than 1,000 customers, ranging from start-up organizations to large well-established corporations. For the years ended June 30, 2007 and June 30, 2006, approximately 0% and 11% of sales were made to Swift Transportation, respectively. Our agreement with Swift Transportation terminated on June 30, 2005.

Business Partners

Our business partners include the following companies:

        --      Sprint
        --      Covad
        --      Spacenet
        --      Verizon
        --      AT&T
        --      Qwest
        --      NCR
        --      TBI
        --      Telcom Brokers Inc.
        --      Timer Warner Co.
        --      X-4
        --     Comcast

A major portion of our revenues during the year ended June 30, 2007 were derived from telecommunications services. We depend on two major suppliers, Sprint and Verizon, for a substantial part of the telecommunications services the Company provides to its customers. These services from Sprint and Verizon accounted for approximately 31% and 23% for fiscal 2007, respectively and for approximately 42% and 28% respectively for fiscal 2006. As a result, the loss of services from either of these suppliers could cause disruptions and delays to our customers, resulting in a loss of customers, business volume and substantially decreasing our revenues.

Licensing and Intellectual Property

We consider certain features of our products, including their methodology and technology, to be proprietary. We rely on a combination of trade secret, copyright,  patent  and  trademark  laws,  contractual  provisions  and  certain technology and security measures to protect our proprietary intellectual property. We generally enter into confidentiality agreements with our employees, consultants, business partners and major customers. We own copyrighted works of authorship in computer programs, including, but not limited to, portions of the FoxOS (operating system), products related to FoxOS, and various proprietary enhancements to publicly available open source system software; as well as traditional media, including, but not limited to, marketing materials, documentation and white papers.

On May 22, 2007, we were issued a United States Patent covering our system and method for the secure management and monitoring of remote network devices. NetWolves' SRM2 TM system was developed to eliminate security issues associated with the widely used Simple Network Management Protocol (SNMP) used by many network management systems such as HP Openview (TM). Unencrypted communications and open ports are two of the leading avenues of network security vulnerability and attack. NetWolves SRM2 TM system is a remote monitoring and management system using secure encrypted communications between the monitoring system and the remote systems/devices being monitored. NetWolves SRM2 TM technology requires no open holes in a company's firewall, on either the monitoring system or the remote systems being monitored.

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

We do not intend to sell or transfer title of our products to our clients, though this structure may change as we expand our operations. We intend to license products pursuant to licensing and services agreements for which extended payment terms may be offered. In the case of extended payment term agreements, the customer is contractually bound to equal monthly fixed payments. In the case of extended payment term agreements, service may be bundled for the length of the payment term. Thereafter, in both instances, the customer may purchase service annually.

In connection with the acquisition of Norstan Network Services Inc. (NNSI), we obtained Certificates of Public Convenience and Necessity, which enable NNSI to resell long distance services within the state obtained. NNSI is subject to regulation from the Public Utility Commissions in each specific state.

Sales and Marketing

Our marketing and sales strategy has been created with the forethought to ensure we have diversified areas for growth as well as maximizing the use of our capital resources. This approach allows us to minimize the risk of external market factors on our short and long-term success. Management executes this strategy in the following approach:

Direct Sales:

This is our longest standing approach with a four-year trend of demonstrated success. We utilize a sales team that focuses on identifying target customers who spend $2,000-$25,000 in monthly recurring services. This team leverages existing relationships and forge new relationships with primarily multi-location customers. A good example of this type of customer is a leading distributor of diverse energy products where we currently manage their entire host or headquarters infrastructure, and associated network, as well as their remote sites. This type of customer is realizing the many benefits of our single source solutions including: Managed VPN, Firewall, and Monitoring. Their managed solution consists of over 25 sub-vendors providing services under a single managed services agreement and one point of contact for all their requirements. Additionally, we delivered significant savings while increasing capability and redundancy.

Channel Sales:

This approach is our fastest growing. Within two years of launching this strategy, we have developed a presence in what is known as the "Channel Market". This market consists of an extensive network of sub-agents, agents and master agents, who utilize their extensive industry experience to bring value and solutions to end user customers. The benefits of this market are that with a modest capital investment and low overhead expense, we gain access to a seasoned sales force numbering in the thousands. In the last two years we have secured relationships with two of the largest master agents in the country, which has played a critical role in our growth and the establishment of NetWolves as a recognized brand.

Enterprise Sales:

This is our largest opportunity approach. With three years of trial and error, we have developed a methodology to partner with successful organizations whose core model is under margin and competitive pressure and are in need of additional value added services. By utilizing our diverse offering to fill in the "gaps" of their core service, we help them become more competitive and in return, they provide us cost effective access to their existing customers numbering in the tens of thousands. An example of this is a proprietary based solutions provider that services thousands of retail locations, which utilize us for certain managed services. We utilized them in several of our key customers solutions and jointly, we deliver services to a customer with approximately eight hundred locations.

Merger and Acquisitions:

During the last several years we have successfully been able to acquire several customer lists at what we believe to be a reasonable purchase price. These organizations did not have the critical mass to weather recent market conditions. However, by layering those assets on to our infrastructure, we are using their margin to the overall success of the company. With consolidation in the industry continuing and our demonstrated success with this approach, we are well positioned to capitalize on these opportunities upon emerging from reorganization.

Engineering and development

Our engineering and development group is comprised of engineers who specialize in different areas of security and product development. NetWolves' team has experience in a variety of industries, including information security, designing networking protocols, building interfaces, designing databases, and computer telephony. Their expertise is used in the maintenance and enhancement of our core solutions.

Engineering and development expenses were approximately $170,000 and $510,000 for the years ended June 30, 2007 and 2006, respectively. The Company did not capitalize any internally developed software costs during the years ended June 30, 2007 and 2006.

Employees

As of June 30, 2007, we had 49 employees, of which 41 were full-time (1 of whom is covered by an employment agreement). Approximately 2 of these employees are involved in engineering and development, 24 in sales and marketing, 9 in finance and 6 in general administration and operations. In addition, we have retained independent contractors on a consulting basis who support engineering, marketing and administrative functions. To date, we believe we have been successful in attracting and retaining skilled and motivated individuals. Our success will depend in large part upon our continued ability to attract and retain qualified employees. We have never experienced a work stoppage and our employees are not covered by a collective bargaining agreement. We believe that we have good relations with our employees.

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

Risk Related to Chapter 11 Reorganization

Our continuation as a going concern is dependent upon the approval by our creditors of a plan of reorganization, which we intend to propose under Chapter 11 of the United States Bankruptcy code.

On May 21, 2007, we voluntarily filed a plan petitioning for relief under Chapter 11 of the United States Bankruptcy Code. At the time, our outstanding indebtedness together with contingent liabilities and claims, required us to reorganize and work out our indebtedness in order to continue as a going concern. Since the filing date, we have entered into agreements with our various vendors and other third parties, which have enabled us to continue operations. In order to continue as a going concern, we are required to submit a plan or agreement to our creditors for their approval whereby our outstanding debt will be either compromised, in part, or paid. Our continuation as a going concern is dependent on the submission and approval of a plan, which satisfactorily enables us to repay this indebtedness from additional financing and internally generated funds.

No representations can be made that financing will be available on terms satisfactory to our creditors or us or that a satisfactory plan will be approved. Unless approved, our restructuring plan under Chapter 11 could be converted into a Chapter 7 liquidation proceeding, in which event, we would be forced to cease operations and liquidate our assets.

Financial Risks

We have incurred losses since inception and may never be profitable, which could result in a further decline in the value of our common stock and the loss of your investment.

We sustained net losses of $4,035,105 and $3,761,741 for our fiscal years ended June 30, 2007 and 2006, respectively. We continue to sustain losses during the current fiscal year, and we may not achieve profitability in the future. As of June 30, 2007, we had a working capital deficiency of $4,987,795. We recognized revenues of $17,408,061 and $21,836,709 for our fiscal years ended June 30, 2007 and 2006, respectively. Subsequently, we have been successful in stabilizing the significant loss of customers and we have further reduced operating costs. However, we expect that operating losses may continue. Accordingly, these conditions raise substantial doubt about the Company's ability to continue as a going concern.

Risks Related to Our Business

We will not achieve profitability if we cannot compete successfully for sales of our internet security products and services.

Success of our managed network services business depends upon our ability to gain market share for our services. Our target markets are the small to medium sized companies that demand both a connection to the Internet and to their business partners, and enterprise customers, such as multi-branch retailers and educational institutions. If we fail to penetrate our target markets and/or book substantial sales of our products, our operations and prospects will suffer. Gaining market acceptance will depend, in part, upon our ability to demonstrate the advantages of our Managed Services over technology offered by other companies. See "Risk Related to Our Industry - If we are unable to compete successfully in the markets for managed network services business and telecommunications services, we may not increase our revenues or achieve profitability."

The loss of our main suppliers of telecommunications services could have a substantial, negative effect on our revenues.

A major portion of our revenues during the year ended June 30, 2007 was derived from telecommunications services. We depend on two major suppliers, Sprint and Verizon, for a substantial part of the telecommunications services the Company provides to its customers. Theses services from Sprint and Verizon accounted for approximately 31% and 23% for fiscal 2007, respectively and for approximately 42% and 28% respectively for fiscal 2006. As a result, the loss of services from either of these suppliers could cause disruptions and delays to our customers, resulting in a loss of customers, business volume and substantially decreasing our revenues.

Our managed network services business is complex and may contain undetected errors or result in failures that could inhibit or delay our growth and increase our operating costs.

Our managed network services business is quite complex and may contain undetected errors or bugs or experience failures. In particular, the Internet network environment is characterized by a wide variety of standard and non-standard configurations and errors, failures and bugs in third party platforms and applications that make pre-release testing for programming or compatibility errors very difficult, time-consuming and expensive. Furthermore, we believe no amount of testing can guarantee that errors, failures or bugs will not be found in new products or releases which we ship commercially. Product failures, if they occur, could result in our having to replace all affected products without being able to book revenue for the replacements, or we may be required to refund the purchase price of defective products. Any of these errors, bugs or failures discovered after commercial release could require significant expenditures of capital and resources, and cause interruptions, delays or cessation of service to our customers, and result in:

--      adverse publicity and damage to our reputation;
--      loss of customers;

--      loss or delay in revenues;
--      diversion of development efforts;
--      increased service and warranty costs;
--      costly litigation; and
-- diversion of management's attention and depletion of financial and other resources.

We may have to defend lawsuits or pay damages in connection with any alleged or actual failure , which occurred after the petition date, of our managed network services business or telecommunications services, which could significantly increase our operating costs and have a material adverse effect on our results of operations and financial condition.

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

Any breach of network security could injure the reputation of our managed service business, reduce our customer base and adversely affect our revenues.

The success of our managed network services business depends, in part, on our ability to provide effective Internet security. Any breach of network security in one of our end user's Internet security systems, whether or not the breach results from any malfunction or defect in our products or services, could damage our reputation. This, in turn, could result in our loss of actual or potential customers and distribution partners. Because techniques used by computer hackers to access or disrupt networks change often and are usually not recognized until used against a target, we may not anticipate these techniques and protecting our customers against them. Companies such as ours, in the business of providing network security, may themselves be more likely to be the targets of attacks by hackers. If we are unable to protect our internal systems or those of our end users against penetration by hackers, our reputation may suffer, we may lose actual or prospective customers and our revenues may be adversely affected.

Failure to manage our operations if they expand could impair our future growth.

If we are able to  expand  our  operations,  particularly  those of our  managed services business, the expansion will place significant strain on our management, financial controls, operating systems, personnel and other resources. Our ability to manage future growth, should it occur, will depend to a large extent upon several factors, including our ability to do the following, particularly in relation to our managed network services business:

--      build and train our sales force;
--      establish and maintain relationships with end users;
--      develop customer support systems;
-- develop expanded internal management and financial controls adequate to keep pace with growth in personnel and sales, if they occur;
-- successfully leverage the potential for sales of products and services of each business segment to customers of the other segment.

If we are able to grow our business but do not manage our growth successfully, we may experience increased operating expenses, loss of end users, distributors or suppliers and declining or slowed growth of revenues.

Our ability to compete may be damaged and our revenues may be reduced if we are unable to protect our intellectual property rights adequately.

Our success depends upon maintaining the confidentiality and proprietary nature of our software and other intellectual property rights, particularly in relation to our managed network services business. To protect these rights, we rely principally on a combination of:

--   contractual  arrangements  providing for non-disclosure and prohibitions on use;
--   patents;
--   trade secret, copyright and trademark laws; and
--   certain technical measures.

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

Our inability or failure to protect our proprietary technology could damage our ability to compete, particularly in the managed network services business, reduce our revenues and damage our prospects for achieving growth and profitability.

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

Risks Related to Our Industry

Slower growth in demand for managed network services business and related products and services may harm our revenues and prospects for achieving growth and profitability.

The markets for our products and services depend on economic conditions affecting the broader network security, telecommunications services and related markets. Downturns in any of these markets may cause end users to delay or cancel orders for our products and services. Customers may experience financial difficulties, cease or scale back operations, or reverse prior decisions to budget for orders of our products and services. As a result, we could experience longer sales cycles, delays in payment and collection, and pressures from our markets to reduce our prices. Any reduction in prices would cause us to realize lower revenues and margins. If capital spending in our markets nevertheless declines, we may not be able to increase revenues or achieve profitability without increasing market share from competitors. See "If we are unable to compete successfully in the markets for managed network services business and telecommunications services, we may not increase revenues or achieve profitability."

If we are unable to compete successfully in the markets for managed network services business and telecommunications services, we may not increase revenues or achieve profitability.

The markets for managed network services are highly competitive, and management expects competition to intensify in the future. Many of our competitors have:

--   longer operating and product installation histories;
-- significantly greater financial and technical, marketing and product development resources;
--   greater name recognition;
--   greater range of products and services;
--   a larger installed base of customers; and
--   greater ability to cross-sell products and services.

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

Our   competitors   in  the   markets   for   managed   network   services   and
telecommunications services primarily include:

--   carriers such as Verizon, AT&T, Qwest and Sprint.

If we are  unable to  compete  successfully  in  either  business  segment,  our
revenues   and  profit   margins  will   diminish  and  we  may  never   achieve
profitability.

Government regulations could have a negative effect on our revenues.

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

The market price of our common stock has been and may continue to be volatile. From January 1, 2001 through September 24, 2007, the closing bid price of our common stock has varied from a high of $6.00 to a low of $0.04 per share. As reported on the Over-the-Counter Bulletin Pink Sheets (OTCBB) our closing bid price on September 24, 2007 was $0.05. If our future operating results are below the expectations of stock market analysts and investors, our stock price may further decline. Public announcement of our financial results, business developments and a plan of reorganization in bankruptcy may have a significant impact on the market price of our common stock. For example, each of the following could have the effect of temporarily or permanently reducing the market price of our common stock:

-- the terms and conditions of our plan of reorganization in bankruptcy insofar as it relates to our common stock
--   shortfalls in revenues or cash flows from operations;
--   delays in development or roll-out of any of our product and services; and
-- announcements by one or more competitors of new product introductions, acquisitions or technological innovations.

Declines in our stock price for any reason, as well as broad-based market fluctuations or fluctuations related to our financial results or other developments, may adversely affect your ability to sell your shares at a price equal to or above the price at which you purchased them.

Future sales of a large number of shares of our common stock may cause our stock price to decline.

At September 24, 2007, 34,109,713 shares of our common stock were outstanding and 8,563,621 shares are issuable upon conversion of outstanding preferred stock. Of these shares, approximately 12,000,000 shares are transferable without restriction under the Securities Act of 1933. Another approximately 2,000,000 shares are eligible for resale subject to the restrictions on volume, manner of sale and other conditions of Rule 144 promulgated under the Securities Act. Approximately 12,422,885 shares are issuable upon exercise of outstanding stock options and warrants. Sales of large amounts of these shares in the public market could depress the market price of the common stock and impair our ability to raise capital through offerings of our equity securities. Resale of shares of common stock that may be received by holders of outstanding options and warrants or convertible preferred stock may also dilute substantially the net tangible book value of your shares of common stock. Additionally, revocation of part or all of the outstanding shares of common stock pursuant to Chapter 11 or 7 proceedings of bankruptcy code may result in a total loss of your investment.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may result in additional expenses, which as a smaller public company many be disproportionately high.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls as of June 30, 2008 and requires that we have such system of internal controls audited beginning with our Annual Report on 10-KSB for the year ending June 30, 2009. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act of 2002 also requires that our independent registered public accounting firm report on management's evaluation of our system of internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

-- Employment Contracts. The Company has an employment agreement with one member of its executive management team. The employment agreement provides for certain payments following death or disability, for certain fringe benefits such as reimbursement for reasonable expenses and participation in medical plans, and for accelerated payments in the event of change of control of the Company. Change of control for this purpose is defined as the acquisition of 30% or more of our voting power or consummation of a merger, consolidation, reorganization or sale of all or substantially all of our assets without board approval; or the change in a majority of our directors without approval by the incumbent board. Termination for change of control under these agreements will result in the acceleration of compensation payments through the term of the agreements and the immediate vesting of any unvested options. Notwithstanding the foregoing, the Company intends to reject this agreement through the bankruptcy proceedings as not to invoke the change of control provision.

--   New  York   anti-takeover   statute.   New  York  law  restricts   business
     combinations with shareholders who acquire 15% or more of a company's common stock without the consent of our board of directors.


ITEM 2.           DESCRIPTION OF PROPERTY

     The Company currently maintains leased facilities in the locations listed below.


                                                                                                              CURRENT
                                                                                                               ANNUAL
                                                                                SQUARE        TERM OF           LEASE
         FUNCTION                                   LOCATION                     FEET          LEASE            COSTS
------------------------             --------------------------------            ----          -----            -----

NetWolves Corporation - Corporate     4850 Independence Parkway, Suite 101        17,316       1/31/11       $  346,244
Headquarters                          Tampa, FL 33634

NetWolves Global Services             200 Garden City Plaza, Suite 200             1,855       3/31/10       $   51,832
 - Regional Sales Office              Garden City, NY 11530

We believe that our New York facility is adequate to meet our current business requirements and that suitable facilities for expansion will be available, if necessary, to accommodate further physical expansion of corporate operations and for additional sales and support offices. Additionally, we believe that our Florida facility has significant excess capacity, and management has undertaken efforts to work with the landlord to sublet excess space or surrender the entire space and relocate to more efficient and cost effective space.

ITEM 3.  LEGAL PROCEEDINGS

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

     The action was the result of a series of events commencing with a resolution approved by the Board of Directors on October 27, 2006 to separate the positions of Chairman and Chief Executive Officer, both positions being held by Walter M. Groteke, subject to finding a suitable candidate, if any, for the position of Chief Executive Officer. As previously reported, a committee was appointed to search for candidates for the position of Chief Executive Officer. At the same time Scott Foote, formerly Vice President, was appointed as the Company's Acting President to be involved in day-to-day operations.

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

It is the Company's position that Mr. Groteke voluntarily resigned and is no longer entitled to the compensation set forth under his employment agreement

c) On May 21, 2007, NetWolves and some of its subsidiaries filed for protection under Title 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division. These actions against us were stayed pursuant to the Bankruptcy Code's automatic stay provisions. We believe we have strong defenses to these lawsuits and intend to contest them vigorously. However, because these lawsuits are premature, we are unable to provide an evaluation of the final outcome of the litigation. On August 17, 2007 the above referenced actions were moved to the federal court advisory proceedings subject to the bankruptcy codes.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the Over-The-Counter Pink Sheets (OTCBB) under the symbol "WOLV.PK.". Prior to June 2006, our common stock was listed on the Over-The-Counter Bulletin Board (OTCBB) under the symbol "WOLV.BB" from the period of May 17, 2006 until June 2006. Prior to May 17, 2006, our common stock traded on the Nasdaq Small Cap Market under the symbol "WOLV". The following table sets forth, for the calendar periods indicated, the high and low closing sales prices for the common stock for the fiscal quarters indicated:


                                 Fiscal 2007                     Fiscal 2006
                                 -----------                     -----------

         Quarter             High            Low             High            Low
         -------         --------------  --------------  --------------  ---------
         First            $    .20        $    .09        $    .47      $     .55
         Second           $    .23        $    .11        $    .43      $     .55
         Third            $    .15        $    .09        $    .43      $     .55
         Fourth           $    .15        $    .06        $    .35      $     .36

As of September 24, 2007, there were approximately 275 holders of record of the common stock. On September 24, 2007, the closing sales price of NetWolves common stock was $ 0.05 per share.

We have not paid any cash dividends on our common stock and do not presently intend to do so. Future dividend policy will be determined by our Board of Directors on the basis of our earnings, capital requirements, financial condition and other factors deemed relevant.

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

Overview

NetWolves Corporation ("NetWolves" or the "Company") is a global telecommunications and Internet managed services providers offering single-source network solutions that provides multi-carrier and multi-vendor implementation to over 1,000 customers worldwide. The Company's principal activity is to design, manage and deliver products and services allowing people and networks to access the Internet and telecommunications networks, efficiently and cost effectively. In addition to the prevailing networking equipment, NetWolves also offers our patented system technology to organizations with complex requirements, that our plug `n' play perimeter office security platforms and secure remote monitoring and management ("SRM2 TM") system ideally solve. Additionally, NetWolves' advanced, centralized, reporting offers the ability for corporate executives to view, via the Internet, both statistical and performance based metrics for their global network.

We operate primarily in three distinct segments. The Voice Services segment, which operates worldwide, provides voice services including switched and dedicated outbound, switched and dedicated toll-free inbound, calling and debit cards, and conference calling. The Managed Services Charges segment, which operates worldwide, provides network and security technology and a variety of recurring managed data services. The Equipment and Consulting segment, which operates worldwide, is primarily engaged in the design, development and support of information delivery hardware products and software as well as providing consulting services on an as needs basis.

We have achieved an offering of managed products and services that meet the necessary requirements for organizations to move off expensive private data networks while attaining the benefits and flexibility of public data network. Additionally, our proprietary technology provides a high level of security through its integrated approach to management, monitoring and interoperability for small and medium remote enterprise locations (locations with less than 500 network users). We offer a Managed Services Offering (MSO) that provides complete system solutions to organizations needing cost-effective network security features (firewall, virtual private networking, routing, intrusion detection, content filtering, email, etc.) delivered on low-cost commodity hardware with Internet-based expansion capabilities. Our patented system technology enables organizations to achieve corporate Information technology
(IT) and e-business initiatives through the deployment of easily installable perimeter office security platforms, coupled with our secure remote monitoring and management ("SRM2 TM") system. SRM2 TM provides centralized management capabilities for hundreds or thousands of remote locations without risking networking integrity because it never opens an administrative port on the remote device, which is common network vulnerability. We also provide cost-effective, value-added expansion technologies such as Intelligent Failover, which means that if one circuit for gaining access to information fails, the system would automatically switch to an alternative circuit based upon customer defined parameters.

Chapter 11 Reorganization

On May 21, 2007, NetWolves filed for protection under Title 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division.

Numerous creditors and purported creditors have filed proofs of claims with the Bankruptcy Court in the Company's Chapter 11 proceeding. The Company is in the process of reviewing these claims and it expects to object to a significant number of claims. Claims believed to be legitimate have been recorded by the Company at their historical amounts in the condensed consolidated balance sheet as June 30, 2007. If the Bankruptcy Court allows the claims the Company believes are baseless, the Company believes they will participate in the Plan as general unsecured creditors. The ultimate impact of these claims on the Company's consolidated financial position and results of operations cannot presently be determined.

Results of Operations

We currently operate in three business segments, the Voice Services segment ("Voice Services"), the Managed Service Charges ("MSC") segment and the Equipment and Consulting segment ("Equipment and Consulting").

The year ended June 30, 2007 ("Fiscal 2007") compared to the year ended June 30, 2006 ("Fiscal 2006") is as follows:

Revenue

Revenue decreased to $17.4 million in fiscal 2007 from $21.8 million in Fiscal 2006. This net decrease in revenue is primarily attributable to a decrease in Voice Services segment of approximately $4.9 million and decreases in our equipment and consulting segment of approximately $73,000. This decrease was offset by an increase in our MSC segment where revenue increased approximately $576,000. The decrease in the Voice Services segment was attributable to customer attrition and rate concessions. The decrease is the result of limited product sales as the Company has elected to focus primarily on MSC growth as evidenced by the increase in our MSC segment of approximately $576,000 in fiscal 2007. Customer attrition is caused by two primary factors. The first is existing customers signing a new reduced price contract, known as "re-terms." The second primary factor is customers selecting a different service provider for rate competitiveness or relationships reasons.

Cost of revenue (excluding depreciation and amortization)

Cost of revenue decreased to $11.9 million for Fiscal 2007, compared to $14.3 million for Fiscal 2006. Cost of revenue within our MSC segment increased to $5.8 million compared to $4.9 million for the same period in the prior year. Cost of revenue within the Voice Services segment decreased to $6.2 million compared to $9.4 million for the same period in the prior year. Cost of revenue within the Equipment and consulting decreased by approximately $29,000. The change in profit margin is due to the product mix comprising the segment.

General and administrative

General and administrative expenses decreased to $4.6 million for Fiscal 2007 compared to $5.6 million for Fiscal 2006. The decrease in general and administrative expenses was due to a decrease in payroll of $0.9 million, a decrease in related cost reductions of approximately $0.4 million, offset by an increase in professional fees of $0.3 million.

Engineering and development

Engineering and development expenses decreased to $0.2 million for Fiscal 2007 compared to $0.5 million for Fiscal 2006. The decrease in engineering and development expenses were primarily attributable to staff reductions and associated engineering and development expense reductions of approximately $0.3 million.

Sales and marketing

Sales and marketing expenses decreased to $3.5 for Fiscal 2007 compared to $4.7 million for Fiscal 2006. The decrease in sales and marketing expenses was primarily attributable to staff reductions which resulted in a decrease in payroll and payroll related expenses in the amount of $0.9 million, a decrease in associated sales and marketing expenses in the amount of $0.2 million and a decrease in consulting and professional fess in the amount of $0.1 million.

Other income (expenses)

Other income (expenses) was $(0.4) million for Fiscal 2007 compared to other income of $0.4 million for Fiscal 2006. Other income for the same period in the prior year consisted of $0.1 million related to the reduction in short and long term notes payable associated with the acquisition of the ECCI customer list (see Note 7 to the consolidated financial statements) and reduction in accrued expenses in the amount of $0.3 million. Other expenses for fiscal 2007 consisted of interest expense to the noteholders in the amount of $(0.2) million and an impairment charge for inventory in the amount of $(0.2) million.

Liquidity and Capital Resources

The year ended June 30, 2007 ("Fiscal 2007") compared to the year ended June 30, 2006 ("Fiscal 2006") is as follows:

At June 30, 2007 we had cash and cash equivalents of $1.0 million as compared to cash and cash equivalent of $2.0 million at June 30, 2006. Our operating activities used cash of $1.0 million during the year ended June 30, 2007, as compared to $2.4 million during the prior year. Cash used for the year ended June 30, 2007 was primarily attributable to a net loss of $4.0 million, partially offset by depreciation and amortization of $0.8 million, non-cash expenses including equity compensation of $0.4 million and bad debt expense of $0.8 million and an inventory impairment charge of $0.2 million. Additionally, accounts receivable, inventories, deferred revenue and pre-petition account payable increased by approximately $5.7 million partially offset by decreases in cash associated with prepaid expenses, post-petition accounts payable and accrued expenses in the amount of $4.8 million. At June 30, 2006 we had cash and cash equivalents of $2.0 million. Our operating activities used cash of $2.5 million during the year ended June 30, 2006. Cash used for the year ended June 30, 2006 was primarily attributable to a net loss of $3.7 million, partially offset by non-cash expenses including equity compensation of $0.2 million, depreciation and amortization of $0.09 million and bad debt expense of $0.8 million.

Our investing activities used cash of $0.1 million during the year ended June 30, 2007, as compared to using cash of $0.1 million during the prior year. Cash used in investing activities for the year ended June 30, 2007 was primarily attributable to payments on customer list previously acquired in the amount of $0.1 million and patent cost paid in the amount of $9,000. Cash used in investing activities for the year ended June 30, 2006 was primarily attributable to payments on customer lists previously acquired in the amount of $0.1 million, of approximately $9,000 of patent costs paid and purchases of property and equipment in the amount of approximately $32,000.

Our financing activities provided $0.1 million during the year ended June 30, 2007, as compared to providing $1.3 million during the prior year. Cash provided by financing activities for the year ended June 30, 2007 was primarily attributable to debt financing of $0.1 million compared to $1.2 million in the prior year. In addition, cash used in financing activities for the year ended June 30, 2006 was also attributable to Nasdaq listing fees of approximately $0.04, financing costs paid of approximately $0.01 million and cash provided from an advance from a shareholder in the amount of $210,000.

Summary

Historically, we have experienced significant recurring net operating losses as well as negative cash flows from operations. Our main source of liquidity has been equity and debt financing, which has been used to fund continuing losses from operating activities. Based on the our cash position of approximately $1.0 million, and further taking into account ongoing costs related to the Chapter 11 bankruptcy proceedings, as well as the ultimate disposition of pre-petition claims of creditors pursuant to an approved plan of reorganization, we believe that we may not have sufficient cash to meet our funding requirements through June 30, 2008. Our ability to raise additional capital to fund operations also may have been impaired by the Chapter 11 reorganization proceeding. We will continue cost reduction efforts as well as seek additional financing to satisfy a plan of reorganization by our creditors. However, based upon the issues discussed herein, there can be no assurances that we will be able to raise additional capital on desirable terms or at all, reverse our operating loss or cash flow deficiency, or that we will be able to satisfy our future obligations. These factors raise substantial doubt about our ability to continue as a going concern, which may require further restructuring, or a sale or liquidation and could cause significant dilution or a total loss to our shareholders. The financial statements do not include any adjustment relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern.

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

Revenue recognition

We record revenue in accordance with Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), issued by the American Institute of Certified Public Accountants (as modified by Statement of Position 98-9) and SEC Staff Accounting Bulletin 104 "Revenue Recognition" ("SAB 104") regarding revenue recognition in financial statements. SOP 97-2 provides additional guidance with respect to multiple element arrangements; returns, exchanges, and platform transfer rights; resellers; services; funded software development arrangements and contract accounting.

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

Allowance for doubtful accounts

We provide allowances for doubtful accounts for estimated losses from the inability of customers to satisfy their accounts as originally contemplated at the time of sale and charges actual losses to the allowance when incurred. The calculation for these allowances is based on the detailed review of certain individual customer accounts, historical satisfaction rates and the Company's estimation of the overall economic conditions affecting our customer base. If the financial condition of our Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required in conjunction with the Company's May 21, 2007 Chapter 11 bankruptcy filing. All questionable accounts previously sent out to agency were deemed uncollectible and written down at June 30,2007, at the period the Company believes all other amounts are fully collectable and require no reserve. Income taxes

As part of the process of preparing our consolidated financial statements we are required to prepare our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have fully reserved our deferred tax assets at June 30, 2007 and 2006. If expectations for future performance, the timing of deductibility of expenses, or tax statutes change in the future, we could decide to adjust the valuation allowance, which may increase or decrease income tax expense.

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

Stock-based compensation

Effective July 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123
(revised 2004), "Share-based Payments", ("SFAS(R)") using the modified-prospective-transition method. As a result, the Company net loss before taxes for the year ended June 30, 2007 was $230,528 ($0.01 per share), greater than if the Company had continued to account for share-based compensation under the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees ("APB 25"). As of June 30, 2007 there was $60,000 of total unrecognized compensation related to stock options granted which is expected to be recognized over an approximate 1.50 years. The stock based compensation expense is included in general and administrative expense in the accompanying condensed consolidated statement of operations.

Prior to July 1, 2006, the Company stock-based employee compensation plans were accounted for under the recognition and measurement provisions of APB 25, and related Interpretations, as permitted by FASB Statement No. 123. the Company did not recognize stock-based compensation cost in its statement of operations for periods prior to July 1, 2006 as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. However, compensation expense was recognized for certain options granted to non-employees of the Company based upon fair value.

ITEM 7.           FINANCIAL STATEMENTS

The financial statements of the Company and its subsidiaries are included herein beginning on page F-1 and include:

--      Report of Independent Registered Public Accounting Firm
--      Consolidated Balance Sheets at June 30, 2007 and 2006
-- Consolidated Statements of Operations, Cash Flows and Shareholders' Equity for the years ended June 30, 2007 and 2006
--      Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

ITEM 8A.CONTROLS AND PROCEDURES

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

ITEM 13.          EXHIBITS

         Exhibits

3.1      Certificate of Incorporation, as amended (e)
3.2      By-Laws.  (a)
4.1      Specimen common stock certificate(a)
4.2      Form of warrant to investment banking firm. (a)
4.3      Form of warrant to employees.(a)
10.1     1998 Stock Option Plan(a)
10.2     2000 Stock Option Plan (b)

10.3     2001 Stock Option Plan (c)
10.4     2002 Stock Option Plan (d)
10.5     2003 Stock Option/Stock Issuance Plan.(f)
10.6     2006 Stock Plan (h)
10.7     Form of Indemnification Agreement(a)
10.8 Employment Agreement between NetWolves Corporation and Peter C. Castle dated July 1, 2004. (g)
10.9 Office Lease Agreement between Registrant and BRST Fountain Square L.L.C. dated September 29, 2000. (e)
10.10 Office Lease Amendment between Registrant and DA Colonial L.L.C. dated August 12, 2005.(g)
10.11    Form of Securities Purchase Agreement dated as of March 1, 2006 (i)
10.12    Form of Securities Purchase Agreement dated as of May 12, 2006 (j)
21       Subsidiaries of the Registrant

                                                                                  Percentage
         Name                               State of Incorporation              owned by Company
         ----                               ----------------------              -----------------
NNS, Inc.                                       Delaware                             100%
Norstan Network Services, Inc.                  Minnesota                            100%
TSG Global Education, Inc.                      Delaware                             100%

23.1     Consent of Marcum & Kliegman LLP
31 CEO and CFO Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32 CEO and CFO Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
-------------------------------------------------------------------------
(a)      Previously filed as exhibits to Report on Form 10, as amended.
(b) Previously filed as an exhibit to Report on Form 10-K for the fiscal year ended June 30, 2000.
(c) Previously filed as an exhibit to Report on Form 10-K for the fiscal year ended June 30, 2001.
(d) Previously filed as an exhibit to Report on Form 10-K for the fiscal year ended June 30, 2002.
(e) Previously filed as an exhibit to Amendment No. 1 to Registration Statement on Form S-3/A File No. 333-100734.
(f) Previously filed as an exhibit to the Proxy Statement for the Annual Meeting of Shareholders held on June 9, 2003
(g) Previously filed as an exhibit to Report on Form 10-KSB for the fiscal year ended June 30, 2005.
(h) Previously filed as an exhibit to the Proxy Statement for the Annual Meeting of Shareholders held on April 17, 2006.
(i) Previously filed as an exhibit to the Current Report on Form 8-K filed on March 27, 2006.
(j) Previously filed as an exhibit to Report on Form 10-KSB for the fiscal year ended June 30, 2006.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our financial statements for the fiscal years ended June 30, 2007 and June 30, 2006 were audited by Marcum & Kliegman LLP.

Audit Fees

Audit Fees includes fees for professional services provided in connection with the audits of our financial statements, consents, and audit services provided in connection with other statutory or regulatory filings. All such services were pre-approved by the Audit Committee

For fiscal 2007 and 2006, Marcum & Kliegman LLP's audit fees were approximately $239,477 and $145,000, respectively.

Audit Related Fees

Marcum & Kliegman LLP did not render any audit related services in fiscal 2007 and 2006.

All Other Fees

Marcum & Kliegman LLP did not render any other services during fiscal 2007 and 2006.

Tax Fees

Marcum & Kliegman LLP did not render any tax services in fiscal 2007 and 2006.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the

                                    NetWolves Corporation

                                    By: /s/ Scott Foote
                                        -------------------------
                                        Scott Foote
                                        Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on by the following persons in the capacities indicated:

/s/ Scott Foote
---------------------------    Chief Executive Officer, President and Director
Scott Foote

Peter C. Castle
-------------------------      Chief Financial Officer, Vice President-Finance,
                               Director, Treasurer and Secretary

/s/ Fassil Gabremariam
-------------------------      Director
Fassil Gabremariam

------------------------       Director
Gerald A. Gagliardi

/s/ Michael R. Rocque
------------------------        Director
Michael R. Rocque

                                    CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM .........................................         F-1

CONSOLIDATED BALANCE SHEETS
    June 30, 2007 and 2006.......................................................................    F-2 - F-3

CONSOLIDATED STATEMENTS OF OPERATIONS
    For the years ended June 30, 2007 and 2006...................................................     F4 - F-5

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
    For the years ended June 30, 2007 and 2006...................................................       F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the years ended June 30, 2007 and 2006...................................................    F-8 - F-9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ......................................................   F-10 - F-29

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Audit  Committee of the Board of Directors and  Shareholders of NetWolves
Corporation:


We have audited the accompanying consolidated balance sheets of NetWolves Corporation (a New York corporation) and subsidiaries (debtor-in-possession) as of June 30, 2007 and 2006, and the related consolidated statements of operations, shareholders' (deficit) equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NetWolves Corporation and subsidiaries at June 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles (United States).

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, on May 21, 2007, the Company filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in order to reorganize and work out its debt arrangements. In addition, as shown in the consolidated financial statements, the Company incurred a net loss of $4,035,105 during the year ended June 30, 2007, and, as of that date, had a working capital deficiency of $4,987,795 and shareholders' deficiency of $516,863. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   /s/ Marcum & Kliegman LLP
                                       Marcum & Kliegman LLP
                                       Melville, New York
                                       September 27, 2007

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

                           CONSOLIDATED BALANCE SHEETS

                                                                                               June 30,
                                                                                ---------------------------------------
                                                                                        2007                2006
                                                                                ------------------  -------------------
ASSETS
Current assets
    Cash and cash equivalents                                                         $  1,027,465         $  2,016,156
    Accounts receivable, net of allowance for doubtful accounts of                       1,745,159            2,825,679
      $0 and $1,146,044 at June 30, 2007 and 2006,respectively
    Inventories, net                                                                        74,279              302,562
    Prepaid expenses                                                                       494,149              320,860
                                                                                ------------------  -------------------
         Total current assets                                                            3,341,052            5,465,257

Property and equipment, net                                                                 79,557              148,620

Identifiable intangible assets, net                                                        438,550            1,192,043

Goodwill and other indefinite lived intangible assets                                    3,801,973            3,793,072

Other assets
                                                                                           150,852              125,170
                                                                                ------------------  -------------------
    Total Assets
                                                                                     $  7,811,984         $  10,724,162
                                                                                ==================  ===================

The accompanying notes are an integral part of these consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

                           CONSOLIDATED BALANCE SHEETS

                                                                                               June 30,
                                                                                ------------------------------------
                                                                                        2007               2006
                                                                                ------------------  ----------------
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
Current liabilities
    Liabilities subject to compromise-pre-petition
         Current portion of long-term debt                                         $   1,207,987      $   100,000
         Account payable and accrued expenses                                      $   4,906,309      $     -
                                                                                ------------------  ----------------

    Total Current Liabilities Subject to Compromise-Pre-Petition                   $   6,114,296      $   100,000
                                                                                ------------------  ----------------

    Liabilities not subject to compromise-post petition
         Account payable and accrued expenses
                                                                                       1,121,971        5,755,385
        Deferred revenue                                                               1,092,580          538,267
                                                                                ------------------  ----------------

    Total Current Liabilities Not Subject to Compromise-Post-Petition                  2,214,551        6,293,652
                                                                                ------------------  ----------------
     Long-term debt subject to compromise
                                                                                          -             1,118,750
                                                                                ------------------  ----------------

       Total liabilities                                                               8,328,847        7,512,402
                                                                                ------------------  ----------------

Shareholders' (deficit) equity
    Series A convertible preferred stock, $.0033 par value; $6,718,296 and
       $5,997,188 liquidation preference on June 30, 2007 and 2006, respectively; 1,000,000 authorized; 199,903 and 178,186 shares issued
       and outstanding on June 30, 2007 and 2006, respectively                     $   2,418,644      $ 2,092,885
    Series B convertible preferred stock, $.0033 par value; $6,778,360 and
       $6,480,169 liquidation preference on June 30, 2007 and 2006, respectively; 500,000 shares authorized; 201,886 and 192,921 shares
       issued and outstanding on June 30, 2007 and 2006, respectively                  2,519,689        2,501,209
    Series C convertible preferred stock, $.0033 par value; $1,862,015 and
       $1,578,771 liquidation preference on June 30, 2007 and 2006, respectively; 100,000 shares authorized; 12,962 shares issued and
       outstanding on June 30, 2007 and 2006                                             205,361          205,361
    Preferred stock, $.0033 par value; 400,000 shares authorized; no shares
       issued and outstanding                                                                               -
    Common stock, $.0033 par value; 65,000,000 shares authorized; 34,309,713 and 33,134,097 shares issued and outstanding on June 30, 2007 and
       2006, respectively                                                                113,223          109,344
    Additional paid-in capital                                                        79,528,489       79,570,125
    Accumulated deficit                                                              (85,302,269)     (81,267,164)
                                                                                ------------------  ----------------

       Total shareholders' (deficit) equity                                             (516,863)       3,211,760
                                                                                ------------------  ----------------

                                                                                    $  7,811,984     $ 10,724,162
                                                                               ==================  =================

The accompanying notes are an integral part of these consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  For the year ended June 30,
                                                            ----------------------------------------

                                                                   2007                 2006
                                                            ------------------   -------------------
Revenue
    Voice services                                               $  8,793,564        $  13,725,882
    Managed service charges                                         8,587,575            8,011,342
    Equipment and consulting                                           26,922               99,485
                                                            ------------------   -------------------
                                                                   17,408,061           21,836,709
                                                            ------------------   -------------------

Cost of revenue
    Voice services                                                  6,210,133            9,398,137
    Managed service charges                                         5,758,272            4,874,779
    Equipment and consulting
                                                                            -               28,628
                                                            ------------------   -------------------
                                                                   11,986,405           14,301,544
                                                            ------------------   -------------------

Operating expenses
    General and administrative                                      4,628,585            5,584,897
    Engineering and development                                       170,439              510,140
    Sales and marketing                                             3,529,940            4,714,248
    Depreciation and amortization                                     819,003              876,892
                                                            ------------------   -------------------
                                                                    9,147,967           11,686,177
                                                            ------------------   -------------------

Loss before other income (expense)
    and income taxes                                               (3,708,311)          (4,151,012)
                                                            ------------------   -------------------

Other income (expense)
    Other income                                                            -              448,605
     Interest income                                                    9,225               24,433
    Interest expense                                                 (196,889)
                                                                                           (47,950)
    Reorganization costs                                             (138,370)                   -
                                                            ------------------   -------------------
                                                                     (326,034)             425,088
                                                            ------------------   -------------------
Loss before income taxes                                           (4,034,345)          (3,725,924)

Provision for income taxes                                                760               35,817
                                                            ------------------   -------------------
Net loss                                                        $ (4,035,105)         $ (3,761,741)
                                                            ==================   ===================

                                       F-4

The accompanying notes are an integral part of these consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  For the year ended June 30,
                                                            ----------------------------------------

                                                                   2007                 2006
                                                            ------------------   -------------------
Basic and diluted net loss per share

Net loss                                                       $  (4,035,105)       $  (3,761,741)

    Dividends on convertible preferred stock                        (762,799)            (826,304)
                                                            ------------------   -------------------

Net loss attributable to common shareholders                   $  (4,797,904)       $  (4,588,045)
                                                            =================    ===================

Basic and diluted net loss per share                           $       (0.14)       $       (0.15)
                                                            ------------------   -------------------

Weighted average common shares
  outstanding, basic and diluted                                  34,309,713           31,144,024
                                                            =================    ===================

The accompanying notes are an integral part of these consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

            CONSOLIDATED STATEMENTS OF SHAREHOLDER'S (DEFICIT) EQUITY


                                                                      Series A              Series B             Series C
                                                                     convertible           convertible          convertible
                                               Common stock         preferred stock       preferred stock      preferred stock
                                             Shares      Amount    Shares     Amount      Shares    Amount     Shares    Amount
                                             ------      ------    ------     ------      ------    ------     ------    ------
Balance, June 30, 2005                      29,824,205  $  98,420 160,719   $1,830,979   207,219  $2,729,977   16,028  $  365,269

Conversion of convertible preferred stock    1,194,892      3,943  (4,695)     (70,535)  (42,308)   (676,928)  (4,345)   (236,648)

Conversion of debt to common stock             840,000      2,772

Dividends declared/accrued

Common stock issued for services               150,000        496

Options issued for services

Stock based compensation expense

Dividends paid on preferred stock                                  22,162      332,441    28,010     448,160    1,279      76,740

Common stock issued in connection            1,125,000      3,713
 with Securities Purchase Agreement

Legal services in connection with Securities
Purchase Agreement

Nasdaq fees

Net loss year ended June 30, 2006



                                           ------------ ----------- -------- ----------  -------  ----------   ------   ---------
Balance, June 30, 2006                      33,134,097   $109,344   178,186  $2,092,885  192,921  $2,501,209   12,962   $ 205,361
                                            ==========    =======   ======== ==========  =======  ==========   ======   =========

Conversion of convertible preferred stock      275,616        909        (3)        (45)  (13,778)  (345,456)

Dividends declared/accrued

Common stock issued for services               700,000      2,310

Dividends paid on preferred stock

Stock based compensation expense                                     21,720     325,804    22,743    363,936

Common stock issued in connection
with Securities Purchase Agreement             200,000        660

Net loss, year ended June 30, 2007

Balance, June 30, 2007                      34,309,713   $113,223   199,903  $2,418,644   201,886 $2,519,689   12,962   $ 205,361
                                            ==========    =======   ======== ==========  ======== ==========   ======   =========



The accompanying notes are an integral
part of these consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

            CONSOLIDATED STATEMENTS OF SHAREHOLDER'S (DEFICIT) EQUITY


                                               Additional                     Total
                                                paid-in    Accumulated     shareholders'
                                                capital      deficit         equity
                                              ----------   ------------  --------------
Balance, June 1, 2005                         $ 79,037,423   $(77,505,423)$6,556,645

Conversion of convertible preferred stock          980,168                         -

Conversion of debt to common stock                 207,228                   210,000

Dividends declared/accrued                        (826,304)                 (826,304)

Common stock issued for services                    49,756                    50,252

Options issued for services                         84,900                    84,900

Stock based compensation expense                    43,000                    43,000

Dividends paid on preferred stock                                            857,341

Common stock issued in connection
 with Securities Purchase Agreement                 52,538                    56,251

Legal services in connection with Securities
Purchase Agreement                                 (17,800)                  (17,800)

Nasdaq fees                                        (40,784)                  (40,784)

Net loss year ended June 30, 2006                             (3,761,741) (3,761,741)
                                             ------------   -------------  -----------
Balance, June 30, 2006                       $ 79,570,125   $(81,267,164) $3,211,760
                                             ============   =============  ===========

Conversion of convertible preferred stock         344,592                          -

Dividends declared/accrued                       (762,799)                  (762,799)

Common stock issued for services                  109,690                    112,000

Dividends paid on preferred stock                                            699,740

Stock based compensation expense                  255,667                    255,667

Common stock issued in connection
with Securities Purchase Agreement                 11,214                     11,874

Net loss, year ended June 30, 2007                            (4,035,105) (4,035,105)

Balance, June 30, 2007                       $79,528,489    $(85,302,269) $ (516,863)
                                             ============   =============  ===========
The accompanying notes are an integral
part of these consolidated financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 For the year ended June 30,
                                                                                  2007                 2006
                                                                            ----------------       --------------
Cash flows from operating activities
  Net loss                                                                  $  (4,035,105)         $ (3,761,741)
   Adjustments to reconcile net loss to net cash used
      in operating acivities
         Depreciation                                                              65,510               123,397
         Amortization                                                             753,493               753,493
         Amortization of debt discount                                              1,110                     -
         Loss on disposal of property and equipment                                 3,553                 4,949
         Non-cash charge to operations with respect to common stock,
             options and warrants issued for services                             367,667               178,152
         Bad debt expense                                                         813,577               862,955
         Other income                                                                    -             (477,705)
         Impairment Charge                                                        173,313                     -

   Changes in operating assets and liabilities
       Restricted cash                                                                  -                25,958
       Accounts receivable                                                        266,944               518,025
       Inventories                                                                 54,970               166,143
       Prepaid expenses                                                         (173,289)               (13,171)
       Other assets                                                              (25,682)                (5,926)
       Pre-petition accounts payable and accrued expenses
         subject to compromise                                                 4,833,251               (664,567)
       Post-petition accounts payable and accrued expenses                    (4,633,414)                    -
       Deferred revenue                                                          554,312               (154,663)
                                                                            ----------------       --------------
          Net cash used in operating activities
                                                                                (979,790)            (2,444,701)
                                                                            ----------------       --------------

   Cash flows from investing activities
       Payment on existing customer list                                        (100,000)              (100,000)
       Patent costs paid                                                          (8,901)                (9,385)
       Purchases of property and equipment                                             -                (31,492)
                                                                            ----------------       --------------

               Net cash used in investing activities                            (108,901)              (140,877)
                                                                            ================       ==============


The accompanying notes are an integral part of these financial statements


                     NETWOLVES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                 For the year ended June 30,
                                                                            -------------------------------------
                                                                                  2007                 2006
                                                                            ----------------       --------------
Cash flows from financing activities
    NASDAQ listing fees                                                                -                (40,784)
    Proceeds from securities purchase agreement                                  100,000              1,125,000
    Financing costs paid                                                               -                (17,800)
    Advances from shareholder                                                          -                210,000
                                                                            ----------------       --------------

          Net cash provided by (used in) financing
             activities                                                          100,000              1,276,416
                                                                            ----------------       --------------

Net decrease in cash and cash equivalents                                       (988,691)            (1,309,162)

Cash and cash equivalents, beginning of year                                   2,016,156              3,325,318
                                                                            ----------------       --------------

Cash and cash equivalents, end of year                                      $  1,027,465           $  2,016,156
                                                                            ===============        ==============




Cash paid for taxes                                                         $     68,125             $   70,376
                                                                            ===============        ==============

Cash paid for interest                                                      $    164,582             $   41,450
                                                                            ===============        ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
    FINANCING ACTIVITIES

    Dividends accrued on convertible preferred stock                        $    762,799            $   826,304
                                                                            ===============        ==============

    Dividends paid in kind on convertible preferred stock                   $    689,740            $   857,341
                                                                            ===============        ==============


    Conversion of preferred stock to common stock                           $    345,501            $   984,111
                                                                            ===============        ==============

    Purchase price adjustment-reduction of long term                        $          -            $   800,000
                                                                            ===============        ==============

    Conversion of debt to common stock                                      $          -            $   210,000
                                                                            ===============        ==============

    Common stock issued in connection to securities
               purchase agreement                                           $      5,000           $         -
                                                                            ===============        ==============

    Debt discount on notes payable                                          $       6873             $       -
                                                                            ===============        ==============

                                      F-8

The accompanying notes are an integral part of these financial statements

1.   The Company

     The consolidated financial statements include the accounts of NetWolves Corporation and its subsidiaries, NetWolves Technologies Corporation ("NWT"), Norstan Network Services, Inc., d/b/a NetWolves Network Services ("NNS") and TSG Global Education Web, Inc. ("TSG") (collectively "NetWolves" or the "Company").

     NetWolves   Corporation   ("NetWolves"   or  the  "Company")  is  a  global
     telecommunications   and  Internet  managed  services   providers  offering
     single-source network solutions that provides multi-carrier and multi-vendor implementation to over 1,000 customers worldwide. The Company's principal activity is to design, manage and deliver products and services allowing people and networks to access the Internet and telecommunications networks, efficiently and cost effectively. In addition to the prevailing networking equipment, NetWolves also offers our patented system technology to organizations with complex requirements, that our plug `n' play perimeter office security platforms and secure remote monitoring and management ("SRM2 TM") system ideally solve. Additionally, NetWolves' advanced, centralized, reporting offers the ability for corporate executives to view, via the Internet, both statistical and performance based metrics for their global network.

     We operate primarily in three distinct segments. The Voice Services segment, which operates worldwide, provides voice services including switched and dedicated outbound, switched and dedicated toll-free inbound, calling and debit cards, and conference calling. The Managed Services Charges segment, which operates worldwide, provides network and security technology and a variety of recurring managed data services. The Equipment and Consulting segment, which operates worldwide, is primarily engaged in the design, development and support of information delivery hardware products and software as well as providing consulting services on an as needs basis.


2    Bankruptcy, Management's Plans and Going Concern

     On May 21, 2007 the Company (also referred to as the "Debtor") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court. (the "Bankruptcy Court") in order to facilitate the restructuring of the Debtor's debt, trade liabilities and other obligations. Throughout the Bankruptcy proceedings, the Debtors will continue to operate their business and manage their properties as "debtors-in-possession" pursuant to the Bankruptcy Code. In general, as debtors-in-possession, the Debtor is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

     Under the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against the Debtors, including actions to collect pre-petition indebtedness or to exercise control of the property of the Debtors' estate. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities will be addressed under a plan of reorganization. The Bankruptcy Court established October 1, 2007 for both non-governmental agencies and governmental agencies as the bar date for filing proofs of claims.

     Under the Bankruptcy Code, the Debtors may assume or reject certain pre-petition executory contracts and unexpired leases, including leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions. Rejection of an unexpired lease or executory contract is treated as a pre-petition breach of the lease or contract, generally resulting in damages being treated as pre-petition unsecured claims. Counterparties to these rejected contracts or unexpired leases may file proofs of claim against the Debtors' estate for damages, if any, relating to such rejections.

     The United States Trustee for the Middle District of Florida, Tampa Division (the "Trustee") appointed an official committee of unsecured creditors (the "Creditors' Committee"). The Creditors' Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court. The Debtors are in the process of reconciling creditors' proofs of claim filed with the Bankruptcy Court that differ in amount from the Debtors' records. Certain creditors have filed claims substantially in excess of amounts reflected in the Debtors' records. Based on ongoing analyses of claims filed, the nature of such differences has been identified as being attributable to duplicate claims for the same obligation filed with several, and in certain cases all the Debtors; damages sought in legal suits; certain contingent liabilities arising from contracts and other claims filed against the Debtors; creditors claiming compensation and/or damages for completed and partially completed contracts and purchase orders; and other disputed items. In addition, claims have been filed which do not state a specific claim amount or as to which a specific claim amount is not readily determinable.

     After completion of reconciliations, any remaining differences may be resolved by negotiated agreement between the Debtors and the claimant or by the Bankruptcy Court as part of the Chapter 11 Case. Consequently, the amounts included in the consolidated balance sheet at June 30, 2007 as liabilities that are subject to compromise under reorganization proceedings may be subject to adjustment. The Debtors have made appropriate provision for all claims of creditors it believes are valid; however, at this time, the Debtors cannot make a prediction as to the aggregate amount of claims allowed or the ultimate treatment of such allowed claims.

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business, and do not reflect adjustments that might result if the Company were unable to continue as a going concern. The Company has incurred net losses for each of the last two years. As of June 30, 2007, the Company had a working capital deficiency of $4,987,795 and shareholders' deficiency of $516,863 and during the year ended June 30, 2007, also had a net loss of $4,035,105. Realization of the Company's assets, however, is dependent on the continued operations of the Company and the future success of such operations. There can be no assurances that the Company will be able to reverse its operating losses or cash flow deficiencies, or that the Company will emerge from Chapter 11 bankruptcy. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     The Financial Statements have also been prepared in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Accordingly, all pre-bankruptcy petition ("pre-petition") liabilities believed to be subject to compromise have been segregated in the Consolidated Balance Sheets (the "Balance Sheets") and classified as "liabilities subject to compromise" at the estimated amount of allowable claims under the Chapter 11 Cases. Liabilities not believed to be subject to compromise in the bankruptcy proceedings are separately classified as "current" and "non-current," as appropriate. Expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization are reported separately as "Reorganization Items." Also, interest expense is reported only to the extent that it is to be paid during the Chapter 11 Cases. Cash used for reorganization items is $28,370 for the year ended June 30, 2007.


     Historically,   the  Company  has  experienced  significant  recurring  net operating losses as well as negative cash flows from operations. The Company's main source of liquidity has been equity and debt financing, which has been used to fund continuing losses from operating activities. Based on the Company's cash position of approximately $1.0 million, and further taking into account ongoing costs related to the Chapter 11 bankruptcy proceedings, as well as the ultimate disposition of pre-petition claims of creditors pursuant to an approved plan of reorganization, the Company believes that they may not have sufficient cash to meet the Company's funding requirements through June 30, 2008. The Company's ability to raise additional capital to fund operations also may have been impaired by the Chapter 11 reorganization proceeding. The Company will continue its cost reduction efforts as well as seek additional financing to satisfy its final approved plan of reorganization. However, based upon the issues discussed herein, there can be no assurances that the Company will be able to raise additional capital on desirable terms or at all, reverse its operating loss or cash flow deficiency, or that the Company will be able to satisfy its future obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern which may require further restructuring, or a sale or liquidation of the Company and could cause significant dilution or a total loss to its shareholders. The financial statements do not include any adjustment relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

3    Significant accounting policies

     Principles of consolidation and basis of presentation

     The consolidated financial statements include the accounts of NetWolves Corporation and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated financial statements have been presented in accordance with Statement of Position ("SOP") 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code".

     Cash and cash equivalents

     The Company considers highly liquid investments in debt securities with original maturities of three months or less to be cash equivalents.

     Allowance for doubtful accounts

     The Company provides allowances for doubtful accounts for estimated losses from the inability of customers to satisfy their accounts as originally contemplated at the time of sale and charges actual losses to the allowance when incurred. The calculation for these allowances is based on detailed review of certain individual customer accounts, historical satisfaction rates and the Company's estimation of the overall economic conditions affecting the Company's customer base. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required in conjunction with the Company's May 21, 2007 Chapter 11 bankruptcy filing. All questionable accounts previously sent to agency were deemed uncollectible and written down at June 30, 2007. The Company believes all other amounts are fully collectible and require no reserve.

     Inventories

     Inventories consist of raw materials and finished goods. Inventories are valued at the lower of cost or net realizable value using the first-in, first-out method. Additionally, raw material and finished goods amounted to $160,476 and $87,116, respectively, at June 30, 2007 and $203,100 and
     $99,462, respectively, at June 30, 2006. At June 30, 2007 the Company had a reserve for slow-moving inventories of $173,313.

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

     Internally developed software

     Costs associated with the development of software products are generally capitalized once technological feasibility is established in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". Software costs are amortized using the greater of the ratio of current revenue to total projected revenue for a product or the straight-line method over its estimated useful life and amortization begins when products become available for general customer release. Costs incurred prior to establishment of technological feasibility are expensed as incurred and reflected as engineering and development costs in the accompanying consolidated statements of operations. The Company incurred approximately $170,000 and $510,000 in research and development costs for the years ended June 30, 2007 and 2006, respectively. The Company did not capitalize any internally developed software costs during the years ended June 30, 2007 and 2006. Accumulated amortization at June 30, 2007 and 2006 was approximately $2,109,000.

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

     Impairment testing for goodwill is performed in two steps: (i) the Company determines impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. The Company has performed its annual impairment evaluation required by this standard and determined that no impairment exist with respect to goodwill. Included in goodwill and other indefinite lived intangible assets is goodwill of $3,515,698, licenses of $203,000 and patents of $83,275 ($74,374 at June
     30, 2006). Identifiable intangible assets consist of software, customer list and non-compete agreements and are being amortized over their estimated lives ranging from 2 to 5 years, using the straight line method. Amortization of $753,493 is included in the depreciation and amortization expenses in the accompanying consolidated statements of operations for the years ended June 30, 2007 and 2006.

     Product warranties

     The Company offers warranties on the sales of certain of its products and records an accrual for estimated future claims. Such accruals are based upon historical experience and management's estimate of the level of future claims.

     Revenue recognition

     The Company records revenue in accordance with Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2"), issued by the American
     Institute of Certified Public Accountants (as modified by Statement of Position 98-9) and SEC Staff Accounting Bulletin 104 "Revenue Recognition" ("SAB 104") regarding revenue recognition in financial statements. SOP 97-2 provides additional guidance with respect to multiple element arrangements; returns, exchanges, and platform transfer rights; resellers; services; funded software development arrangements and contract accounting.

     Revenues generated from the resale of voice services are recognized as services are provided and are included within Voice Services revenue in the accompanying consolidated statements of operations.

     Revenues generated from the sale of recurring services within the Managed Service Charges ("MSC") segment are recognized as services are provided.

     Revenue from the sale of hardware, where the Company's software is not essential, is recognized within Equipment and Consulting revenue at the time of delivery of hardware products to the customer, when the fee is fixed and determinable, collectibility is probable and a contract signed by both parties has been obtained. Maintenance or monitoring revenue that is bundled with an initial license fee is deferred and recognized ratably within MSC revenue over the maintenance or monitoring period in the accompanying consolidated statements of operations. Amounts deferred for maintenance or monitoring are based on the fair value of equivalent maintenance or monitoring services sold separately. The Company has established vendor specific objective evidence ("VSOE") on all undelivered elements of its software arrangements, which consists of maintenance, monitoring and, at times, training and consulting. The Company recognizes revenue under the residual method. The Company's consulting projects are short-term in nature and are recorded as revenue in Equipment and
     Consulting revenues in the accompanying consolidated statements of operations when services are provided.

     Revenue for shipping and handling are included within Equipment and Consulting revenue and the related costs are included in cost of revenue in the accompanying consolidated statements of operations.

     Stock-based compensation

     Effective July 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised
     2004), "Share-based Payments", ("SFAS(R)") using the modified-prospective-transition method. As a result, our net loss before taxes for the year ended June 30, 2007 was $230,528 ($0.01 per share), greater than if we had continued to account for share-based compensation under the Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees ("APB 25"). As of June 30, 2007 there was 60,000 of total unrecognized compensation related to stock options granted which is expected to be recognized over an approximate 1.50 years. The stock based compensation expense is included in general and administrative expense in the accompanying condensed consolidated statement of operations.

     Prior to July 1, 2006, our stock-based employee compensation plans were accounted for under the recognition and measurement provisions of APB 25, and related Interpretations, as permitted by FASB Statement No. 123. We did not recognize stock-based compensation cost in its statement of operations for periods prior to July 1, 2006 as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. However, compensation expense was recognized for certain options granted to non-employees of the Company based upon fair value.

     As was permitted under SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, the Company elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB 25, and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB 25. No stock-based employee compensation cost is reflected in operations, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

                                                               For the year ended
                                                               ------------------
                                                                    June 30,
                                                                    --------
                                                                      2006
                                                                      ----
Net loss attributable to common shareholders,
  as reported                                                     $  (3,761,741)
Deduct:  Total stock-based employee
  compensation expense determined under fair
  value based method for all awards, net of
  related tax effects
Pro forma net loss                                                 $   (608,237)
                                                                   -------------
Basic and diluted net loss per share                               $ (4,369,978)
                                                                  ==============
         As reported                                               $      (0.15)
         Pro forma                                                 $      (0.14)

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

     Basic and diluted net loss per share

     The Company displays loss per share in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires dual presentation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. The diluted loss per share does not include the impact of potential shares to be issued upon exercise of convertible preferred stock, options and warrants aggregating approximately 21.0 million and 19.6 million common shares at June 30, 2007 and 2006 respectively, because the Company had a net loss attributable to common shareholders and, therefore, the effect would be anti-dilutive.

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

     The Company's cash investments are held at primarily one financial institution in excess of the maximum amount insured by the FDIC as of June 30, 2007 and 2006.

     Reclassifications

     Certain reclassifications have been made to the 2006 consolidated financial
     statements  in  order  to  have  them  conform  to  the  current   period's
     classifications.

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

     In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48 on its future results of operations and financial condition.

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

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of assessing materiality. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect the adoption of SAB No. 108 to have a material impact on its consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization shall report unrealized gains and losses in its statement of activities or similar statement. This statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial statements.

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

4    Property and equipment, net

     Property and equipment consist of the following:

                                                                          June 30,
                                                               -------------------------------
                                                                    2007            2006
                                                               --------------    -------------
     Machinery and equipment                                     $734,594          $787,201
     Furniture and fixtures                                       234,765           234,764
     Leasehold improvements                                       141,909           141,909
                                                               --------------    -------------
                                                                1,111,268         1,163,874
     Less: accumulated depreciation and amortization           (1,031,711)       (1,015,254)
                                                               --------------    -------------
     Property and equipment, net                               $   79,557        $  148,620
                                                               ==============    =============

     Depreciation expense on property and equipment was $65,510 and $123,397 for fiscal years 2007 and 2006, respectively.

5    Identifiable Intangible Assets

     Identifiable intangible assets consist of the following:

                                                            June 30,
                                             ------------------------------------
                                                    2007               2006
                                             ----------------   -----------------
Software                                          $ 1,462,029        $ 1,462,029
Customer List                                       2,947,755          2,947,755
Non-Compete                                           200,000            200,000
                                             ----------------   -----------------

     Total                                          4,609,784          4,609,784

                 Less: Accumulated
                  Amortization                      4,171,234          3,417,741
                                             ----------------   -----------------
Identifiable Intangible Assets, net                $  438,550        $ 1,192,043
                                             ================   =================

     Amortization expense for the years ended June 30, 2007 and 2006 amount to $753,493 and $753,493, respectively.

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

     In April 2005, the Company acquired a customer list and entered into a non-compete agreement for $200,000 and $200,000 respectively. The customer list has an estimated useful of 5 years and the non-compete will be amortized over 27 months. The Company made cash payments of $150,000 with three additional annual payments commencing July 31, 2005 in the amounts of $100,000, $100,000 and $50,000 (see Note 6).

     Future amortization expense for the above intangible assets are as follows:

                       For the year ended
                       ------------------
                              June 30,                    Amount
                              --------                    ------
                                2008                      185,184
                                2009                      181,700
                                2010                       71,666
                            Thereafter                          -
                                                    -------------
                              Total                 $     438,550
                                                    =============

6    Accounts payable and accrued expenses

     Accounts payable and accrued expenses consist of the following:

                                                                               Pre-Petition
                                                                                 June 30,
                                                                  -------------------------------------
                                                                       2007                    2006
                                                                  -----------------        ------------
     Pre-petition trade accounts payable and other accrued
        operating expenses subject to compromise                      $  4,027,516         $         -
     Sales and excise tax payable                                           54,754                   -
     Dividends payable                                                     563,874                   -
     Compensated absences                                                   65,856                   -
     Other liabilities                                                     194,309                   -
     Bonuses and commissions payable                                             -                   -
     Accrued taxes
                                                                                 -                   -
                                                                                 -                   -
                                                                  -----------------        ------------
                                                                      $  4,906,309         $         -
                                                                ==================         ============

                                                                             Post-Petition
                                                                                June 30,
                                                                  -------------------------------------
                                                                       2007                   2006
                                                                  -----------------        ------------
     Post-petition trade accounts payable and other accrued
     operating expenses not subject to compromise                      $   756,977            $3,271,042
     Sales and excise tax payable                                           13,226               132,409
     Dividends payable                                                           -               490,819
     Compensated absences                                                   33,059               356,361
     Other liabilities                                                     270,474               372,826
     Bonuses and commissions payable                                        48,074                16,974
     Accrued taxes                                                             161                   159
                                                                  -----------------        -------------
                                                                      $  1,121,971            $5,755,385
                                                                  =================        -------------

7    Long Term Debt

     Long Term debt at June 30, 2007 consists of the following:

                                                                     June 30                June 30,
                                                                       2007                   2006
                                                                  ----------------       --------------
     Note payable - 13 month note, 18% annual interest rate,
     paid monthly. In addition, the Company is required to
     maintain certain covenants. This note was due March 2007
     but has been extended to January 1,  2008. Collateralized
     by substantially all assets of the Company.                   $     403,750        $    403,750
     Note payable - 18 month note, 18% annual interest rate
     paid monthly. In addition, the Company is required to
     maintain certain covenants. This note was due November
     2007, with the exception of $95,000, has been extended to
     January 1, 2008. Collateralized by substantially all
     assets of the Company.                                              665,000             665,000
     Note payable - 1 remaining contingent payment in the
     amount of $50,000 due July 31, 2007. Payments contingent
     on achieving targeted revenues
     (See Note 7).                                                        50,000             150,000
     Note Payable - 18-month note net of debt discount of
     $5,763, 10% annual interest rate paid monthly. In
     addition, the Company is required to maintain certain                                          -
     covenants. Collateralized by substantially all assets of
     the Company.                                                         89,237
                                                                  ----------------       --------------
     Total Long-Term Debt                                              1,207,987           1,218,750

     Less: Current Maturities                                         (1,207,987)           (100,000)
                                                                  ----------------       --------------
     Long-Term Debt, Less Current Maturities                          $        -       $   1,118,750
                                                                  ================       ==============

     NetWolves' voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code has resulted in a default under the covenants of the above-discussed notes. As a result, the full-face amount of the notes, plus accrued interest, in the amount of $1,243,918 was due at June 30, 2007. Notwithstanding the aforementioned, the default has been stayed by the Chapter 11 bankruptcy proceeding pending the approval of a plan of reorganization.

8    Shareholders' equity

     Common stock issuances and option issuances

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

     o During January 2006, the Company entered into an agreement with a consultant. In return for services, the Company issued 75,000 shares with a value of $20,251of the Company's common stock.

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

     o During June 2006, the Company entered into an agreement with a consultant. In return for services, the Company granted options to purchase 950,000 shares which vest immediately and have a value of $66,500.

     o During June 2006, the Company entered into an agreement with a consultant. In return for services, the Company granted options to purchase 200,000 shares which vest immediately and have a value of $16,000.

     o During June 2006, the Company entered into an agreement with a consultant. In return for services, the Company granted options to purchase 40,000 shares which vest immediately and have a value of $2,400.

     o During the year ended June 30, 2006, investors had converted 4,695 shares of Series A Convertible Preferred Stock ("Series A Preferred Stock"), 42,308 shares of Series B Convertible Preferred Stock ("Series B Preferred Stock") and 4,345 shares of Series C Convertible Preferred Stock ("Series C Preferred Stock") resulting in issuances of 1,194,892 shares of common stock.

For the year ended June 30, 2007, the Company issued 700,000 shares of its commons stock as follows:

     o During December 2006, at a meeting of the compensation committee, the Company authorized the issuance of 2,307,500 options with a fair value of $290,325 and 700,000 shares of common stock with a fair value of $112,000 under its existing stock option/stock issuance plans. This represents an aggregate of 1,825,000 options with a fair value of $237,250 issued to its executives and directors and 482,500 options with a fair value of $53,075 issued to its employees and consultants. The options have an exercise price of $.16 and a vesting period that ranges from immediately to twenty-four months. The closing price of the Company's common stock on December 12, the last trading day before authorization of the issuance was $0.16.

     o During the year ended June 30, 2007, investors had converted 3 shares of Series A Preferred Stock and 13,778 shares of Series B Preferred Stock resulting in issuances of 275,616 shares of common stock.


     As of June 30, 2007, approximately 8,563,621 shares of the Company's common stock are issuable upon conversion of preferred stock.

     During the year ended June 30, 2007, investors had converted 3 shares of Series A Preferred Stock, and 13,778 shares of Series B Preferred Stock. There were no conversions of Series C Preferred Stock resulting in issuances of 275,616 shares of common stock.

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

     Cumulative dividends on the Series A Preferred Stock accrue at a rate of 12% per annum and will be payable annually at the Company's option in cash or Series A Preferred Stock. Cumulative preferred dividends accrued on the Series A Preferred Stock were $360,602 and $325,804 at June 30, 2007 and 2006, respectively. Each share of the Series A Preferred Stock was originally convertible at the holders' option into 10 shares of common stock. Pursuant to the anti-dilution provision of the Series A Preferred Stock, each share of Series A Preferred Stock is now convertible into 18.75 shares of common stock. Each share of Series A Preferred Stock will have ten votes and will vote as a single class with holders of the Company's common stock.

     In July 2006 and 2005 stock dividends totaling 21,720 and 22,162 shares, respectively were paid in Series A Preferred Stock to Series A Preferred Stock investors representing accrued dividends through June 30, 2006 and 2005, respectively.

     Series B Convertible Preferred Stock
     ------------------------------------

     On October 30, 2002, the Company amended its Certificate of Incorporation, as authorized by its Board of Directors, by designating 500,000 shares of its 2,000,000 shares of preferred stock as Series B Convertible Preferred Stock, par value $.0033 per share.

     The Company issued 290,963 shares of its Series B Preferred Stock for total cash consideration of $4,655,300 during fiscal 2003. The shares were issued in connection with a private offering of the Company's securities pursuant to which shareholders also received warrants to purchase shares of the Company's common stock. Five warrants were issued for each share of Series B Preferred Stock. The warrants, which were valued at $701,430, have an exercise price equal to $1.25 per share and are exercisable for five years from the issuance date.

     Cumulative dividends on the Series B Preferred Stock accrue at a rate of 12% per annum and will be payable annually at the Company's option in cash or Series B Preferred Stock. Cumulative preferred dividends accrued on the Series B Preferred Stock were $159,004 and $153,349 at June 30, 2007 and 2006, respectively. Each share of the Series B Preferred Stock is convertible at the holders' option into 20 shares of common stock. Each share of Series B Preferred Stock will have ten votes and will vote as a single class with holders of the Company's common stock.

     On February 1, 2007 and 2006 stock dividends totaling 22,746 and 28,010 shares, respectively were paid in Series B Preferred Stock to Series B Preferred Stock investors representing accrued dividends through January 31, 2007 and 2006, respectively.

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

     Cumulative dividends on the Series C Preferred Stock accrue at a rate of 9% per annum and will be payable annually at the Company's option in cash or Series C Preferred Stock. Cumulative preferred dividends accrued on the Series C Preferred Stock were $13,007 and $11,666 at June 30, 2007 and 2006, respectively. Each share of the Series C Preferred Stock is convertible at the holders' option into 60 shares of common stock. Each share of Series C Preferred Stock will have fifteen votes and will vote as a single class with holders of the Company's common stock.

     On May 1, 2006 stock dividends totaling 1,279 shares were paid in Series C Preferred Stock to Series C Preferred Stock investors represent accrued dividends through August 30, 2006.

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

                                                                  Approximate
                                                 Maximum         net cumulative
                                                allowable      issuances Maximum
        Plans             Date adopted          issuances         June 30, 2007        term in years
-------------------   -------------------   -----------------  -----------------       -------------
     1998 Plan             June 1998                  282,500             102,500            10
     2000 Plan             July 2000                1,500,000             739,500            10
     2001 Plan           February 2001              1,750,000           2,157,500            10
     2002 Plan             June 2002                3,000,000           1,415,650            10
     2003 Plan             June 2003                2,400,000           2,154,050            10
     2006 Plan             April 2006               1,000,000             315,500            10
                                            -----------------  ------------------
                                                    9,932,500           6,884,700
                                            =================  ======== =========

     A summary of the Company's stock options is presented below:

                                                             Weighted-Average      Aggregate Intrinsic
                                            Stock Options   Exercise Price                 Value
                                        ------------------------------------------------------------------
   Outstanding, June 30, 2006                    5,104,200          $    0.75                           -
   Granted                                       2,607,500          $    0.16                           -
   Exercised                                             -          $       -                           -
   Cancelled/forfeited                                              $    1.26                           -
                                        ------------------
                                                 (827,000)
   Outstanding, June 30, 2007                    6,884,700          $    0.46                 $         -
                                        ==================                                    ===========
   Exercisable, June 30, 2007                    6,371,036          $    0.49                 $         -
                                        ==================                                    ===========

     The following table summarizes information about stock options outstanding at June 30, 2007:

                                                Options                                    Options
                                             outstanding at                            exercisable at
                                             June 30, 2007                              June 30, 2007
                                             -------------                              -------------
                                                  Weighted
                                                   average       Weighted                          Weighted
                                                  remaining      average                           average
      Range of             Number of             contractual     exercise       Number of          exercise
   exercise prices          shares                  life          price          Shares             price
   ---------------          ------                  ----          -----          ------             -----
$      0.00-$  0.50            5,213,000           4.15          0.16        4,699,336                0.17
$      0.51-$  1.00            1,010,700           2.86          0.99        1,010,700                1.00
$      1.01-$  1.50              552,000           0.77          1.19          552,000                1.19
$      1.51-$  2.00                6,500           1.31          1.88            6,500                1.88
$      2.01-$12.00               102,500           1.60          6.90          102,500                6.90
                                 -------                                     ---------
                               6,884,700                                     6,371,036
                               =========                                     =========

     There was no aggregate intrinsic value for stock options outstanding or exercisable at June 30, 2007.

     The following table summarizes unvested stock option information as of June 30, 2007:

                                                                                 Weighted
                                                                                  Average
                                                                               Grant Date Fair
                                                                Shares             Value
                                                             -------------     ---------------

Non-vested stock options, July 1, 2006                                 -                 -

   Granted                                                     2,607,500         $    0.12
    Vested                                                   (2,093,836)              0.12

    Forfeited                                                       -                    -
                                                             -------------     ---------------
Non vested stock options, June 30, 2007                          513,664         $    0.12
                                                             =============     ===============

     The weighted average fair value of options granted during the year ended June 30, 2007 is $0.12.

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

                                                   For the year ended June 30,
                                                   --------------------------
                                                      2007                2006
                                                 ----------------   --------------
Revenue
     Voice Services                                $  8,793,564       $ 13,725,882
     Managed Service Charges                          8,587,575          8,011,342
     Equipment and Consulting                            26,922             99,485
                                                 ----------------   --------------

         Total                                     $ 17,408,061       $ 21,836,709
                                                 ================   ==============

Cost of revenue
Voice Services                                     $  6,210,133       $  9,398,137
Managed Service Charges                               5,758,272          4,874,779
Equipment and Consulting
                                                              -             28,628
                                                 ----------------   --------------

       Total                                       $ 11,968,405       $ 14,301,544
                                                 ================   ==============

Operating loss
     Voice Services                               $  (2,038,306)      $ (2,615,138)
     Managed Service Charges                         (1,996,799)        (1,535,874)

     Equipment and Consulting                                -                  -
                                                 ----------------   --------------
         Total                                    $ (4,035,105)      $ (4,151,012)
                                                 ================   ==============

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

10   Income taxes

     The provision for income taxes consists of the following:

                                                  For the year ended June 30,
                                                  ----------------------------
                                                       2007           2006
                                                 ---------------   -----------

     Current - Federal and States                   $    760       $ 35,817
     Deferred - Federal and States                         -              -
                                                 ---------------   -----------
     Provision for income taxes                     $    760       $ 35,817
                                                  ==============   ===========

     The following table summarizes the significant differences between the Federal statutory tax rate and the Company's effective tax rate for financial reporting purposes:

                                                   For the year ended June 30,
                                                   ---------------------------
                                                       2007             2006
                                                   -------------    ----------
     Federal statutory tax rate                       (34%)             (34%)
     State and local taxes net of Federal
       Tax effect                                     (6.7)             (2.3)
     Permanent differences                             0.7               0.6
     Valuation allowance on deferred tax
       Asset                                          40.0              36.7
                                                   -------------    ----------

     Effective tax rate                                  _               1.0%
                                                   =============    ==========

     The tax effects of temporary differences and carryforwards that give rise to deferred tax assets or liabilities are summarized as follows:

                                                                                June 30,
                                                                ----------------------------------------

                                                                       2007                 2006
                                                                -----------------         --------------
Non deductible reserves and other                                      $  531,015          $   852,237
Intangible assets
                                                                         (166,637)            (464,736)
Net operating loss carryforward                                        21,595,603           19,817,847
Valuation allowance on net deferred tax asset                         (21,959,981)         (20,205,348)
                                                                -----------------         --------------
Deferred tax asset, net                                                 $       -            $       -
                                                                =================         ==============

     Due to the history of net operating losses for income tax purposes, the Company has provided for full valuation allowances on the net deferred tax asset due to it being more likely than not that the deferred tax asset will not be utilized.

     At June 30, 2007, the Company has net tax operating loss carryforwards of approximately $54 million. A portion or all of these losses may be subject to Section 382 of the Internal Revenue Code and therefore not available to offset future income tax liabilities. The carryforward losses expire through 2027 and have not been recognized in the accompanying consolidated financial statements as a result of a valuation allowance against the deferred tax asset.

11   Related party transactions

     During  the  years  ended  June  30,  2007  and  2006,   the  Company  paid
     approximately $245,000 and $140,000, respectively, for legal services to law firms in which an employee/shareholder is affiliated.

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


12   Significant agreements

     For the years ended June 30, 2007 and June 30, 2006, approximately 0% and 11% of sales were made to Swift Transportation, respectively.

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

                                                       Monthly
         Months                                      Commitment
         ---------                                   ----------
         53 - 64 (November 2007)                       650,000
         65 - 76 (November 2008)                       750,000

     The Company made purchases from Sprint that aggregated approximately 31% and 42% of the total cost of revenue for the years ended June 30, 2007 and 2006, respectively. The Company currently has a commitment to purchase a minimum of $650,000 of telecommunication services monthly from Sprint.

     In addition, the Company made purchases from MCI that aggregated approximately 23% and 28% and Qwest that aggregated approximately 13% and 8% of the total cost of revenue for the years ended June 30, 2007 and 2006, respectively.


13   Commitments and contingencies

     Leases

     The Company has entered into several leases for office space and office equipment. At June 30, 2007, the approximate future minimum annual lease payments, are summarized as follows:

                  Fiscal year ending June 30,

                       2008                          411,225
                       2009                          425,121
                       2010                          426,246
                       2011                          233,918
                                                 -----------
                                                 $ 1,496,510
                                                 ===========

     Total rent expense for the years ended June 30, 2007 and 2006 was $407,700 and $423,252, respectively.

     Employment agreements

     The Company has an employment agreement with one member of its executive management team. The employment agreement provides for certain payments following death or disability, for certain fringe benefits such as reimbursement for reasonable expenses and participation in medical plans, and for accelerated payments in the event of change of control of the Company. The specific terms are as follows:


          o The agreement with the Chief Financial Officer is for a term of three years, subject to two additional one-year extensions, at an annual salary of $150,000. On July 1, 2004, a new agreement was entered into for a term of five years, terminating on July 1, 2009 and subject to additional one-year extensions, at an annual salary of $175,000.

          o As part of the plan to reduce certain expenses of the Company the Chief Financial Officer voluntarily accepted a pay reduction of 50% of his current pay. This amount is net of an existing 15% deferment and commenced February 1, 2007. This reduction was reinstated to its original amount by the consent of the Company's Board of Directors as of June 30, 2007.

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

               The actions against NetWolves were stayed pursuant to the Bankruptcy Code's automatic stay provisions on May 21, 2007 when NetWolves filed for reorganization under Chapter 11 of the Bankruptcy Code. The Company believes it has strong defenses to these lawsuits and intends to contest them vigorously. However, because these lawsuits are at an early stage, the Company is unable to provide an evaluation of the ultimate outcome of the litigation.

          b) At a meeting of the Board of Directors held on December 4, 2006, the Company accepted the resignation of Walter M. Groteke as Chairman, Chief Executive Officer and a director of the Company, effective immediately. At the same time, Michael R. Rocque, a director of the Company, was appointed as its Acting Chief Executive Officer.

               The action was the result of a series of events commencing with a resolution approved by the Board of Directors on October 27, 2006 to separate the positions of Chairman and Chief Executive Officer, both positions being held by Walter M. Groteke, subject to finding a suitable candidate, if any, for the position of Chief Executive Officer. As previously reported, a committee was appointed to search for candidates for the position of Chief Executive Officer. At the same time Scott Foote, formerly Vice President was appointed as the Company's Acting President to be involved in day-to-day operations.

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

          c) On May 21, 2007, NetWolves filed for protection under Title 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division.

          d) The actions against NetWolves were stayed pursuant to the Bankruptcy Code's automatic stay provisions on May 21, 2007 when NetWolves filed for reorganization under Chapter 11 of the Bankruptcy Code. The Company believes it has strong defenses to these lawsuits and intends to contest them vigorously. However, because these lawsuits are premature, are unable to provide an evaluation of the final outcome of the litigation. . On August 17, 2007 the above referenced actions were removed to the federal court advisory proceedings subject to the bankruptcy codes.


               Benefit plans

               The Company has established a 401(k) defined contribution plan. Employees 21 years or older with at least six months of service are eligible to participate in the plan. Participants may elect to contribute, on a tax-deferred basis, up to 15% of their compensation, not to exceed the maximum amount allowed by law. The Company did not make any contributions to the plan for the years ended June 30, 2007 and 2006.