Form 10KSB/A
period 2007-06-30
NETWOLVES CORP
filed 2007-10-29
CIK 1084103

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

                           Commission File No. 0-25831

                             NetWolves Corporation
            ---------------------------------------------------------
           (Name of Small Business Issuer as specified in its charter)

          New York                                       11-2208052
-------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization

4710 Independence Parkway, Tampa, Florida                33634-7527
-----------------------------------------                ----------
(Address of Principal Executive Offices)                 (Zip Code)

Issuer's telephone number, including area code:        (813) 286-8644
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

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act). Yes ___No X

The issuer's revenues for its most recent fiscal year were $17,408,061.

The aggregate market value of the voting equity held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on October 19, 2007 as reported on the Over-the-Counter Bulletin Board (OTCBB) was approximately $0.06. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliates status is not necessarily a conclusive determination for other purposes.

As of October 19, 2007, the Registrant had outstanding 34,109,713 shares of Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

None


                                EXPLANATORY NOTE

     NetWolves Corporation (the "Company," "we," "us," or "our") is filing this Amendment No. 1 on Form 10-KSB/A to our Report on Form 10-KSB for the fiscal year ended June 30, 2007 (the "Report") for the purpose of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). We will not file our proxy statement within 120 days of our fiscal year ended June 30, 2007, and are, therefore, amending and restating in their entirety Items 9, 10, 11, 12 and 14 of Part III of the Report.

     Except as described above, no other amendments are being made to this Report. This Form 10-KSB/A does not reflect events occurring after the September 28, 2007 filing of our Report or modify or update the disclosure contained in the Report in any way other than as required to reflect the amendments discussed above and reflected below.

     This amendment should be read in conjunction with our Annual Report for the year ended June 30, 2007 filed on Form 10-KSB on September 28, 2007.

                                    PART III

ITEM 9  -  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors of the Registrant

As of October 20, 2007, the directors and executive officers of the Company and their ages are as follows:

    Name                     Age                 Position
    -----                    ---                 --------
Scott E. Foote               45     Chief Executive Officer and President
Peter C. Castle              38     Chief Financial Officer, Vice President-
                                    Finance, Director, Treasurer and Secretary
Fassil Gabremariam (1)(2)    61     Member of the Board of Directors
Gerald Gagliardi (3)         59     Member of the Board of Directors
Michael R. Rocque (2)(3)     47     Member of the Board of Directors

(1)      Member of the Audit Committee
(2)      Member of Compensation Committee
(3)      Member of the Corporate Governance Committee

The following is a brief account of the business experience for at least the past five years of our directors:

Scott Foote (45) has been our Chief Executive Officer since May 2007, President since October 2006, Vice President since June 2003 and President of NetWolves Network Services since the Company's acquisition in July 2002. Mr. Foote has been a director of the Company since October 2006. Prior to NetWolves, Mr. Foote held a number of positions at Norstan Network Services, Inc. (NNSI), including Business Segment Director, Director of Operations, Director of Product Development and National Account Manager. Prior to NNSI, Mr. Foote was the Chief Operating Officer and Vice President of Membership Development for Telecommunications Cooperative Network (TCN), where he managed the day to day operations including sales, marketing, finance and information technology

Peter C. Castle (38) has been our Chief Financial Officer since 2001, Vice President - Finance since January 2000, Controller from August 1998 until December 1999 and Treasurer and Secretary since August 1999. In addition, Mr. Castle was appointed a director of the Company in October 2006. From 1996 through July 1998 Mr. Castle was the Southeast Regional Finance Manager for Magellan Health Service, Inc. a $1.6 billion managed behavioral care company based in Georgia. Prior to that Mr. Castle was the Controller for Physician's Care Network of NY, Inc.

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

Gerald A. Gagliardi (59), has been a director of the Company since April 2006 and is a member of our Compensation and Corporate Governance Committees. Mr. Gagliardi was Senior Vice President, Worldwide Customer Services of NCR Corporation from February 2001 until his retirement in March 2006. In this capacity, he was responsible for worldwide customer services, a unit with operations in 130 countries, employing over 13,000 permanent and part time employees. Worldwide Customer Services generates over $2.0 billion in hardware and software maintenance, outsourcing and professional services. From July 2000 until February 2001, Mr. Gagliardi served as a consultant for E.M. Warburg Pincus & Co., LLC, evaluating investments and providing managerial assistance within the Warburg Pincus portfolios. Mr. Gagliardi has had extensive experience in the IT Industry, with 28 years of service at Unisys (Burroughs Corporation) where he served as Executive Vice President and President of Global Customer Service. He also served as CEO and President of Inacom Corporation. Mr.
Gagliardi has received various awards during his career, including the Chairman's "Pinnacle of Excellence" award while at Unisys, which had been awarded to only thirteen persons in that company's 100 year history.

Michael R. Rocque (47), has been a director since April 2006 and is a member of our Compensation and Corporate Governance Committees. Mr. Rocque has been the President of Leading Strategies, Inc. since July 2000, a company which he founded. Leading Strategies, Inc. is a firm focused on providing interim executive management to diverse business organizations for the effective management of rapid growth, crisis situations and dynamic change. Since its inception, Leading Strategies has been involved in several successful engagements including deployment to Iraq as part of a consortium of infrastructure development partners working for the U.S. Government to organize and execute the installation of medical equipment into 150 primary healthcare clinics across Iraq. Leading Strategies, Inc. is also currently engaged with Adirondack Technology Partners for the purpose of commercializing university derived and incubating technology through the formation of new companies to create employment and improve economic development in New York State. For approximately 20 years prior thereto until his retirement in 2000, Mr. Rocque distinguished himself as an officer in the U.S. Army. Mr. Rocque served in the Delta Force, the highest priority combat unit in the U.S. Army, for in excess of 15 years and prior thereto served in the Green Berets. From September 1997 to July 1999, as a Lieutenant Colonel, he was commander of a special operations squadron in Delta Force, responsible for training, equipping, deploying and leading the squadron anywhere in the world immediately upon notification from the President of the United States and the Secretary of Defense. From July 1999 until his retirement in August 2000, he was Chief, Readiness Evaluation Program for the Commanding General of the U.S. Army Special Forces Command. His overall responsibility was to direct, devise and coordinate a comprehensive evaluation program for the five active duty Special Forces Groups in the U.S. Army.


Committees of the Board of Directors


Audit Committee and Audit Committee Financial Expert

The Board has a standing Audit Committee. The Board has affirmatively determined that each director who serves on the Audit Committee is independent, as the term is defined by applicable Securities and Exchange Commission ("SEC") rules. The Audit Committee currently consists of Fassil Gabremariam. Mr. Gabremariam has substantial experience in assessing the performance of companies, gained as a member of the Company's Board of Directors and Audit Committee as well as by serving in various capacities in other companies or governmental agencies. As a result, Mr. Gabremariam has an understanding of financial statements, however, he has not kept current on all aspects of generally accepted accounting principles. Accordingly, the Board of directors does not consider him to be a financial expert as that term is defined in applicable regulations. Nevertheless, the board of directors believes that he competently performs the functions required of him as a member of the audit committee and, given his background, it would not be in the best interest of the Company to replace him with another person to qualify a member of the Audit Committee as a financial expert. The Company is seeking to add at least one additional member to this committee with financial expertise.

The Audit Committee regularly meets with our independent registered public accounting firm outside the presence of management.

Compensation Committee

Our Compensation Committee annually establishes, subject to the approval of the Board of Directors and any applicable employment agreements, the salaries, which will be paid to our executive officers during the coming year, and administers our stock-based benefit plans. The Compensation Committee currently consists of Fassil Gabremariam and Michael Rocque. Each member of the Compensation Committee is a director who is not employed by us or any of our affiliates, and is an independent director under applicable SEC rules.

Corporate Governance Committee

The Board of Directors has established a Corporate Governance Committee, which is currently comprised of Fassil Gabremariam and Gerald Gagliardi. The Corporate Governance Committee monitors developments in corporate governance principles and other corporate governance matters and makes recommendations to the Board of Directors regarding the adoption of additional corporate governance principles.

Compliance with Section 16(a) of The Securities Exchange Act of 1934 - Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and persons who beneficially own more than 10% of our common stock (collectively, "Reporting Persons") to file initial reports of ownership and reports of changes in ownership of our common stock with the Securities and Exchange Commission. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on our review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, we believe that during fiscal 2007, all Reporting Persons timely complied with all applicable filing requirements.

Corporate Governance - Code of Ethics

We have adopted a Corporate Code of Business Ethics (the "Code") that applies to all employees, including our principal executive officer, principal financial officer, and directors of the Company. The Code is broad in scope and is intended to foster honest and ethical conduct, including accurate financial reporting, compliance with laws and the like. If any substantive amendments are made to the Code or if there is any grant of waiver, including any implicit waiver, from a provision of the Code to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

ITEM 10. EXECUTIVE COMPENSATION

Executive Officers of the Registrant

The following table sets forth the annual and long-term compensation of our Chief Executive Officer and each of our most highly compensated officers other than the Chief Executive Officer who were serving as executive officers at the end of the last completed fiscal year, and certain former executive officers as required under SEC rules (collectively, the "Named Executive Officers") for services rendered for the fiscal years ended June 30, 2007 and 2006.

                           Summary Compensation Table
-------------------------- ----- ------------- ----------- ----------- ------------ ------------- ------------- ---------- ---------
                                                                                                  Nonqualified
                                                                                     Non-Equity     Deferred
   Name and Principal                                                                Incentive    Compensation   All Other
        Position                                           Stock         Option         Plan        Earnings    Compensation Total
                           Year   Salary ($)   Bonus ($)   Awards ($)  Awards ($)   Compensation      ($)         ($) (1)     ($)
                                                                           (5)          ($)

-------------------------- ----- ------------- ----------- ----------- ------------ ------------- ------------- ------------ -------
Scott Foote  (6)           2007      $175,000      --          --        $39,000         --            --         $10,923   $252,923
 Chief Executive Officer,  2006      $150,000   $28,000        --          --            --            --           --      $178,000
  and President
-------------------------- ----- ------------- ----------- ----------- ------------ ------------- ------------- ----------- --------
Peter C. Castle (2)        2007      $175,000      --          --        $52,000         --            --         $13,287   $240,287
Chief Financial            2006      $175,000      --          --          --            --            --           --      $175,000
Officer, Vice President
Finance, Treasurer and
Secretary
-------------------------- ----- ------------- ----------- ----------- ------------ ------------- ------------- ---------- ---------
Ryan Kelly                 2007      $185,000  $ 3,571         --        $19,500         --            --         $4,600    $212,671
 Vice President            2006      $150,000  $58,805         --          --            --            --           --      $208,805

-------------------------- ----- ------------- ----------- ----------- ------------ ------------- ------------- ---------- ---------
Walter M. Groteke (3)      2007      $128,540      --          --          --            --            --        $13,122    $141,663
 Former CEO                2006      $298,331                                                                               $298,331
-------------------------- ----- ------------- ----------- ----------- ------------ ------------- ------------- ---------- ---------
Walter R. Groteke          2007      $105,469      --          --          --            --            --         $10,893   $116,362
(4)                        2006      $175,000      --          --          --            --            --           --         --
 Former Senior Vice
President
-------------------------- ----- ------------- ----------- ----------- ------------ ------------- ------------- ---------- ---------

     (1) Represents premiums paid on medical, dental, life and disability group benefit plans and auto allowance.
     (2) This amount includes $26,250 payable under his employment agreement, which has been indefinitely deferred. As part of the plan to reduce certain expenses of the Company the Chief Financial Officer voluntarily accepted a pay reduction of 50% of his current pay. This amount is net of an existing 15% deferment and commenced February 1, 2007. This reduction was reinstated to its original amount by the consent of the Company's Board of Directors as of June 30, 2007. Actual wages paid during fiscal year 2006 was $129,427.12
     (3) On December 4, 2006, the Company accepted the resignation of Walter M. Groteke as Chairman, Chief Executive Officer and a director of the Company, effective immediately.
     (4) Effective April 1 2007, Walter R. Groteke resigned as an officer, director and employee of the Company.
     (5) Option awards are valued at the fair market value times the number of shares which represent the fair market value of the underlying common stock at the time of the respective grants.
     (6)  Mr. Foote was appointed CEO in May 2007.

                Outstanding Equity Awards at Last Fiscal Year End

The following table provides information regarding outstanding options, unvested stock and equity incentive plan awards for our named executive officers during the fiscal year ended June 30, 2007.

--------------- ------------------------------------------------------------ -------------------------------------------------------
                                            Option Awards                                               Stock Awards
----------------- ------------- ------------- --------------- --------- ------------ ------------ ---------- ----------- -----------

      Name         Number of     Number of       Equity       Option     Option     Number of   Market       Equity      Equity
                  Securities    Securities   Incentive Plan  Exercise  Expiration   Shares or   Value of    Incentive   Incentive
                  Underlying    Underlying   Awards: Number    Price      Date       Units of   Shares or     Plan        Plan
                  Unexercised   Unexercised   of Underlying                         Stock That  Units of     Awards:     Awards:
                   Options -     Options -     Unexercised                           Have Not    Stock      Number of   Market or
                  Exercisable  Unexercisable    Unearned                             Vested    That Have    Unearned     Payout
                                                Options                                        Not Vested   Shares,     Value of
                                                                                                            Units or    Unearned
                                                                                                             Other      Shares,
                                                                                                             Rights     Units or
                                                                                                           That Have     Other
                                                                                                           Not Vested    Rights
                                                                                                                       That Have
                                                                                                                       Not Vested
---------------- ------------- ------------- --------------   -------- ------------ ------------ --------- ---------- -----------
                       300,000            --           --       $0.16   12/12/2011           --         --         --
Scott Foote            100,000            --           --       $1.00   12/19/2007           --         --         --          --
---------------- ------------- ------------- --------------   -------- ------------ ------------ --------- ---------- -----------
Peter C. Castle        400,000            --           --       $0.16     12/12/11           --         --         --          --
                        65,000            --           --      $12.00     12/21/09           --         --         --          --
                        40,000            --           --       $5.00     01/06/09           --         --         --          --
                       250,000            --           --       $1.20     03/24/08           --         --         --          --
---------------- ------------- ------------- --------------   -------- ------------ ------------ --------- ---------- -----------
Ryan Kelly             141,096       108,904           --       $0.16   12/12/2011           --         --         --          --
                       100,000            --           --       $1.00   12/19/2007           --         --         --          --
---------------- ------------- ------------- --------------   -------- ------------ ------------ --------- ---------- -----------
Walter M.                                                                                    --         --         --          --
Groteke, Jr.           200,000            --           --       $1.63     06/16/08           --         --         --          --
---------------- ------------- ------------- --------------   -------- ------------ ------------ --------- ---------- -----------
Walter R.                                                                                    --         --         --          --
Groteke, Sr.           200,000            --           --       $1.63     01/06/09           --         --         --          --
---------------- ------------- ------------- --------------   -------- ------------ ------------ --------- ---------- -----------

Equity Compensation Plan Information

We maintain various stock plans under which options vest and shares are awarded at the discretion of our board of directors or its compensation committee. The purchase price of the shares under the plans and the shares subject to each option granted is not less than the fair market value on the date of grant. The term of each option is generally five to ten years and is determined at the time of grant by our board of directors or its compensation committee. The participants in these plans are officers, directors and employees of the company and its subsidiaries or affiliates. The following is as of June 30, 2007, our last fiscal year end.

 ------------------------------ ----------------------------- ----------------------------- -----------------------------

 Plan category
 Number of
 Securities to be
 issued upon
 exercise of outstanding options, warrants and rights Weighted- average exercise price of outstanding options, warrants and rights Number of securities remaining available for future issuance under equity compensation plans
 (excluding securities reflected in column (a))
------------------------------- ----------------------------- ----------------------------- -----------------------------
                                (a)                           (b)                           (c)
 ------------------------------ ----------------------------- ----------------------------- -----------------------------
 Plan category                  Number of                     Weighted-                     Number of securities
                                Securities to be              average exercise              remaining available for
                                issued upon                   price of                      future issuance under
                                exercise of outstanding       outstanding                   equity compensation
                                options, warrants             options, warrants             plans (excluding
                                and rights                    and rights                    securities reflected in
                                                                                            column (a))
 ------------------------------ ----------------------------- ----------------------------- -----------------------------
 Equity
 compensation                          9,932,500                           .46                     3,047,800
 plans approved
 by security
 holders
 ------------------------------ ----------------------------- ----------------------------- -----------------------------
 Equity
 compensation
 plans not
 approved by
 security  holders
 ------------------------------ ----------------------------- ----------------------------- -----------------------------
 Total                                 9,932,500                           .46                     3,047,800
 ------------------------------ ----------------------------- ----------------------------- -----------------------------

     Employment agreements

     The Company has an employment agreement with one member of its executive management team. The employment agreement provides for certain payments following death or disability, for certain fringe benefits such as reimbursement for reasonable expenses and participation in medical plans, and for accelerated payments in the event of change of control of the Company. The specific terms are as follows:


          o The agreement with the Chief Financial Officer is for a term of three years, subject to two additional one-year extensions, at an annual salary of $150,000. On July 1, 2004, a new agreement was entered into for a term of five years, terminating on July 1, 2009 and subject to additional one-year extensions, at an annual salary of $175,000. As part of the plan to reduce certain expenses of the Company the Chief Financial Officer voluntarily accepted a pay reduction of 50% of his current pay. This amount is net of an existing 15% deferment and commenced February 1, 2007. This reduction was reinstated to its original amount by the Company's Board of Directors as of June 30, 2007.

     Director's Compensation

     During fiscal 2007, directors who are not our employees received an annual fee of $50,000 payable in cash or our stock and a fee of $1,500 for each board of directors or committee meeting attended in person or $750 of attended telephonically. During the fiscal year ended June 30, 2007, there were:

          o    six meetings of the Board of Directors
          o    three meetings of the Audit Committee
          o    one meeting of the Compensation Committee

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


     The following table provides the compensation earned by our non-employee directors for the year ended June 30, 2007:

-----------------------------------------------------------------------------------------------------------------------------------
                                                      Director Compensation
-------------------- ---------- ------------- ------------- ------------------- -------------------- ------------------- -----------
                     Fees                                                          Nonqualified
                     Earned                                     Non-equity           Deferred
                     or Paid    Stock Awards     Option       Incentive Plan       Compensation          All Other
                     in Cash        ($)          Awards        Compensation          Earnings           Compensation       Total
       Name             ($)                       ($)              ($)                  ($)                 ($)             ($)
-------------------- ---------- ------------- ------------- ------------------- -------------------- ------------------- -----------
 Fassil
Gabremariam           $11,000        --             26,000          --                  --                   --             $37,000
-------------------- ---------- ------------- ------------- ------------------- -------------------- ------------------- -----------
 Gerald Gagliardi     $ 6,000        --             26,000          --                  --                   --             $32,000
-------------------- ---------- ------------- ------------- ------------------- -------------------- ------------------- -----------
 Myron Levy           $ 6,000        --             26,000          --                  --                   --             $32,000
-------------------- ---------- ------------- ------------- ------------------- -------------------- ------------------- -----------
 Michael Rocque       $ 4,500        --             39,000          --                  --                   --             $43,500
-------------------- ---------- ------------- ------------- ------------------- -------------------- ------------------- -----------

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of shares of voting stock of NetWolves, as of June 30, 2007, of (i) each person known to us to beneficially own 5% or more of the shares of any class of our voting securities, based solely on filings with the Securities and Exchange
     Commission and information provided by these owners, (ii) each of our executive officers and directors and (iii) all our executive officers and directors as a group. Except as otherwise indicated, all shares are beneficially owned, and investment and voting power is held by the persons named as owners.

----------------------- -------------------------- -------------------------- -------------------------- --------------------------

  Name of Beneficial       Shares of Series A          Shares of Series B        Shares of Series C
        Owner             Convertible Preferred      Convertible Preferred      Convertible Preferred    Shares of Common Stock
                                Stock (1)                  Stock (1)                  Stock (1)                   (1)

----------------------- -------------------------- -------------------------- -------------------------- --------------------------
                          Amount      Percent of     Amount     Percent of     Amount     Percent           Amount       Percent
                          ------      -----------    ------     -----------    ------     --------          ------       -------
                            Of          Class          Of          Class         Of          Of           Of shares        Of
                            --          -----          --          -----         --         ---           ---------        --
                          shares                     shares                    shares      Class                          Class
                          ------                     ------                   -------      -----                          -----
----------------------- ------------ ------------- ----------- -------------- --------- ---------------- --------------- ----------
Triage Management LLC     111,979       62.8%        32,872        17.0%                                  1,595,153 (2)     4.6%
----------------------- ------------ ------------- ----------- -------------- --------- ---------------- --------------- ----------
Walter M. Groteke Jr.           -          -              -           -          -          -             1,951,664 (3)     5.7%
----------------------- ------------ ------------- ----------- -------------- --------- ---------------- --------------- ----------
Walter R. Groteke Sr.           -          -              -           -          -          -               962,500 (4)     2.8%
----------------------- ------------ ------------- ----------- -------------- --------- ---------------- --------------- ----------
Scott E. Foote                  -          -              -           -          -          -               640,000 (5)     1.8%
----------------------- ------------ ------------- ----------- -------------- --------- ---------------- --------------- ----------
Peter C. Castle                 -          -              -           -          -          -             1,411,100 (6)     4.0%
----------------------- ------------ ------------- ----------- -------------- --------- ---------------- --------------- ----------
Ryan Kelly                      -          -              -           -          -          -               400,000 (7)     1.2%
----------------------- ------------ ------------- ----------- -------------- --------- ---------------- --------------- ----------
Fassil Gabremariam              -          -              -           -          -          -               525,000 (8)     1.5%
----------------------- ------------ ------------- ----------- -------------- --------- ---------------- --------------- ----------
Gerald
A.Gagliardi                     -          -              -           -          -          -               400,000 (9)     1.2%
----------------------- ------------ ------------- ----------- -------------- --------- ---------------- --------------- ----------
Michael R.
Rocque                          -          -              -           -          -          -               450,000 (10)    1.3%
----------------------- ------------ ------------- ----------- -------------- --------- ---------------- --------------- ----------
Executive officers
and directors as a
group (5 persons)               -          -              -           -          -          -             3,826,100        10.4%
----------------------- ------------ ------------- ----------- -------------- --------- ---------------- --------------- ----------

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

     (3) Includes a warrant to purchase 200,000 shares of common stock at $1.63 per share.

     (4) Includes a warrant to purchase 200,000 shares of common stock at $1.63 per share.

     (5) Includes an option to purchase 100,000 shares of common stock at $1.00 per share and 300,000 shares of common stock at $0.16 per share.

     (6) Includes a warrant to purchase 65,000 shares of common stock at $12.00 per share, an option to purchase 40,000 shares of common stock at $5.00 per share, an option to purchase 250,000 shares at $1.20 per share and an option to purchase 400,000 shares of common stock at $0.16 per share.

     (7) Includes an option to purchase 100,000 shares of common stock at $1.00 per share and 150,000 shares of common stock (108,904 shares of this amount is unvested) at $0.16 per share.

     (8) Includes an option to purchase 50,000 shares of common stock at $0.75 per share, an option to purchase 150,000 shares of common stock at $0.15 per share and an option to purchase 200,000 shares of common stock at $0.16 per share.

     (9) Includes an option to purchase 50,000 shares of common stock at $0.75 per share, an option to purchase 150,000 shares of common stock at $0.15 per share and an option to purchase 200,000 shares of common stock at $0.16 per share.

     (10) Includes an option to purchase 150,000 shares of common stock at $.15 per share and an option to purchase 300,000 shares of commons stock at $0.16 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
None

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Marcum & Kliegman LLP are our independent registered public accounting firm and performed the audits of our consolidated financial statements for fiscal years ended June 30, 2007 and June 30, 2006.

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

The Audit Committee has sole authority to appoint, determine funding for, retain and oversee our independent auditors and to pre-approve all audit services and permissible non-audit services. The Audit Committee has delegated to the chairman of the Audit Committee the authority to pre-approve audit-related and non-audit services not prohibited by law to be performed by our independent registered public accounting firm and associated fees, provided that he reports any pre-approval of audit-related or non-audit related services and fees to the full Audit Committee at its next regular meeting.

Marcum & Kliegman LLP did not render any services related to financial information systems design and implementation during fiscal year 2007 and 2006.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of October 2007.


                                         NetWolves Corporation

                                         By: /S/ Scott Foote
                                         ------------------------------------
                                         Scott Foote
                                         Chief Executive Officer and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on October 29th, 2007 by the following persons in the capacities indicated:




/s/ Scott Foote               Chief Executive Officer, President and Director
---------------------
Scott Foote


/s/ Peter C. Castle          Chief Financial Officer, Vice President-Finance,
---------------------        Director, Treasurer and Secretary
Peter C. Castle


/s/ Fassil Gabremariam       Director
---------------------
Fassil Gabremariam


                             Director
---------------------
Gerald A. Gagliardi


/s/ Michael R. Rocque        Director
---------------------
Michael R. Rocque