Form 10QSB
period 2007-09-30
NETWOLVES CORP
filed 2007-11-14
CIK 1084103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______

                        Commission file number 000-25831

                              NetWolves Corporation
                              ---------------------
        (Exact name of small business issuer as specified in its charter)

            New York                                             11-2208052
            --------                                             ----------
(State or other jurisdiction of                               (I.R.S. Employer
Incorporation or organization)                               Identification No.)


           4710 Eisenhower Boulevard, Suite F-2, Tampa, Florida 33634
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (813) 579-3200
              (Registrant's telephone number, including area code)

                  4805 Independence Pkwy, Tampa, Florida 33634
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

         TITLE OF CLASS                          NUMBER OF SHARES OUTSTANDING ON
---------------------------
  Common Stock, $.0033 par value                       November 9, 2007
                                                      -----------------
                                                          34,309,713


Transitional Small Business Disclosure Format (check one):   Yes [  ]   No [X]

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

                        FORM 10-QSB - September 30, 2007

ITEM 1 - FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2007 (unaudited) and June 30, 2007.............................................. 1 - 2


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended September 30, 2007 and 2006 (unaudited)............................... 3

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended September 30, 2007 and 2006 (unaudited)............................... 4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ......................................... 5 - 16

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .......................... 16 - 21

ITEM 3 - CONTROLS AND PROCEDURES................................................................ 21

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS...................................................................... 22

ITEM 2 - CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES......... 23

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES........................................................ 23

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................... 23

ITEM 5 - OTHER INFORMATION...................................................................... 23

ITEM 6 - EXHIBITS............................................................................... 23

SIGNATURES...................................................................................... 24

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                              September 30,            June 30,
                                                                          --------------------- ----------------------
                                                                                   2007                  2007
                                                                          --------------------- ----------------------
ASSETS                                                                         (Unaudited)
Current assets
  Cash and cash equivalents                                                        $   689,799           $  1,027,465
  Accounts receivable, net of allowance for doubtful accounts
   of $60,000 and $0, respectively                                                   1,616,037              1,745,159
  Inventories, net                                                                      74,465                 74,279
  Prepaid expenses                                                                     348,389                494,149
                                                                          --------------------- ----------------------

       Total Current Assets                                                          2,728,690              3,341,052

Property and equipment, net                                                             66,500                 79,557

Identifiable intangible assets, net                                                    389,222                438,550

Goodwill and other indefinite lived intangible assets                                3,801,973              3,801,973

Other assets                                                                           150,852                150,852
                                                                          --------------------- ----------------------

       Total Assets                                                               $  7,137,237           $  7,811,984
                                                                          ===================== ======================

See notes to condensed consolidated
     financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              September 30,             June 30,
                                                                         ---------------------- -----------------------
                                                                                  2007                    2007
                                                                         ---------------------- -----------------------
                                                                               (Unaudited)
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
  Liabilities subject to compromise-pre-petition
    Current portion of long-term debt                                             $ 1,207,987             $ 1,207,987
    Account payable and accrued expenses                                            4,688,755               4,906,309
                                                                         ---------------------- -----------------------
       Total Current Liabilities Subject to Compromise-
       Pre-Petition                                                                 5,896,742               6,114,296
                                                                         ---------------------- -----------------------
  Liabilities not subject to compromise-post petition
    Account payable and accrued expenses                                              972,634               1,121,971
    Deferred revenue                                                                  987,942               1,092,580
                                                                         ---------------------- -----------------------
       Total Current Liabilities Not Subject to Compromise-
       Post-Petition                                                                1,960,576              2,214,551
                                                                         ---------------------- -----------------------
       Total Liabilities                                                            7,857,318               8,328,847
                                                                         ---------------------- -----------------------

Shareholders' Deficit
Series A convertible preferred stock, $.0033 par value; $6,921,411 and
$6,718,296 liquidation preference on September 30, 2007 and June 30, 2007, respectively; 1,000,000 authorized; 223,887 and 199,903 shares issued and outstanding on September 30, 2007 and June 30,
2007, respectively.                                                                 2,778,404               2,418,644

Series B convertible preferred stock, $.0033 par value; $6,962,052 and $6,778,360 liquidation preference on September 30, 2007 and June
30, 2007, respectively; 500,000 shares authorized; 201,886 and
201,886 shares issued and outstanding on September 30, 2007 and June
30, 2007, respectively.                                                             2,519,689               2,519,689

Series C convertible preferred stock, $.0033 par value; $1,782,867 and $1,721,735 liquidation preference on September 30, 2007 and June
30, 2007, respectively; 100,000 shares authorized; 14,131 and 12,962 shares issued and outstanding September 30, 2007 and June 30, 2007,
respectively.                                                                         275,501                 205,361

Preferred stock, $.0033 par value; 400,000 shares authorized; no
shares issued and outstanding                                                              --                      --

Common stock, $.0033 par value; 65,000,000 shares authorized;
34,309,713 shares issued and outstanding on September 30, 2007 and
June 30, 2007.                                                                        113,223                 113,223
Additional paid-in capital                                                         79,274,377              79,528,489
Accumulated deficit                                                              (85,681,275)            (85,302,269)
                                                                         ---------------------- -----------------------
         Total Shareholders' Deficit                                                (720,081)               (516,863)
                                                                         ---------------------- -----------------------
         Total Liabilities and Shareholders' Deficit                              $ 7,137,237             $ 7,811,984
                                                                         ====================== =======================

                                        2
See notes to condensed consolidated
     financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                       For the Three Months Ended
                                                                                             September 30,
                                                                                  -------------------------------------
                                                                                         2007               2006
                                                                                  ------------------ ------------------
Revenue
  Voice services                                                                        $2,087,034         $2,593,379
  Managed service charges                                                                2,072,746          2,056,766
  Equipment and consulting                                                                      --                512
                                                                                  ------------------ ------------------
                                                                                         4,159,780          4,650,657
                                                                                  ------------------ ------------------
Cost of Revenue (excluding depreciation and amortization
 shown separately below)
  Voice services                                                                         1,351,021          1,698,197
  Managed service charges                                                                1,294,495          1,290,132
  Equipment and consulting                                                                      --                  --
                                                                                  ----------------   -----------------
                                                                                         2,645,516          2,988,329
                                                                                  ------------------ ------------------
Operating Expenses
  General and administrative                                                             1,062,901          1,218,213
  Engineering and development                                                               38,067             54,273
   Sales and marketing                                                                     619,192            820,999
  Depreciation and amortization                                                             62,108            206,455
                                                                                  ------------------ ------------------
                                                                                         1,782,268          2,299,940
                                                                                  ------------------ ------------------
         Loss Before Other Income (Expense)                                               (268,004)          (637,612)

 Other Income (Expense)
   Interest income (expense)                                                                 6,354            (40,234)
   Reorganization cost                                                                    (105,959)                --
                                                                                  ------------------ ------------------
                                                                                          (367,609)          (677,846)
                                                                                  ------------------ ------------------
         Loss Before Income Taxes

  Provision for income taxes                                                               (11,403)           (66,040)
                                                                                  ------------------ ------------------
         Net Loss                                                                      $  (379,012)       $  (743,886)
                                                                                  ================== ==================
         Dividends on Convertible Preferred Stock                                      $  (264,598)       $  (188,852)
                                                                                  ================== ==================
         Net Loss Attributable to Common Shareholders                                     (643,610)          (932,738)
                                                                                  ================== ==================
         Basic and Diluted Net Loss Per Share                                          $     (0.02)       $     (0.03)
                                                                                  ================== ==================
         Weighted Average Common Shares Outstanding, basic
            and diluted                                                                  34,309,713         33,134,177
                                                                                  ================== ==================

                                        3
See notes to condensed consolidated
     financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              For the Three Months Ended September 30,
                                                                            --------------------------------------------
                                                                                     2007                  2006
                                                                            --------------------- ----------------------
Cash flows from operating activities
 Net loss                                                                          $ (379,012)            $ (743,886)
                                                                            --------------------- ----------------------

Adjustments to reconcile net loss to net cash used in operating
 Activities
    Depreciation                                                                        12,780                 18,081
    Amortization                                                                        49,328                188,372
    Bad debt expense                                                                    60,000                128,835
    Non-cash charge to operations with respect to stock, options and warrants issued for services and amortization of
      previously issued warrants                                                        10,488                  5,000

       Loss on Disposal of Property and Equipment                                          276                  1,669

Changes in operating assets and liabilities
    Accounts receivable                                                                 69,122              (428,160)
    Inventories                                                                          (186)                (6,609)
    Prepaid expenses and other current assets                                          145,760                 72,840
             Pre-petition accounts payable and accrued expenses                       (52,249)              (289,080)
    Post-petition accounts payable and accrued expenses                              (149,337)                    --
    Deferred revenue                                                                 (104,636)                 62,776
                                                                            --------------------- ----------------------
         Net Cash Used In Operating Activities                                       (337,666)              (990,162)
                                                                            --------------------- ----------------------

Cash flows from investing activities
    Payment on existing customer list                                                       --               (60,000)
    Patent costs paid                                                                       --                (8,901)
                                                                            --------------------- ----------------------
         Net Cash Used In Investing Activities                                              --               (68,901)
                                                                            --------------------- ----------------------
         Net Decrease in Cash and Cash Equivalents                                   (337,666)            (1,059,063)

Cash and Cash Equivalents - Beginning                                                1,027,465              2,016,156
-------------------------                                                   --------------------- ----------------------

Cash and Cash Equivalents - Ending                                                  $  689,799              $ 957,093
-------------------------                                                    ==================== ======================

Supplement Cash Flow Information
--------------------------------
  Cash paid for income taxes                                                         $  11,403              $  66,040
  Cash paid for interest                                                             $      --              $  48,899

Supplemental Disclosure of Non-Cash Investing and Financing
-----------------------------------------------------------
 Activities
 ----------
  Dividends accrued on convertible preferred stock                                     264,598                188,852
                                                                             ==================== ======================
  Dividends paid-in-kind on convertible preferred stock                                429,900                325,804
                                                                             ==================== ======================
  Conversions of preferred stock to common stock                                            --                    493
                                                                             ==================== ======================

                                        4
See notes to condensed consolidated
     financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Interim financial information

     The summary financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. These financial statements, including the condensed consolidated balance sheet as of June 30, 2007, which has been derived from audited financial statements, are presented in accordance with the requirements of Form 10-QSB and consequently may not include all disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-KSB. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007. The results of operations for the three months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.


2.   Bankruptcy, Management's Plan and Going Concern

     On May 21, 2007 the Company (also referred to as the "Debtor") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court (remove the period) (the "Bankruptcy Court") in order to facilitate the restructuring of the Debtor's debt, trade liabilities and other obligations. Throughout the Bankruptcy proceedings, the Debtors will continue to operate their business and manage their properties as "debtors-in-possession" pursuant to the Bankruptcy Code. In general, as debtors-in-possession, the Debtor is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

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

                    NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     do not state a specific claim amount or as to which a specific claim amount is not readily determinable.

     The Financial Statements have also been prepared in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Accordingly, all pre-bankruptcy petition ("pre-petition") liabilities believed to be subject to compromise have been segregated in the Condensed Consolidated Balance Sheets (the "Balance Sheets") and classified as "liabilities subject to compromise" at the estimated amount of allowable claims under the Chapter 11 Cases. Liabilities not believed to be subject to compromise in the bankruptcy proceedings are separately classified as "current" and "non-current," as appropriate. Expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization are reported separately as "Reorganization Items." Also, interest expense is reported only to the extent that it is to be paid during the Chapter 11 Cases. Cash used for reorganization items was approximately $106,000 for the three months ended September 30, 2007.

     After completion of reconciliations, any remaining differences may be resolved by negotiated agreement between the Debtors and the claimant or by the Bankruptcy Court as part of the Chapter 11 Case. Consequently, the amounts included in the consolidated balance sheets at September 30, 2007 and June 30, 2007 as liabilities that are subject to compromise under reorganization proceedings may be subject to adjustment. The Debtors have made appropriate provision for all claims of creditors it believes are valid; however, at this time, the Debtors cannot make a prediction as to the aggregate amount of claims allowed or the ultimate treatment of such allowed claims under the Plan.

     The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business, and do not reflect adjustments that might result if the Company were unable to continue as a going concern. The
     Company has incurred net losses for each of the last two years. As of September 30, 2007, the Company had a working capital deficiency of $5,128,628 and shareholders' deficiency of $720,081. Realization of the Company's assets, however, is dependent on the continued operations of the Company and the future success of such operations. There can be no assurances that the Company will emerge from Chapter 11 bankruptcy. Historically, the Company has experienced significant recurring net operating losses as well as negative cash flows from operations. The Company's main source of liquidity has been equity and debt financing, which has been used to fund continuing losses from operating activities. Based on the Company's cash position of approximately $690,000, and further taking into account ongoing costs related to the Chapter 11 bankruptcy proceedings, as well as the ultimate disposition of pre-petition claims of creditors pursuant to an approved plan of reorganization, the Company believes that it may not have sufficient cash to meet the Company's funding requirements through September 30, 2008, without raising additional capital. The Company's ability to raise additional capital to fund operations also may have been impaired by the Chapter 11 reorganization proceeding. The Company plans to continue its cost reduction efforts as well as seek financing to satisfy a plan of reorganization approved by our creditors. However, based upon the issues discussed herein, there can be no assurances that the Company will be able to raise additional capital on desirable terms or at all in order to satisfy its future obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern which may require further restructuring, or a sale or liquidation of the Company and could cause significant dilution or a total loss to its shareholders. The financial statements do not include any adjustment relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

                    NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.   The Company

     The consolidated financial statements include the accounts of NetWolves Corporation and its subsidiaries, NetWolves Technologies Corporation ("NWT"), Norstan Network Services, Inc., d/b/a NetWolves Network Services ("NNS") and TSG Global Education Web, Inc. ("TSG") (collectively "NetWolves" or the "Company").

     NetWolves   Corporation   ("NetWolves"   or  the  "Company")  is  a  global
     telecommunications   and  Internet  managed  services   providers  offering
     single-source network solutions that provides multi-carrier and multi-vendor implementation to over 1,000 customers. The Company's principal activity is to design, manage and deliver products and services allowing people and networks to access the Internet and telecommunications networks, efficiently and cost effectively. In addition to the prevailing networking equipment, NetWolves also offers our patented system technology to organizations with complex requirements, that our plug `n' play perimeter office security platforms and secure remote monitoring and management ("SRM2 TM") system ideally solve.

     The Company operates primarily in three distinct segments. The Voice Services segment provides voice services including switched and dedicated outbound, switched and dedicated toll-free inbound, calling and debit cards, and conference calling. The Managed Services Charges segment provides network and security technology and a variety of recurring managed data services giving its customers a single source solution. The Equipment and Consulting segment is primarily engaged in the design, development and support of information delivery hardware products and software as well as providing consulting services on an as needs basis.

4.   Reclassifications

     Certain reclassifications have been made to the September 30, 2006 condensed consolidated financial statements in order to have them conform to the current period's classifications. These reclassifications have no effect on previously reported net loss.

5.   Income Taxes

     The Company has adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"), on July 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes," and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax classification, interest and penalties, accounting in interim period, disclosure and transition.

     The Company has identified its Federal tax return and its state tax return in New York as "major" tax jurisdictions, as defined. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's financial statements. The Company's evaluation was performed for tax years ended June 30, 2004 through June 30, 2007, the only periods subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material change to its financial position. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

     The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes. Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations. There were no amounts accrued for penalties or interest as of or during the three months ended September 30, 2007. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any

                    NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     issues under review that could result in significant payments, accruals or material deviations from its position.

     The Company is no longer subject to U.S. Federal income tax examinations by the Internal Revenue Service and most state and local authorities for fiscal tax years ending prior to June 30, 2004 (certain state authorities may subject the Company to examination up to the period ending June 30,
     2003). The Company does, however, have prior year net operating loss, which will remain open for examination.

6.   Summary of Recent Accounting Pronouncements

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It codifies the definitions of fair value included in other authoritative literature; clarifies and, in some cases, expands on the guidance for implementing fair value measurements; and increases the level of disclosure required for fair value measurements. Although SFAS 157 applies to (and amends) the provisions of existing authoritative literature, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will evaluate the impact of adopting SFAS 157 but does not expect that it will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In December 2006, the FASB issued "FASB Staff Position ("FSP") EITF 00-19-2, "Accounting for Registration Payment Arrangements". This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies". This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP amends various authoritative literature notably FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the guidance in the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The adoption of this pronouncement did not have a material impact on the Company's financial position, results of operations, or cash flows.

     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements". SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of assessing materiality. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on the Company's consolidated financial position, results of operation or cash flows.

                    NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). Under the provisions of SFAS 159, companies may choose to account for eligible financial instruments, warranties and insurance contracts at fair value on a contract-by-contract basis. Changes in fair value will be recognized in earnings each reporting period. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to and plans to adopt the provisions of SFAS 159 beginning in the first quarter of fiscal 2008. The Company is currently assessing the impact of the adoption of SFAS 159.

7.   Inventories

     Inventories consist of raw materials and finished goods. Inventories are valued at the lower of cost or net realizable value using the first-in, first-out method. Additionally, raw material and finished goods amounted to $160,476 and $87,302, respectively, at September 30, 2007 and $160,476 and $87,116, respectively, at June 30, 2007. At September 30, 3007 and June 30, 2007 the Company had a reserve for slow-moving inventories of $173,313.

8.   Accounts payable and accrued expenses

     Accounts payable and accrued expenses consist of the following:


                                                                                         Pre-Petition
                                                                          --------------------------------------------
                                                                                September 30,             June 30,
                                                                                    2007                    2007
                                                                          --------------------- ----------------------
Pre-petition trade accounts payable and other accrued                               $3,975,264             $4,027,516
 operating expenses subject to compromise
Sales and excise tax payable                                                            54,754                 54,754
Dividends payable                                                                      398,572                563,874
Compensated absences                                                                    65,856                 65,856
Other liabilities                                                                      194,309                194,309
                                                                          --------------------- ----------------------
                                                                                    $4,688,755             $4,906,309
                                                                          ===================== ======================

                                                                                         Post-Petition
                                                                          --------------------------------------------
                                                                                September 30,             June 30,
                                                                                     2007                   2007
                                                                          --------------------- ----------------------
Post-petition   trade  accounts  payable  and  other  accrued  operating              $558,254              $ 756,977
 expenses not subject to compromise
Sales and excise tax payable                                                            42,906                 13,226
Compensated absences                                                                    25,481                 33,059
Other liabilities                                                                      297,919                270,474
Bonuses and commissions payable                                                         48,074                 48,074
Accrued taxes                                                                              --                     161
                                                                          --------------------- ----------------------
                                                                                    $  972,634             $1,121,971
                                                                          ===================== ======================

                   NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


9.   Long Term Debt

     Long Term debt consists of the following:

                                                                                  September 30,             June 30
                                                                                      2007                    2007
                                                                             -----------------------------------------
   Note  payable - 13 month  note,  18%  annual  interest  rate,  paid monthly. In addition, the Company is required to maintain certain covenants.
   This note was due March 2007 but has been extended to January 1, 2008.
   Collateralized by substantially all assets of the Company.                        $ 403,750             $  403,750

   Note Payable - 18-month note net of debt discount of $5,763,
   10% annual interest rate paid monthly. In addition, the
   Company is required to maintain certain covenants.
   Collateralized by substantially all assets of the Company.                           89,237                 89,237
                                                                             -----------------------------------------
   Note payable - 18 month note, 18% annual interest rate paid monthly. In addition, the Company is required to maintain certain covenants. This note was due November 2007, with the exception of $95,000, has been extended to
   January 1, 2008. Collateralized by
   substantially all assets of the Company.                                            665,000                665,000

   Note  payable - 1  remaining  contingent  payment  in the amount of
   $50,000  due  July  31,  2007.  Payments  contingent  on  achieving
   targeted revenues (See Note 7).                                                      50,000                 50,000
                                                                             -----------------------------------------
         Total long-term Debt                                                        1,207,987              1,207,987

         Less: Current Maturities                                                   (1,207,987)            (1,207,987)
                                                                             -----------------------------------------
         Long-Term Debt, Less Current Maturities                                    $       --             $       --
                                                                             =========================================

     The Company's voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code has resulted in default under the covenants of the above-discussed notes. As a result, the full-face amount of the notes, plus accrued interest, in the amount of $1,243,918 was due at June 30, 2007. Notwithstanding the aforementioned, the default has been stayed by the Chapter 11 bankruptcy proceeding pending the approval of a plan of reorganization

10.  Related party transactions

     During the three months ended September 30, 2007 and 2006, the Company paid approximately $45,000 and $36,000, respectively, for legal services to law firms in which an employee/stockholder is affiliated.

11.  Shareholders' equity

     Preferred stock
     ---------------
     On February 1, 2007 stock dividends totaling 22,746 shares with a value of $363,936 were paid in Series B Preferred Stock to Series B investors representing accrued dividends through January 31, 2007.

     On May 1, 2007 stock dividends totaling 1,169 shares with a value of $70,140 were paid in Series C Preferred Stock to Series C Preferred Stock investors representing accrued dividends through April 30, 2007.

     On July 1, 2007 stock dividends totaling 23,984 shares with a value of $ 359,760 were paid in Series A Preferred Stock to Series A Preferred Stock investors representing accrued dividends through June 30, 2007.

     For the three months ended September 30, 2007, there were no conversions of Preferred Stock.

     Dividends on the Series A, B and C Preferred Stock accrue at a rate of 12%, 12% and 9% per annum, respectively. Aggregate dividends accrued for the three months ended September 30, 2007 and September 30, 2006 were $ 264,598 and $188, 852, respectively.

                   NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     Options
     -------
     Stock option plans

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

                                                                         Approximate
                                                 Maximum net             cumulative
                                                  allowable               issuances                  Maximum
       Plans               Date adopted           issuances             June 30, 2007             term in years
--------------------- ----------------------- ------------------- -------------------------- -------------------------
     1998 Plan              June 1998               282,500                 102,500                    10
     2000 Plan              July 2000             1,500,000                 750,000                    10
     2001 Plan            February 2001           1,750,000               1,675,000                    10
     2002 Plan              June 2002             3,000,000               1,887,650                    10
     2003 Plan              June 2003             2,400,000               2,154,050                    10
     2006 Plan              April 2006            1,000,000                 315,500                    10
                                                  ---------               ---------
                                                  9,932,500               6,884,700
                                                  =========               =========

A summary of the Company's stock options is presented below:

                                                                        Weighted-Average       Aggregate Intrinsic
                                                  Stock Options          Exercise Price               Value
                                              ------------------------------------------------------------------------
 Outstanding, July 1, 2007                          6,884,700                 $   0.46                $     --
 Granted                                                   --                       --                      --
 Exercised                                                 --                       --                      --
 Cancelled/forfeited                                       --                       --                      --
                                                 ------------             -------------             ------------
 Outstanding, September 30, 2007                    6,884,700                 $   0.46                $     --
                                                 ============             ============              ============
 Exercisable, September 30, 2007                    6,399,392                 $   0.49                $     --
                                                 ============             ============              ============

The following table summarizes information about stock options outstanding at September 30, 2007:

                                        Options outstanding at                      Options exercisable at
                                          September 30, 2007                          September 30, 2007
                          ---------------------------------------------------- ---------------------------------
                                                 Weighted
                                                  average         Weighted                        Weighted
                                                 remaining        average                         average
        Range of              Number of         contractual       exercise      Number of         exercise
    exercise prices             shares             life            price          Shares            price
------------------------- ------------------- ---------------- --------------- ----------------- ---------------
$      0.00-$  0.50          5,213,000             3.90            0.16         4,727,692         0.17
$      0.51-$  1.00          1,010,700             2.61            0.99         1,010,700         1.00
$      1.01-$  1.50            552,000             0.52            1.19           552,000         1.19
$      1.51-$  2.00              6,500             1.06            1.88             6,500         1.88
$      2.01-$ 12.00            102,500             1.35            6.90           102,500         6.90
                             ---------                                          ---------
                             6,884,700                                          6,399,392
                             =========                                          =========

                   NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     There was no aggregate intrinsic value for stock options outstanding or exercisable at September 30, 2007.

     There were no options granted during the three months ended September 30, 2007.

     During September 2006, the Company entered into an agreement with a consultant. In return for services, the Company granted options to purchase 50,000 shares with a value of $5,000.

12.  Securities purchase agreement


     During March 2006, the Company entered into a securities purchase agreement whereas the Company sold 18% senior secured promissory notes in the principal amount of up to $950,000 and up to 1,000,000 shares of the Company's common stock, $ 0.0033 par value per share at a price of $0.05 per share or 100 shares for each $95.00 of principal amount of notes sold. On March 21, 2006 the Company issued $403,750 principal amount of senior secured notes. The notes bear interest at the rate of 18% and provide for a maturity date thirteen months from the closing date. Management believes that the likelihood of acceleration is remote. As a result of this debt financing agreement the Company issued 425,000 shares of the Company's common stock for $21,250 with registration rights during the quarter ended September 30, 2006.

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

     During the quarter ended March 31, 2007 the Company sold one 10% secured subordinated promissory note in the amount of $100,000 with an 18 month maturity date. As a result, the Company issued 200,000 shares of the Company's common stock for $5,000 with registration rights during the quarter ended March 31, 2007.

13.  Segment Information

     The Company reports segments in accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company's management evaluates its operations in three reportable business segments: Voice Services, Managed Service Charges and Equipment and Consulting. These three segments reflect management's approach to operating and directing the businesses and align financial and managerial reporting.

     The Voice Services segment provides voice services including switched and dedicated outbound, switched and dedicated toll-free inbound, dedicated T1 access loops, calling and debit cards, and conference calling. The Managed Service Charges segment provides network and security technology and a variety of recurring managed data services. The Equipment and Consulting segment is primarily engaged in the design, development, marketing and

                   NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     support of information delivery hardware products and software as well as providing consulting services on an as needed basis for certain existing or potential customers.

                                                         For the Three Months Ended
                                                               September 30,
                                                  --------------------------------------------
                                                           2007                  2006
                                                  --------------------- ----------------------
Revenue
Voice Services                                          $2,087,034             $2,593,379
Managed Service Charges                                  2,072,746              2,056,766
Equipment and Consulting                                         -                    512
                                                  --------------------- ----------------------
         Total                                          $4,159,780             $4,650,657
                                                  ====================  ======================

Cost of revenue
Voice Services                                          $1,351,021             $1,698,197
Managed Service Charges                                  1,294,495              1,290,132
Equipment and Consulting                                        --                     --
                                                  --------------------- ----------------------
         Total                                          $2,645,516             $2,988,329
                                                  ====================  ======================

Operating loss
Voice Services                                          $ (134,462)             $(357,063)
Managed Service Charges                                   (133,542)              (280,549)
Equipment and Consulting                                        --                     --
                                                  --------------------- ----------------------
         Total                                          $ (268,004)            $ (637,612)
                                                  ====================  ======================

     Revenue and cost of revenue are allocated to each segment on a specific identification method; operating expenses are allocated to each segment on a pro rata basis, based upon revenue. The Company is not disclosing total assets for each reportable segment because this information is not reviewed by the chief operating decision-maker.

     All of the Company's sales occur in the United States and are shipped primarily from the Company's facilities in the United States.

14.  Significant agreements

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

     The Company made purchases from Sprint that aggregated approximately 30% and 38% of the total cost of revenue for the three months ended September

                   NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     30, 2007 and 2006, respectively. The Company currently has a commitment to purchase a minimum of $650,000 of telecommunication services monthly from Sprint.

     In addition, the Company made purchases from Verizon that aggregated approximately 23% and 28% and Qwest that aggregated approximately 13% and 11% of the total cost of revenue three months ended September 30, 2007 and 2006, respectively.

15.  Commitments and contingencies

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

     On July 1, 2004, an agreement was entered into with the Chief Financial Officer for a term of five years, terminating on July 1, 2009 and subject to additional one-year extensions, at an annual salary of $175,000.

     As part of the plan to reduce certain expenses of the Company the Chief Financial Officer voluntarily accepted a pay reduction of 50% of his current pay. This amount is net of an existing 15% deferment and commenced February 1, 2007. This reduction was reinstated to its original amount by the consent of the Company's Board of Directors as of June 30, 2007.

     Litigation

     a. On April 24, 2006, the Company's subsidiary NetWolves ECCI Corp (the "Subsidiary") filed an action in the Florida Circuit Court, Hillsborough County against Education Communications Consortia Inc. ("ECCI"). The action arises from ECCI's breach of the October 1, 2004 Asset Purchase Agreement between the parties (the "Agreement") by failing to pay $70,273 pursuant to a reconciliation of billings, receivable and costs in accordance with the terms of the Agreement.

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

                   NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



     b. At a meeting of the Board of Directors held on December 4, 2006, the Company accepted the resignation of Walter M. Groteke as Chairman, Chief Executive Officer and a director of the Company, effective immediately. At the same time, Scott Foote, a director of the Company, was appointed as its Acting Chief Executive Officer.

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

     c. On May 21, 2007, NetWolves filed for protection under Title 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division.

          The actions referenced above against NetWolves were stayed pursuant to the Bankruptcy Code's automatic stay provisions on May 21, 2007 when NetWolves filed for reorganization under Chapter 11 of the Bankruptcy Code. The Company believes it has strong defenses to these lawsuits and intends to contest them vigorously. However, because these lawsuits are premature, the Company is unable to provide an evaluation of the final outcome of the litigation. On August 17, 2007 the above referenced actions were removed to the federal court advisory proceedings subject to the bankruptcy codes.

                   NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



16.  Subsequent Event

     a.   Leases
          Subsequent to September 30, 2007, the Company entered into a lease surrender agreement at the same time the Company entered into a lease assignment agreement which commenced on October 1, 2007 and expiring on May 31, 2009. On October 12, 2007, the Company vacated the premises and successfully relocated their Tampa office.

          The approximate future minimum annual lease payments, for the new office space is summarized as follows:

                        Fiscal Year
                      Ending June 30,                    Amount
                   ----------------------------------- ---------
                          2008                        $  43,557
                          2009                           58,076
                                                      ---------
                                Total                  $101,633

     b.   Bankruptcy Related Filings
          On October 29, 2007, the Company filed a Joint Plan of Reorganization of Debtors and related Disclosure Statement with the Bankruptcy Court.


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

                   NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

and secure remote monitoring and management ("SRM2 TM") system ideally solve. Additionally, NetWolves' advanced, centralized, reporting offers the ability for corporate executives to view, via the Internet, both statistical and performance based metrics for their global network.

We operate primarily in three distinct segments. The Voice Services segment provides voice services including switched and dedicated outbound, switched and dedicated toll-free inbound, calling and debit cards, and conference calling. The Managed Services Charges segment provides network and security technology and a variety of recurring managed data services. The Equipment and Consulting segment is primarily engaged in the design, development and support of information delivery hardware products and software as well as providing consulting services on an as needs basis.

We have achieved an offering of managed products and services that meet the necessary requirements for organizations to move off expensive private data networks while attaining the benefits and flexibility of public data network. Additionally, our proprietary technology provides a high level of security through its integrated approach to management, monitoring and interoperability for small and medium remote enterprise locations (locations with less than 500 network users). We offer a Managed Services Offering (MSO) that provides complete system solutions to organizations needing cost-effective network security features (firewall, virtual private networking, routing, intrusion detection, content filtering, email, etc.) delivered on low-cost commodity hardware with Internet-based expansion capabilities. Our patented system technology enables organizations to achieve corporate Information technology
(IT) and e-business initiatives through the deployment of easily installable perimeter office security platforms, coupled with our SRM2 TM system. SRM2 TM provides centralized management capabilities for hundreds or thousands of remote locations without risking networking integrity because it never opens an administrative port on the remote device, which is common network vulnerability. We also provide cost-effective, value-added expansion technologies such as Intelligent Failover, which means that if one circuit for gaining access to information fails, the system would automatically switch to an alternative circuit based upon customer defined parameters.

Chapter 11 Reorganization

On May 21, 2007, NetWolves filed for protection under Title 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division.

Numerous creditors and purported creditors have filed proofs of claims with the Bankruptcy Court in the Company's Chapter 11 proceeding. The Company is in the process of reviewing these claims and it expects to object to a significant number of claims. Claims believed to be legitimate have been recorded by the Company at their historical amounts in the condensed consolidated balance sheet as September 30, 2007. If the Bankruptcy Court allows the claims the Company believes are baseless, the Company believes these creditors will participate in the Plan as general unsecured creditors. The ultimate impact of these claims on the Company's consolidated financial position and results of operations cannot presently be determined.

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

                   NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

Allowance for doubtful accounts

We provide allowances for doubtful accounts for estimated losses from the inability of customers to satisfy their accounts as originally contemplated at the time of sale and charges actual losses to the allowance when incurred. The calculation for these allowances is based on the detailed review of certain individual customer accounts, historical satisfaction rates and the Company's estimation of the overall economic conditions affecting our customer base. If the financial condition of our Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required in conjunction with the Company's May 21, 2007 Chapter 11 bankruptcy filing. All questionable accounts previously sent out to agency were deemed uncollectible and written down at June 30, 2007. The Company believes all other amounts are fully collectable and require no reserve.

Income taxes

As part of the process of preparing our consolidated financial statements we are required to prepare our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be

                   NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have fully reserved our deferred tax assets at September 30, 2007 and June 30, 2007. If expectations for future performance, the timing of deductibility of expenses, or tax statutes change in the future, we could decide to adjust the valuation allowance, which may increase or decrease income tax expense.

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

Results of Operations
---------------------

The following discussion and analysis sets forth the major factors that affect the Company's results of operations and financial condition reflected in the unaudited financial statements for the three month period ended September 30, 2007. This discussion and analysis should be read in conjunction with the information contained in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007, including the audited financial statements and footnotes included therein.

We currently operate in three business segments, the Voice Services segment ("Voice Services"), the Managed Service Charges ("MSC") segment and the Equipment and Consulting segment ("Equipment and Consulting").

The three months ended September 30, 2007 compared to the three months ended September 30, 2006 is as follows:


Revenue

Revenue decreased to $4.2 million for the three months ended September 30, 2007, compared to $4.7 million for the same period in the prior year. The decrease in revenue is primarily attributable to a decrease in Voice Services segment and the MSC segment of approximately $0.5 million and $0.02 million, respectively. The decrease in the Voice Services segment was attributable to attrition within the customer base, which occurred prior to our May 21, 2007 filing for protection under Title 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida, Tampa.

Cost of revenue (excluding depreciation amortization)

Cost of revenue decreased to $2.6 million for the three months ended September 30, 2007 compared to $3.0 million for the same period in the prior year. Cost of revenue within the Voice Services segment decreased to $1.4 million compared to $1.7 million. This decreased cost of revenue is primarily attributable to customer attrition as previously described. Cost of revenue within the MSC segment and the Equipment and Consulting segment had a non-material impact.


General and administrative

General and administrative expenses were $1.0 million and $1.2 million for the three months ended September 30, 2007 and 2006 respectively. The decrease in general and administrative expenses were due to a decrease in payroll and payroll related expenses of approximately $0.2 million and a decrease in related cost reductions of approximately $0.1 million offset by an increase in accounting fees of $0.1 million.

                   NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Engineering and development

Engineering and development expenses decreased to approximately $0.04 million for the three months ended September 30, 2007, compared to approximately $0.05 million for the same period in the prior year. The decrease in engineering and development expenses were primarily attributable to staff reductions and associated engineering and development expenses of approximately $0.02 million.

Sales and marketing

Sales and marketing expenses decreased to $0.6 million for the three months ended September 30, 2007, compared to $0.8 million for the same period in the prior year. The decrease in sales and marketing expenses was primarily attributable to staff reductions which resulted in a decrease in payroll and payroll related expenses in the amount of $0.1 million, a decrease in associated sales and marketing expenses in the amount of $0.03 million and a decrease in bad debt expense in the amount of $0.07 million.

Other income (expenses)

Other expenses was $(0.006) million for the three months ended September 30, 2007 compared to $(.04) million for the same period in the prior year. Other expenses for the three months ended September 30, 2006 consisted of interest expense to the noteholders in the amount of $(0.04) million. There were no interest payments made to the noteholders for the three months ended September 30, 2007.

Reorganization Cost

We incurred reorganization costs of approximately to $0.1 million for the three months ended September 30, 2007 as a result of our May 21, 2007 filing for protection under Title 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida, Tampa. These charges relate to the ongoing Chapter 11 reorganization activities, necessary for the Company to reorganize and work out its plan to emerge from bankruptcy.

Liquidity and Capital Resources


Our operating activities used cash of approximately $0.3 million during the three months ended September 30, 2007, as compared to cash used of approximately $1.0 million for the same period in the prior year. Cash used in operations for the three months ended September 30, 2007 was primarily attributable to a net loss of approximately $0.4 million, which included reorganization costs, a decrease in accounts receivable of approximately $0.07 million, a decrease in prepaid expenses of $0.1 million, a decrease in post petition accounts payable of approximately $0.2 million and a decrease in deferred revenue in the amount of approximately $0.1 million. In addition, non-cash charges for depreciation and amortization, equity compensation and bad debt expense was approximately $0.06 million, $0.01 million and $0.06 million, respectively.

Our operating activities used cash of approximately $1.0 million during the three months ended September 30, 2006. Cash used in operations for the three months ended September 30, 2006 was primarily attributable to a net loss of approximately $0.7 million, a decrease in accounts payable of approximately $0.3 million, a decrease in prepaid expenses of approximately $0.07 million partially offset by non-cash charges for depreciation and amortization and bad debt expense of approximately $0.2 million and $0.1 million, respectively. Additionally, accounts receivable, inventory and deferred revenue increased by $0.4 million, $0.007 million, and $0.06 million, respectively.

There were no investing activities for the three months ended September 30, 2007. Our investing activities used approximately $ 0.07 million for the three months ended September 30, 2006. Cash used in investing activities was primarily attributable to payments on customer lists previously acquired in the amount of $0.06 million and patent cost paid $0.009 million.

                   NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


There were no financing activities for the three months ended September 30, 2007 and 2006.

Summary

Historically, we have experienced significant recurring net operating losses as well as negative cash flows from operations. Our main source of liquidity has been equity and debt financing, which has been used to fund continuing losses from operating activities. Based on the our cash position of approximately $0.7 million at September 30, 2007, and further taking into account ongoing costs related to the Chapter 11 bankruptcy proceedings, as well as the ultimate disposition of pre-petition claims of creditors pursuant to an approved plan of reorganization, we believe that we may not have sufficient cash to meet our funding requirements through September 30, 2008, without raising additional capital. Our ability to raise additional capital to fund operations also may have been impaired by the Chapter 11 reorganization proceeding. We plan to continue cost reduction efforts, as exemplified by our recent, substantial rent reduction, as well as seek financing to satisfy a plan of reorganization by our creditors. However, based upon the issues discussed herein, there can be no assurances that we will be able to raise additional capital on desirable terms or at all. These factors raise substantial doubt about our ability to continue as a going concern, which may require further restructuring, or a sale or liquidation and could cause significant dilution or a total loss to our shareholders. The financial statements do not include any adjustment relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern.



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

                   NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


It is our responsibility to establish and maintain adequate internal control over financial reporting. Management will be reviewing all systems and procedures relating to the financial close. There was no change in our Internal Controls during First Quarter Fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our Internal Controls.


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

                   NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

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




                         BY:  NETWOLVES CORPORATION



                        /s/ Scott Foote
                        --------------------------------------------------
                        Scott Foote
                        Chief Executive Officer, President and Director



                        /s/ Peter C. Castle
                        --------------------------------------------------
                        Peter C. Castle
                        Chief Financial Officer, Vice President-Finance, Director, Treasurer and Secretary



Date: November 14, 2007