Form 10QSB
period 2007-12-31
NETWOLVES CORP
filed 2008-02-14
CIK 1084103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2007
                                               -----------------
                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______


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


              4710 Eisenhower Blvd. Suite F-2, Tampa, Florida 33634
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (813) 579-3200
                                 --------------
              (Registrant's telephone number, including area code)

                                      None
                                      ----
   (Former name, former address and former fiscal year, if changed since last report)

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

      TITLE OF CLASS                          NUMBER OF SHARES OUTSTANDING ON
------------------------------
Common Stock, $.0033 par value                         February 5, 2008
                                                       -----------------

                                                          34,309,713
                                                          ----------

Transitional Small Business Disclosure Format (check one):   Yes [  ]   No [X]

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

                         FORM 10-QSB - December 31, 2007






                                      INDEX

PART I - FINANCIAL INFORMATION
      ITEM 1 - FINANCIAL STATEMENTS

        CONDENSED CONSOLIDATED BALANCE SHEETS
           December 31, 2007 (unaudited) and June 30, 2007 ...............................................   1 - 2

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           For the three and six months ended December 31, 2007 (unaudited) and 2006 (unaudited)..........     3

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the six months ended December 31, 2007 (unaudited) and 2006 (unaudited)   .................     4

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ...........................................     5 - 16

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
               OF OPERATION .............................................................................   16 - 22

      ITEM 3 - CONTROLS AND PROCEDURES ...................................................................    22


PART II - OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS .........................................................................    23

      ITEM 2 - CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES
                 OF EQUITY SECURITIES ....................................................................    23

      ITEM 3 - DEFAULTS UPON SENIOR SECURITIES ...........................................................    23

      ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......................................    23

      ITEM 5 - OTHER INFORMATION .........................................................................    23

      ITEM 6 - EXHIBITS...................................................................................    23

      SIGNATURES..........................................................................................   25-28

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 December 31,            June 30,
                                                                           --------------------- ----------------------
                                                                                    2007                  2007
                                                                           --------------------- ----------------------
ASSETS                                                                           (Unaudited)
Current assets
  Cash and cash equivalents                                                        $   499,984           $  1,027,465
  Accounts receivable, net of allowance for doubtful accounts
   of $120,000 and $0, respectively                                                  1,708,930              1,745,159
  Inventories, net                                                                      53,001                 74,279
  Prepaid expenses                                                                     371,152                494,149
                                                                           --------------------- ----------------------

       Total Current Assets                                                          2,633,067              3,341,052

Property and equipment, net                                                            112,689                 79,557

Identifiable intangible assets, net                                                    343,937                438,550

Goodwill and other indefinite lived intangible assets                                3,801,973              3,801,973

Other assets                                                                           266,679                150,852
                                                                           --------------------- ----------------------

       Total Assets                                                               $  7,158,345           $  7,811,984
                                                                           ===================== ======================

                                        1
See notes to condensed consolidated
  financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 December 31,            June 30,
                                                                             --------------------- ----------------------
                                                                                     2007                  2007
                                                                             --------------------- ----------------------
                                                                                 (Unaudited)
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
  Liabilities subject to compromise-pre-petition
    Current portion of long-term debt                                              $ 1,207,987            $ 1,207,987
    Account payable and accrued expenses                                             5,206,391              4,906,309
                                                                             --------------------- ----------------------

       Total Current Liabilities Subject to Compromise-Pre-
        Petition                                                                     6,414,378              6,114,296
                                                                             --------------------- ----------------------

  Liabilities not subject to compromise-post petition
    Account payable and accrued expenses                                             1,201,119              1,121,971
    Deferred revenue                                                                   815,838              1,092,580
                                                                             --------------------- ----------------------

       Total Current Liabilities Not Subject to Compromise-Post-
       Petition                                                                      2,016,957             2,214,551
                                                                             --------------------- ----------------------

       Total Liabilities                                                             8,431,335              8,328,847
                                                                             --------------------- ----------------------

Shareholders' Deficit

Series A convertible preferred stock, $.0033 par value; $7,123,016 and
$6,718,296 liquidation preference on December 31, 2007 and June 30, 2007, respectively; 1,000,000 authorized; 223,887 and 199,903 shares issued and outstanding on December 31, 2007 and June 30, 2007,
respectively.                                                                        2,778,404              2,418,644

Series B convertible preferred stock, $.0033 par value; $7,159,708 and
$6,778,360 liquidation preference on December 31, 2007 and June 30,
2007, respectively; 500,000 shares authorized; 201,886 shares issued
and outstanding on December 31, 2007 and June 30, 2007.                              2,519,689              2,519,689

Series C convertible preferred stock, $.0033 par value; $1,821,334 and
$1,721,735 liquidation preference on December 31, 2007 and June 30,
2007, respectively; 100,000 shares authorized; 14,131 and 12,962 shares issued and outstanding December 31, 2007 and June 30, 2007,
respectively.                                                                          275,501                205,361

Preferred stock, $.0033 par value; 400,000 shares authorized; no shares
issued and outstanding                                                                      --                     --

Common stock, $.0033 par value; 65,000,000 shares authorized;
34,309,713 shares issued and outstanding on December 31, 2007 and June
30, 2007.                                                                              113,223                113,223
Additional paid-in capital                                                          79,067,750             79,528,489
Accumulated deficit                                                                (86,027,557)           (85,302,269)
                                                                             --------------------- ----------------------

         Total Shareholders' Deficit                                                (1,272,990)              (516,863)
                                                                             --------------------- ----------------------

         Total Liabilities and Shareholders' Deficit                               $ 7,158,345            $ 7,811,984
                                                                             ===================== ======================

                                        2
See notes to condensed consolidated
  financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        For the Three Months Ended          For the Six Months Ended
                                                               December 31,                       December 31,
                                                     ---------------------------------- ---------------------------------
                                                          2007              2006             2007             2006
                                                     ---------------- ----------------- ---------------- ----------------
Revenue
  Voice services                                        $2,017,532        2,183,082        $4,104,566       $4,776,461
  Managed service charges                                2,145,054        2,158,531         4,217,800        4,215,809
                                                     ---------------- ----------------- ---------------- ----------------
                                                         4,162,586        4,341,613         8,322,366        8,992,270
                                                     ---------------- ----------------- ---------------- ----------------
Cost of Revenue (excluding depreciation and
amortization shown separately below)
  Voice services                                         1,334,897        1,455,075         2,685,918        3,153,272
  Managed service charges                                1,421,511        1,373,157         2,716,006        2,663,289
                                                     ---------------- ----------------- ---------------- ----------------
                                                         2,756,408        2,828,232         5,401,924        5,816,561
                                                     ---------------- ----------------- ---------------- ----------------
Operating Expenses
  General and administrative                               792,677        1,397,062         1,893,645        2,710,127
  Sales and marketing                                      603,292          940,244         1,222,484        1,720,667
  Depreciation and amortization                             61,797          205,643           123,907          412,096
                                                     ---------------- ----------------- ---------------- ----------------
                                                         1,457,766        2,542,949         3,240,036        4,842,890
                                                     ---------------- ----------------- ---------------- ----------------
Loss Before Other (Expense) Income                         (51,588)      (1,029,568)         (319,594)      (1,667,181)

 Other (Expense) Income
   Interest (expense) income                                (3,407)         (43,083)            9,761          (83,317)
   Reorganization cost                                    (298,102)              --          (404,061)              --
                                                     ---------------- ----------------- ---------------- ----------------
                                                          (301,509)         (43,083)         (394,300)         (83,317)
                                                     ---------------- ----------------- ---------------- ----------------
         Loss Before Income Taxes                         (353,097)      (1,072,651)         (713,894)      (1.750,498)
                                                     ---------------- ----------------- ---------------- ----------------
  Provision for income taxes                                     -           (1,324)          (11,403)         (67,364)
                                                     ---------------- ----------------- ---------------- ----------------
         Net Loss                                    $    (353,097)     $(1,073,975)     $   (725,297)    $ (1,817,862)
                                                     ================ ================= ================ ================

         Dividends on Convertible Preferred
         Stock                                            (217,115)        (198,284)     $   (481,713)    $   (387,136)
                                                     ================ ================= ================ ================

         Net Loss Attributable to Common
         Shareholders                                     (570,212)      (1,272,259)       (1,207,008)      (2,204,998)
                                                     ================ ================= ================ ================

         Basic and Diluted Net Loss Per Share         $      (0.02)      $    (0.04)      $     (0.04)    $      (0.07)
                                                     ================ ================= ================ ================
         Weighted Average Common Shares
         Outstanding, basic
            and diluted                                 34,309,713       33,521,399        34,309,713       33,327,788
                                                     ================ ================= ================ ================

                                       3
See notes to condensed consolidated
  financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                For the Six Months Ended December 31,
                                                                            --------------------------------------------
                                                                                     2007                  2006
                                                                            --------------------- ----------------------
Cash flows from operating activities
 Net loss                                                                          $  (725,297)         $  (1,817,862)
                                                                            --------------------- ----------------------

Adjustments to reconcile net loss to net cash used in operating
 Activities
    Depreciation                                                                        29,294                 35,350
    Amortization                                                                        94,613                376,746
    Bad debt expense                                                                   120,000                302,896
    Non-cash charge to operations with respect to stock, options and warrants issued for services and amortization of
      previously issued warrants                                                        20,975                347,142

       Loss on Disposal of Property and Equipment                                          276                  2,671

Changes in operating assets and liabilities
    Accounts receivable                                                                (83,771)              (468,612)
    Inventories                                                                         21,278                 36,709
    Prepaid expenses and other current assets                                          122,997               (173,180)
    Other Assets                                                                      (115,827)                    --
    Pre-petition accounts payable and accrued expenses                                 248,276               (364,402)
    Post-petition accounts payable and accrued expenses                                 79,149                     --
    Deferred revenue                                                                  (276,742)               371,004
                                                                            --------------------- ----------------------

         Net Cash Used In Operating Activities                                        (464,779)            (1,351,538)
                                                                            --------------------- ----------------------

Cash flows from investing activities
    Payment on existing customer list                                                       --                (90,000)
    Patent costs paid                                                                       --                 (8,901)
    Purchase of property and equipment                                                 (62,702)                    --
                                                                            --------------------- ----------------------

         Net Cash Used In Investing Activities                                         (62,702)               (98,901)
                                                                            --------------------- ----------------------
         Net Decrease in Cash and Cash Equivalents                                    (527,481)            (1,450,439)

Cash and Cash Equivalents - Beginning                                                1,027,465              2,016,156
-------------------------                                                   --------------------- ----------------------

Cash and Cash Equivalents - Ending                                                  $  499,984              $ 565,717
-------------------------                                                   ===================== ======================

Supplement Cash Flow Information
--------------------------------
  Cash paid for income taxes                                                         $  11,403              $  67,364

  Cash paid for interest                                                             $      --              $  96,978

Supplemental Disclosure of Non-Cash Investing and Financing Activities
----------------------------------------------------------------------
  Dividends accrued on convertible preferred stock                                     481,713                387,136
                                                                            ===================== ======================

  Dividends paid-in-kind on convertible preferred stock                                429,900                325,804
                                                                            ===================== ======================

  Conversions of preferred stock to common stock                                            --                345,501
                                                                            ===================== ======================

                                       4

See notes to condensed consolidated
  financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Interim financial information

     The summary financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. These financial statements, including the condensed consolidated balance sheet as of June 30, 2007, which has been derived from audited financial statements, are presented in accordance with the requirements of Form 10-QSB and consequently may not include all disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-KSB. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007. The results of operations for the three and six months ended December 31, 2007 are not necessarily indicative of the results to be expected for the full year.

2.   Bankruptcy, Management's Plan and Going Concern

     On May 21, 2007 NetWolves Corporation ("the Company") (also referred to as the "Debtor") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court (the "Bankruptcy Court") in order to facilitate the restructuring of the Debtor's debt, trade liabilities and other obligations. Throughout the Bankruptcy proceedings, the Debtors will continue to operate their business and manage their properties as "debtors-in-possession" pursuant to the Bankruptcy Code. In general, as debtors-in-possession, the Debtor is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The Financial Statements have also been prepared in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Accordingly, all pre-bankruptcy petition ("pre-petition") liabilities believed to be subject to compromise have been segregated in the Condensed Consolidated Balance Sheets (the "Balance Sheets") and classified as "liabilities subject to compromise" at the estimated amount of allowable claims under the Chapter 11 Cases. Liabilities not believed to be subject to compromise in the bankruptcy proceedings are separately classified as "current" and "non-current," as appropriate. Expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization are reported separately as "Reorganization Costs." Also, interest expense is reported only to the extent that it is to be paid during the Chapter 11 Cases. Contractual interest in total debt is as disclosed in Note 9. Cash used for reorganization items was approximately $298,000 and $404,000 for the three and six months ended December 31, 2007.

     Upon confirmation of all amounts owed, any remaining differences may be resolved by negotiated agreement between the Debtors and the claimant or by the Bankruptcy Court as part of the Chapter 11 Case. Consequently, the amounts included in the condensed consolidated balance sheets at December 31, 2007 and June 30, 2007 as liabilities that are subject to compromise under reorganization proceedings may be subject to adjustment. The Debtors have made appropriate provision for all claims of creditors it believes are valid; however, at this time, the Debtors cannot make a prediction as to the aggregate amount of claims allowed or the ultimate treatment of such allowed claims under the Plan.

     On October 29, 2007, the Company filed a Joint Plan of Reorganization of Debtors and related Disclosure Statement with the Bankruptcy Court.

     On January 17, 2008, the Company filed a First Amended Joint Plan of Reorganization of Debtors and related Disclosure Statement with the Bankruptcy Court.

     The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the ordinary course of business, and do not reflect adjustments that might result if the Company were unable to continue as a going concern. The
     Company has incurred net losses for each of the last two years. As of December 31, 2007, the Company had a working capital deficiency of $5,798,268 and shareholders' deficiency of $1,272,990. Realization of the Company's assets, however, is dependent on the continued operations of the Company and the future success of such operations. There can be no assurances that the Company will emerge from Chapter 11 bankruptcy. Historically, the Company has experienced significant recurring net operating losses as well as negative cash flows from operations. The Company's main source of liquidity has been equity and debt financing, which has been used to fund continuing losses from operating activities. Based on the Company's cash position of approximately $500,000, and further taking into account ongoing costs related to the Chapter 11 bankruptcy proceedings, as well as the ultimate disposition of pre-petition claims of creditors pursuant to an approved plan of reorganization, the Company believes that it may not have sufficient cash to meet the Company's funding requirements through December 31, 2008, without raising additional capital. The Company's ability to raise additional capital to fund operations also may have been impaired by the Chapter 11 reorganization proceeding. The Company plans to continue its cost reduction efforts as well as seek additional financing to satisfy a plan of reorganization by the Company's creditors. However, based upon the issues discussed herein, there can be no assurances that the Company will be able to raise additional capital on desirable terms or at all, in order to satisfy its future obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern, which may require further restructuring, or a

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     sale or liquidation of the Company and could cause significant dilution or a total loss to its shareholders. The financial statements do not include any adjustment relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

3.   The Company

     The consolidated financial statements include the accounts of NetWolves Corporation and its subsidiaries, NetWolves Technologies Corporation ("NWT"), Norstan Network Services, Inc., d/b/a NetWolves Network Services ("NNS") and TSG Global Education Web, Inc. ("TSG") (collectively "NetWolves" or the "Company").

     NetWolves Corporation is a global telecommunications and Internet managed services providers offering single-source network solutions that provides multi-carrier and multi-vendor implementation to over 1,000 customers. The Company's principal activity is to design, manage and deliver products and services allowing people and networks to access the Internet and telecommunications networks, efficiently and cost effectively. In addition to the prevailing networking equipment, NetWolves also offers our patented system technology to organizations with complex requirements, that our plug `n' play perimeter office security platforms and secure remote monitoring and management ("SRM2 TM") system ideally solve.

     The Company operates primarily in two distinct segments. The Voice Services segment provides voice services including switched and dedicated outbound, switched and dedicated toll-free inbound, calling and debit cards, and conference calling. The Managed Services Charges segment provides network and security technology and a variety of recurring managed data services giving its customers a single source solution.

4.   Reclassifications

     Certain reclassifications have been made to the December 31, 2006 condensed consolidated statement of operations and cash flows in order to have them conform to the current period's classifications. These reclassifications have no effect on previously reported net loss.

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

     The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes. Penalties are recorded in other expense and interest paid or

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     received is recorded in interest expense or interest income, respectively, in the statement of operations. There were no amounts accrued for penalties or interest as of or during the three and six months ended December 31, 2007. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is required to and plans to adopt the provisions of SFAS 159 beginning in the first quarter of fiscal 2008. The Company is currently assessing the impact of the adoption of SFAS 159.

     In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141R, "Business Combinations" ("SFAS 141R"), which replaces SFAS No. 141, "Business Combinations." SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

     In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary (previously referred to as minority interests). SFAS 160 also requires that a retained noncontrolling interest upon the deconsolidation of a subsidiary be initially measured at its fair value. Upon adoption of SFAS 160, the Company would be required to report any noncontrolling interests as a separate component of stockholders' deficit. The Company would also be required to present any net income allocable to noncontrolling interests and net income attributable to the stockholders of the Company separately in its condensed consolidated statement of operations. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 would have an impact on the presentation and disclosure of the noncontrolling interests of any non wholly owned businesses acquired in the future.

7.   Inventories

     Inventories consist of raw materials and finished goods. Inventories are valued at the lower of cost or net realizable value using the first-in, first-out method. Additionally, raw material and finished goods amounted to $144,303 and $82,012, respectively, at December 31, 2007 and $160,476 and
     $87,116, respectively, at June 30, 2007. At December 31, 3007 and June 30, 2007 the Company had a reserve for slow-moving inventories of $173,313.

8.   Accounts payable and accrued expenses

     Accounts payable and accrued expenses consist of the following:

                                                                                         Pre-Petition
                                                                          -----------------------------------------
                                                                              December 31,            June 30,
                                                                                  2007                  2007
                                                                          --------------------- -------------------
Pre-petition trade accounts payable and other accrued                         $4,275,784             $4,027,516
 operating expenses subject to compromise
Sales and excise tax payable                                                      54,754                 54,754
Dividends payable                                                                615,688                563,874
Compensated absences                                                              65,856                 65,856
Other liabilities                                                                194,309                194,309
                                                                          --------------------- -------------------

                                                                              $5,206,391             $4,906,309
                                                                          ===================== ===================

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                                                         Post-Petition
                                                                          --------------------------------------------
                                                                              December 31,            June 30,
                                                                                  2007                  2007
                                                                          --------------------- ----------------------
Post-petition trade accounts payable and other accrued operating                  $862,891              $ 756,977
expenses not subject to compromise
Sales and excise tax payable                                                        78,492                 13,226
Compensated absences                                                                43,568                 33,059
Other liabilities                                                                  168,094                270,474
Bonuses and commissions payable                                                     48,074                 48,074
Accrued taxes                                                                           --                    161
                                                                          --------------------- ----------------------


                                                                               $ 1,201,119             $1,121,971
                                                                          ==================== ======================

9.       Long Term Debt

       Long Term debt consists of the following:

                                                                                   December 31,             June 30
                                                                                       2007                   2007
                                                                                ----------------------------------------------
   Note  payable - 13 month  note,  18%  annual  interest  rate,  paid monthly. In addition, the Company is required to maintain certain covenants.
   This note was due March 2007 but has been extended to January 1, 2008.
   Collateralized by substantially all assets of the Company.                        $ 403,750             $  403,750

   Note payable - 18 month note, 18% annual interest rate paid monthly. In addition, the Company is required to maintain certain covenants. This note was due November 2007, with the exception of $95,000, has been extended to
   January 1, 2008. Collateralized by
   substantially all assets of the Company.                                            665,000                665,000

   Note  payable - 1  remaining  contingent  payment  in the amount of
   $50,000  due  July  31,  2007.  Payments  contingent  on  achieving
   targeted revenues.                                                                   50,000                 50,000
                                                                                ---------------------- ----------------------

   Note Payable - 18-month  note net of debt  discount of $5,763,  10%
   annual  interest  rate paid  monthly.  In addition,  the Company is
   required  to  maintain   certain   covenants.   Collateralized   by
   substantially all assets of the Company.                                             89,237                 89,237
                                                                                ---------------------- ----------------------

         Total long-term Debt                                                        1,207,987              1,207,987

         Less: Current Maturities                                                  (1,207,987)            (1,207,987)
                                                                                ---------------------- ----------------------

         Long-Term Debt, Less Current Maturities                                   $      --              $       --
                                                                                ====================== ======================

          The Company's voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code has resulted in default under the covenants of the above-discussed notes. As a result, the full-face amount of the notes, plus accrued interest, in the amount of $1,243,918 was due at June 30, 2007. Notwithstanding the aforementioned, the default has been stayed by the Chapter 11 bankruptcy proceeding pending the approval of a plan of reorganization

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

10.  Related party transactions

     During the three months ended December 31, 2007 and 2006, the Company paid approximately $45,000 and $52,000, respectively, for legal services to law firms in which an employee/stockholder is affiliated.

     During the six months ended December 31, 2007 and 2006, the Company paid approximately $90,000 and $88,000, respectively, for legal services to law firms in which an employee/stockholder is affiliated.

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

     For the six months ended December 31, 2007, there were no conversions of Preferred Stock.

     Dividends on the Series A, B and C Preferred Stock accrue at a rate of 12%, 12% and 9% per annum, respectively. Aggregate dividends accrued for the three and six months ended December 31, 2007 were $217,115 and $481,713, respectively. Aggregate dividends accrued for the three and six months ended December 31, 2006 were $198,284 and $387,136.

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

                                                                         Approximate
                                                  Maximum              net cumulative
                                                  allowable               issuances                  Maximum
       Plans               Date adopted           issuances           December 31, 2007           term in years
--------------------- ----------------------- ------------------- -------------------------- -----------------------
     1998 Plan              June 1998                282,500                72,500                        10
     2000 Plan              July 2000              1,500,000               750,000                        10
     2001 Plan            February 2001            1,750,000             1,675,000                        10
     2002 Plan              June 2002              3,000,000             1,394,650                        10
     2003 Plan              June 2003              2,400,000             2,153,450                        10
     2006 Plan              April 2006             1,000,000               315,500                        10
                                                   ---------             ---------
                                                   9,932,500             6,361,100
                                                   =========             =========

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     A summary of the Company's stock options is presented below:

                                                                              Weighted-Average       Aggregate Intrinsic
                                                  Stock Options                Exercise Price               Value
                                              --------------------------------------------------------------------------
 Outstanding, July 1, 2007                                 6,884,700                 $   0.46                $     --
 Granted                                                          --                       --                      --
 Exercised                                                        --                       --                      --
 Cancelled/forfeited                                       (523,600)                 $   1.60                      --
                                                           ---------                 ---------               --------

 Outstanding, December 31, 2007                            6,361,100                 $   0.37                $     --
                                                           =========                 ========                ========

 Exercisable, December 31, 2007                            6,025,764                 $   0.38                $     --
                                                           =========                 ========                ========

     The following table summarizes information about stock options outstanding at December 31, 2007:

                                        Options outstanding at                         Options exercisable at
                                           December 31, 2007                             December 31, 2007
                          ---------------------------------------------------- ---------------------------------------
                                                 Weighted
                                                  average         Weighted                             Weighted
                                                 remaining        average                              average
        Range of              Number of         contractual       exercise        Number of            exercise
    exercise prices             shares             life            price            Shares              price
------------------------- ------------------- ---------------- --------------- ----------------- ---------------------
$      0.00-$  0.50                5,213,000             3.65            0.16         4,877,664                  0.17
$      0.51-$  1.00                  517,100             4.63            0.99           517,100                  1.00
$      1.01-$  1.50                  552,000             0.27            1.19           552,000                  1.19
$      1.51-$  2.00                    6,500             0.81            1.88             6,500                  1.88
$      2.01-$ 12.00                   72,500             1.01            5.00            72,500                  5.00
                                   ---------                                          ---------
                                   6,361,100                                          6,025,764
                                   =========                                          =========

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     During the quarter ended March 31, 2007 the Company sold one 10% secured subordinated promissory note in the amount of $100,000 with an 18 month maturity date. As a result, the Company issued 200,000 shares of the Company's common stock for $5,000.

     NetWolves' voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code has resulted in a default under the covenants of the above-discussed notes. As a result, the full-face amount of the notes, plus accrued interest, in the amount of $1,243,918 was due at May 21, 2007. Notwithstanding the aforementioned, the default has been stayed by the Chapter 11 bankruptcy proceeding pending the approval of a plan of reorganization.

13.  Segment Information

     The Company reports segments in accordance with SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company's management evaluates its operations in two reportable business segments: Voice Services and Managed Service Charges. These two segments reflect management's approach to operating and directing the businesses and align financial and managerial reporting.

     The Voice Services segment provides voice services including switched and dedicated outbound, switched and dedicated toll-free inbound, dedicated T1 access loops, calling and debit cards, and conference calling. The Managed Service Charges segment provides network and security technology and a variety of recurring managed data services.

                                                        For the Three Months Ended         For the Six Months Ended
                                                               December 31,                      December 31,
                                                     --------------------------------- ---------------------------------
                                                          2007             2006             2007             2006
                                                     ---------------- ---------------- ---------------- ----------------
Revenue
  Voice services                                         $2,017,532        2,183,082      $4,104,566      $4,776,461
  Managed service charges                                 2,145,054        2,158,531       4,217,800       4,215,809
                                                        ------------     ------------    -----------     ------------

                                                          4,162,586        4,341,613       8,322,366       8,992,270
                                                        ------------     ------------    -----------     ------------

Cost of Revenue
  Voice services                                          1,334,897        1,455,075       2,685,918       3,153,272
  Managed service charges                                 1,421,511        1,373,157       2,716,006       2,663,289
                                                        ------------     ------------    -----------     ------------

                                                          2,756,408        2,828,232       5,401,924       5,816,561
                                                        ------------     ------------    -----------     ------------

Operating loss
Voice Services                                              (25,004)        (517,695)    $ (157,622)       $(885,563)
Managed Service Charges                                     (26,584)        (511,873)      (161,970)        (781,618)
                                                        ------------     ------------    -----------     ------------

         Total                                           $  (51,588)     $(1,029,568)    $ (319,592)     $(1,667,181)
                                                        ============     ===========     ===========     ============

     Revenue and cost of revenue are allocated to each segment on a specific identification method; operating expenses are allocated to each segment on a pro rata basis, based upon revenue. The Company is not disclosing total assets for each reportable segment because this information is not reviewed by the chief operating decision-maker.

     All of the Company's sales occur in the United States.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

14.  Significant agreements

     Sprint Communications Company L.P.
     The Company has two agreements with Sprint Communications Company L.P. ("Sprint") to supply telecommunication services to the Company. The agreement for switched services has a term of 28 months and the agreement for the data and private line services has a term of 24 months. The Company currently has a commitment to purchase a minimum of telecommunication services monthly from Sprint. The minimum monthly commitment is $750,000 and expires in November 2008.

     The Company made purchases from Sprint that aggregated approximately 29% and 34% of the total cost of revenue for the six months ended December 31, 2007 and 2006, respectively. For the three months ended December 31, 2007 and 2006, the Company made purchases from Sprint that aggregated approximately 28% and 31% of the total cost of revenue, respectively. The Company currently has a commitment to purchase a minimum of $750,000 of telecommunication services monthly from Sprint.

     In addition, the Company made purchases from Verizon that aggregated approximately 23% and 26% and Qwest that aggregated approximately 13% and 11% of the total cost of revenue for the six months ended December 31, 2007 and 2006, respectively. For the three months ended December 31, 2007 and 2006, the Company made purchases from Verizon of 22% and 22% and Qwest 14% and 11%, respectively.

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

          The actions referenced above against NetWolves were stayed pursuant to the Bankruptcy Code's automatic stay provisions on May 21, 2007 when NetWolves filed for reorganization under Chapter 11 of the Bankruptcy Code. The Company believes it has strong defenses to these lawsuits and intends to contest them vigorously. However, because these lawsuits are in the discovery phase, the Company is unable to provide an evaluation of the final outcome of the litigation. On August 17, 2007 the above referenced actions were removed to the federal court advisory proceedings subject to the bankruptcy codes.

     Leases

          The Company entered into a lease surrender agreement at the same time entering into a lease assignment agreement, which commenced on October 1, 2007 and expiring on May 31, 2009. Monthly rent is approximately $5,000 per month. On October 12, 2007, the Company vacated the premises and successfully relocated their Tampa office.

          The approximate future minimum annual lease payments, for the new office space is summarized as follows:

                                  Fiscal Year
                                Ending June 30,                 Amount
                      ----------------------------------- ------------------
                                    2008                        $  43,557
                                    2009                           58,076
                                                                ---------

                                    Total                        $101,633
                                                                =========

     16.  Subsequent Event

          On January 17, 2008, the Company filed a First Amended Joint Plan of Reorganization of Debtors and related Disclosure Statement with the Bankruptcy Court.

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Overview

NetWolves Corporation is a global telecommunications and Internet managed services providers offering single-source network solutions that provides multi-carrier and multi-vendor implementation to over 1,000 customers worldwide. Our principal activity is to design, manage and deliver products and services allowing people and networks to access the Internet and telecommunications networks, efficiently and cost effectively. In addition to the prevailing networking equipment, NetWolves also offers our patented system technology to organizations with complex requirements, that our plug `n' play perimeter office security platforms and secure remote monitoring and management ("SRM2 TM") system ideally solve. Additionally, NetWolves' advanced, centralized, reporting offers the ability for corporate executives to view, via the Internet, both statistical and performance based metrics for their global network.

We operate primarily in two distinct segments. The Voice Services segment provides voice services including switched and dedicated outbound, switched and dedicated toll-free inbound, calling and debit cards, and conference calling. The Managed Services Charges segment provides network and security technology and a variety of recurring managed data services.

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

Numerous creditors and purported creditors have filed proofs of claims with the Bankruptcy Court in the Company's Chapter 11 proceeding. The Company is in the process of reviewing these claims and it expects to object to a significant number of claims. Claims believed to be legitimate have been recorded by the Company at their historical amounts in the condensed consolidated balance sheet as December 31, 2007. If the Bankruptcy Court allows the claims the Company believes are baseless, the Company believes these creditors will participate in the Plan as general unsecured creditors. The ultimate impact of these claims on the Company's consolidated financial position and results of operations cannot presently be determined.

On October 29, 2007, the Company filed a Joint Plan of Reorganization of Debtors and related Disclosure Statement with the Bankruptcy Court.

On January 17, 2008, the Company filed a First Amended Joint Plan of Reorganization of Debtors and related Disclosure Statement with the Bankruptcy Court.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

Allowance for doubtful accounts

We provide allowances for doubtful accounts for estimated losses from the inability of customers to satisfy their accounts as originally contemplated at the time of sale and charges actual losses to the allowance when incurred. The calculation for these allowances is based on the detailed review of certain individual customer accounts, historical satisfaction rates and the Company's estimation of the overall economic conditions affecting our customer base. If the financial condition of our Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required in conjunction with the Company's May 21, 2007 Chapter 11 bankruptcy filing. All questionable accounts previously sent out to

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

agency were deemed uncollectible and written down at June 30, 2007. We have an allowance in the amount of $120,000 reserved for uncollectible accounts at December 31, 2007.

Income taxes

As part of the process of preparing our consolidated financial statements we are required to prepare our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have fully reserved our deferred tax assets at December 31, 2007 and June 30, 2007. If expectations for future performance, the timing of deductibility of expenses, or tax statutes change in the future, we could decide to adjust the valuation allowance, which may increase or decrease income tax expense.

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

Results of Operations
---------------------

The following discussion and analysis sets forth the major factors that affect the Company's results of operations and financial condition reflected in the unaudited financial statements for the three and six months ended December 31, 2007. This discussion and analysis should be read in conjunction with the information contained in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007, including the audited financial statements and footnotes included therein.

We currently operate in two business segments, the Voice Services segment ("Voice Services"), and the Managed Service Charges ("MSC") segment.

The six months ended December 31, 2007 compared to the six months ended December 31, 2006 is as follows:

Revenue

Revenue decreased to $8.3 million for the six months ended December 31, 2007, compared to $9.0 million for the same period in the prior year. The decrease in revenue is primarily attributable to a decrease in Voice Services segment of approximately $0.7 million. The decrease in the Voice Services segment was attributable to attrition within the customer base, which predominantly occurred prior to our May 21, 2007 filing for protection under Title 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida, Tampa.

Cost of revenue (excluding depreciation amortization)

Cost of revenue decreased to $5.4 million for the six months ended December 31, 2007 compared to $5.8 million for the same period in the prior year. Cost of revenue within the Voice Services segment decreased to $2.7 million compared to $3.2 million. This decreased cost of revenue is primarily attributable to customer attrition as previously described. The increased cost of revenue within the MSC segment was nominal.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

General and administrative

General and administrative expenses were $1.9 million and $2.7 million for the six months ended December 31, 2007 and 2006 respectively. The decrease in general and administrative expenses were due to a decrease in payroll and payroll related expenses of $0.2 million, a decrease in lease expense of $0.1 million, a decrease in professional fees of $0.1 million, a decrease in consulting expenses of approximately $0.3 million and a decrease in other expenses of $0.2 million.

Sales and marketing

Sales and marketing expenses decreased to $1.2 million for the six months ended December 31, 2007, compared to $1.7 million for the same period in the prior year. The decrease in sales and marketing expenses was primarily attributable to staff reductions which resulted in a decrease in payroll and payroll related expenses in the amount of $0.2 million, a decrease in associated sales and marketing expenses in the amount of $0.1 million and a decrease in bad debt expense in the amount of $0.2 million.

Other income (expenses)

The decrease in interest expense was due to the non payment of interest payments to the noteholders as a result of the reorganization. During a reorganization, interest expense is only recorded to the extent it will be paid during the proceeding or if it is probable it will be an allowed priority, secured or unsecured claim. Other expenses for the six months ended December 31, 2006 consisted of interest expense to the noteholders in the amount of $(0.1) million. There were no interest payments made to the noteholders for the six months ended December 31, 2007.

Reorganization Cost

We incurred reorganization costs of approximately to $0.4 million for the six months ended December 31, 2007 as a result of our May 21, 2007 filing for protection under Title 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida, Tampa. These charges relate to the ongoing Chapter 11 reorganization activities, necessary for the Company to reorganize and work out its plan to emerge from bankruptcy.

Three months ended December 31, 2007 and 2006

Revenue

Revenue decreased to $4.2 million for the three months ended December 31, 2007, compared to $4.3 million for the same period in the prior year. The decrease in revenue is attributable to our Voice Services segment where revenue decreased $2.0 million. The decrease in the Voice Services segment was attributable to customer attrition.

Cost of revenue (excluding depreciation and amortization)

Cost of revenue decreased to $2.8 million for the three months ended December 31, 2007, compared to $2.8 million for the same period in the prior year. The decrease is attributable to reduced cost in the Voice Services segment of approximately $0.1 million due to lost customers. The increase in cost of revenue within the MSC segment was nominal.

General and administrative

General and administrative expenses decreased to $0.8 million for the three months ended December 31, 2007, compared to $1.4 million for the same period in the prior year. The decrease was the result of cost cutting initiatives in addition to the relocation of our Tampa facility which decreased lease expense of approximately $0.1 million, a decrease in payroll and payroll related expenses of approximately $0.02 million, a decrease in various general and administrative expenses of approximately $0.1 million, a decrease in non cash equity compensation of approximately $0.08 million, a decrease in non cash equity consulting of approximately $0.2 million and a decrease in legal and accounting of approximately $0.1 million from the prior period.

Sales and marketing

Sales and marketing expenses decreased to $0.6 million for the three months ended December 31, 2007, compared to $0.9 million for the same period in the prior year. The decrease in sales and marketing expenses was primarily attributable to staff reductions which resulted in a decrease in payroll and payroll related expenses in the amount of $0.1 million, a decrease in bad debt in the amount of $0.1 million and a decrease in associated sales and marketing expenses in the amount of $0.1 million compared to the same period in the prior year. .


Other income (expenses)

Other income (expenses) decreased to $0.003 million for the three months ended December 31, 2007 compared to $0.04 million for the same period in the prior year. Other expense for the same period in the prior year consisted of a $0.05 million of interest payments to note holders.

Reorganization Cost

We incurred reorganization costs of approximately to $0.3 million for the three months ended December 31, 2007 as a result of our May 21, 2007 filing for protection under Title 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida, Tampa. These charges relate to the ongoing Chapter 11 reorganization activities, necessary for the Company to reorganize and work out its plan to emerge from bankruptcy.



Liquidity and Capital Resources

Our operating activities used cash of approximately $0.5 million during the six months ended December 31, 2007, as compared to cash used of approximately $1.4 million for the same period in the prior year. Cash used in operations for the six months ended December 31, 2007 was primarily attributable to a net loss of approximately $0.7 million, which included reorganization costs, a decrease in inventory of approximately $0.02 million, a decrease in prepaid expenses of $0.1 million and a decrease in deferred revenue in the amount of approximately $0.3 million. In addition, non-cash charges for depreciation and amortization, equity compensation and bad debt expense was approximately $0.1 million, $0.02 million and $0.1 million, respectively.

Our investing activities used approximately $ 0.06 million for the six months ended December 31, 2007 as compared to using $0.1 million for the same period in the prior year. Cash used in investing activities was primarily attributable to purchases of property and equipment during the relocation in the amount of $0.06 million. Cash used by investing activities for the six months ended December 31, 2006, was primarily attributable to payments on customer lists previously acquired in the amount of $0.1 and patent cost in the amount of approximately $0.009 million.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

There were no financing activities for the six months ended December 31, 2007 and 2006.

On October 29, 2007, our Joint Plan of Reorganization of Debtors and related Disclosure Statement was filed with the Bankruptcy Court.

On January 17, 2008, we filed a First Amended Joint Plan of Reorganization of Debtors and related Disclosure Statement with the Bankruptcy Court. We intend to borrow up to $600,000 (the "DIP Loan") secured by senior liens in the Company and certain of its subsidiaries assets. The DIP loan shall be used primarily to provide operating capital primarily to supplement its fluctuating cash flows through and up to confirmation.

The Company believes that the DIP loan is needed to assure cash flow requirements so that we have sufficient capital to meet the requirements of the business, make all deposits or advance payments and all other payments ordered by the Court through the date of confirmation. With the availability of the requested DIP Loan, we will be able to continue operations, move forward to obtain confirmation, exit financing and emerge from Chapter 11, although there can be no assurances that we will emerge from Chapter 11.




Summary

Historically, we have experienced significant recurring net operating losses as well as negative cash flows from operations. Our main source of liquidity has been equity and debt financing, which has been used to fund continuing losses from operating activities. Based on the our cash position of approximately $0.5 million at December 31, 2007, and further taking into account ongoing costs related to the Chapter 11 bankruptcy proceedings, as well as the ultimate disposition of pre-petition claims of creditors pursuant to an approved plan of reorganization, we believe that we may not have sufficient cash to meet our funding requirements through December 31, 2008, without raising additional capital. Our ability to raise additional capital to fund operations also may have been impaired by the Chapter 11 reorganization proceeding. We plan to continue cost reduction efforts, as exemplified by our recent, substantial rent reduction, as well as seek financing to satisfy a plan of reorganization by our creditors. However, based upon the issues discussed herein, there can be no assurances that we will be able to raise additional capital on desirable terms or at all. These factors raise substantial doubt about our ability to continue as a going concern, which may require further restructuring, or a sale or liquidation and could cause significant dilution or a total loss to our shareholders. The financial statements do not include any adjustment relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern.


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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

It is our responsibility to establish and maintain adequate internal control over financial reporting. Management will be reviewing all systems and procedures relating to the financial close. There was no change in our Internal Controls during Second Quarter Fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our Internal Controls.


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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES The Company's voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code has resulted in default under the covenants of the above-discussed notes. As a result, the full-face amount of the notes, plus accrued interest, in the amount of $1,243,918 was due at May 21, 2007. Notwithstanding the aforementioned, the default has been stayed by the Chapter 11 bankruptcy proceeding pending the approval of a plan of reorganization


     Not applicable.

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




                           BY:   NETWOLVES CORPORATION



                                 /s/ Scott Foote
                                 -------------------------------------
                                 Scott Foote
                                 Chief Executive Officer, President and Director




                                /s/ Peter C. Castle
                                --------------------------------------
                                Peter C. Castle
                                Chief Financial Officer, Vice President-Finance, Director, Treasurer and Secretary



Date: February 13, 2008