Form 10QSB
period 2008-03-31
NETWOLVES CORP
filed 2008-05-15
CIK 1084103

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008
                                                 --------------
                                       OR

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

     TITLE OF CLASS                       NUMBER OF SHARES OUTSTANDING ON
---------------------------                       May 9, 2008
                                                  -----------
Common Stock, $.0033 par value                    34,309,713
                                                  ----------

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

                          FORM 10-QSB - March 31, 2008

                                      INDEX


PART I - FINANCIAL INFORMATION

      ITEM 1 - FINANCIAL STATEMENTS

        CONDENSED CONSOLIDATED BALANCE SHEETS
           March 31, 2008 (unaudited) and June 30, 2007 ..................................................  1-2

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           For the three and nine months ended March 31, 2008 (unaudited) and 2007 (unaudited)............   3

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the nine months ended March 31, 2008 (unaudited) and 2007 (unaudited)   ...................   4

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS .............................................  5-17

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                 OF OPERATION ............................................................................ 17-23

      ITEM 3 - CONTROLS AND PROCEDURES ................................................................... 23-24


PART II - OTHER INFORMATION

      ITEM 1 - LEGAL PROCEEDINGS .........................................................................  24

      ITEM 2 - CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES
                 OF EQUITY SECURITIES ....................................................................  25

      ITEM 3 - DEFAULTS UPON SENIOR SECURITIES ...........................................................  25

      ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .......................................  25

      ITEM 5 - OTHER INFORMATION .........................................................................  25

      ITEM 6 - EXHIBITS...................................................................................  25

      SIGNATURES.......................................................................................... 26-29

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   March 31,              June 30,
                                                                            --------------------- ----------------------
                                                                                     2008                  2007
                                                                            --------------------- ----------------------
ASSETS                                                                            (Unaudited)
Current assets
  Cash and cash equivalents                                                        $   434,799           $  1,027,465
  Accounts receivable, net of allowance for doubtful accounts
   of $180,000 and $0, respectively                                                  1,374,180              1,745,159
  Inventories, net                                                                      20,935                 74,279
  Prepaid expenses                                                                     386,673                494,149
                                                                            --------------------- ----------------------

       Total Current Assets                                                          2,216,587              3,341,052

Property and equipment, net                                                            100,628                 79,557

Identifiable intangible assets, net                                                    298,651                438,550

Goodwill and other indefinite lived intangible assets                                3,801,973              3,801,973

Other assets                                                                           282,594                150,852
                                                                            --------------------- ----------------------

       Total Assets                                                               $  6,700,433           $  7,811,984
                                                                            ===================== ======================

                                        1
See notes to condensed consolidated
     financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                March 31,              June 30,
                                                                          --------------------- ----------------------
                                                                                  2008                   2007
                                                                          --------------------- ----------------------
                                                                               (Unaudited)
LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities

  Liabilities not subject to compromise-post petition
    Account payable and accrued expenses                                            $  780,628             $1,121,971
    Deferred revenue                                                                   707,580              1,092,580

    Debtor-In-Possession financing                                                     175,000                     -
                                                                          --------------------- ----------------------

       Total Liabilities Not Subject to Compromise-Post- Petition                    1,663,208             2,214,551
                                                                          --------------------- ----------------------
  Liabilities subject to compromise-pre-petition

    Current portion of long-term debt                                                1,207,987              1,207,987
    Account payable and accrued expenses                                             4,981,623              4,906,309
                                                                          --------------------- ----------------------

       Total Liabilities Subject to Compromise-Pre-
        Petition                                                                     6,189,610              6,114,296
                                                                          --------------------- ----------------------

       Total Liabilities                                                             7,852,818              8,328,847
                                                                          --------------------- ----------------------

Shareholders' Deficit
Series A convertible preferred stock, $.0033 par value; $7,321,802 and
$6,718,296 liquidation preference on March 31, 2008 and June 30, 2007, respectively; 1,000,000 authorized; 223,887 and 199,903 shares issued
and outstanding on March 31, 2008 and June 30, 2007, respectively.                   2,778,404              2,418,644

Series B convertible preferred stock, $.0033 par value; $7,377,277 and
$6,778,360 liquidation preference on March 31, 2008 and June 30, 2007, respectively; 500,000 shares authorized; 226,111 and 201,886 shares issued and outstanding on March 31, 2008 and June 30, 2007,
respectively.                                                                        2,907,289              2,519,689

Series C convertible preferred stock, $.0033 par value; $1,835,790 and
$1,721,735 liquidation preference on March 31, 2008 and June 30, 2007, respectively; 100,000 shares authorized; 14,131 and 12,962 shares
issued and outstanding March 31, 2008 and June 30, 2007, respectively.                 275,501                205,361

Preferred stock, $.0033 par value; 400,000 shares authorized; no shares
issued and outstanding                                                                      --                     --

Common stock, $.0033 par value; 65,000,000 shares authorized;
34,309,713 shares issued and outstanding on March 31, 2008 and June 30,
2007.                                                                                  113,223                113,223

Additional paid-in capital                                                          78,861,126             79,528,489

Accumulated deficit                                                               (86,087,928)           (85,302,269)
                                                                          --------------------- ----------------------

         Total Shareholders' Deficit                                               (1,152,385)              (516,863)
                                                                          --------------------- ----------------------

         Total Liabilities and Shareholders' Deficit                               $ 6,700,433            $ 7,811,984
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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               For the Three Months Ended             For the Nine Months Ended
                                                        March 31,                             March 31,
                                          -------------------------------------- -------------------------------------
                                                 2008               2007               2008               2007
                                          ------------------- ------------------ ------------------ ------------------
Revenue
  Voice services                                $1,894,040          $2,069,653         $5,998,606         $6,846,114
  Managed service charges                        2,151,816           2,210,338          6,369,616          6,426,147
                                          ------------------- ------------------ ------------------ ------------------
                                                 4,045,856           4,279,991         12,368,222         13,272,261
                                          ------------------- ------------------ ------------------ ------------------
Cost of Revenue (excluding depreciation
and amortization shown separately below)
  Voice services                                 1,187,188           1,501,798          3,873,106          4,655,070
  Managed service charges                        1,435,684           1,534,125          4,151,690          4,197,414
                                          ------------------- ------------------ ------------------ ------------------
                                                 2,622,872           3,035,923          8,024,796          8,852,484
                                          ------------------- ------------------ ------------------ ------------------

Operating Expenses
  General and administrative                       723,082             972,147          2,616,727          3,682,274
   Sales and marketing                             597,628             718,989          1,820,112          2,439,656
  Depreciation and amortization                     56,327             204,517            180,234            616,613
                                          ------------------- ------------------ ------------------ ------------------
                                                 1,377,037           1,895,653          4,617,073          6,738,543
                                          ------------------- ------------------ ------------------ ------------------

Income (Loss) Before Other (Expense)
Income                                              45,947            (651,585)          (273,647)        (2,318,766)

 Other (Expense) Income
   Interest (expense) income                        (1,855)            (50,387)             7,906           (133,704)

   Reorganization cost                            (103,009)                   -          (507,070)                 -
                                          ------------------- ------------------ ------------------ ------------------
                                                  (104,864)            (50,387)          (499,164)          (133,704)
                                          ------------------- ------------------ ------------------ ------------------

Loss Before Income Taxes                           (58,917)           (701,972)          (772,811)        (2,452,470)
                                          ------------------- ------------------ ------------------ ------------------

  (Provision for)/benefit from
   income taxes                                     (1,445)             66,659            (12,848)              (705)
                                          ------------------- ------------------ ------------------ ------------------

Net Loss                                     $     (60,362)         $ (635,313)      $   (785,659)      $ (2,453,175)
                                          =================== ================== =================  ==================

Dividends on Convertible Preferred Stock          (217,115)         $ (207,937)      $   (698,828)     $    (595,070)
                                          =================== ================== =================  ==================

Net Loss Attributable to Common
Shareholders                                      (277,477)         $ (843,250)        (1,484,487)      $ (3,048,245)
                                          =================== ================== =================  ==================

Basic and Diluted Net Loss Per Share         $       (0.01)         $    (0.02)      $      (0.04)      $      (0.09)
                                          =================== ================== =================  ==================

Weighted Average Common Shares
Outstanding, basic and diluted                  34,309,713          34,116,380         34,309,713         33,586,814
                                          =================== ================== =================  ==================

                                        3
See notes to condensed consolidated
     financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   For the Nine Months Ended
                                                                                           March 31,
                                                                         ---------------------------------------------
                                                                                   2008                   2007
                                                                         ---------------------- ----------------------
Cash flows from operating activities
           Net loss                                                                $( 785,659)          $ (2,453,175)
                                                                         ---------------------- ----------------------

Adjustments to reconcile net loss to net cash used in operating activities
    Depreciation                                                                       40,335                 51,493
    Amortization                                                                      139,899                565,120
    Bad debt expense                                                                  180,000                395,649
    Stock based compensation                                                           31,466                357,292
    Loss on disposal of property and equipment                                          1,296                  3,323

Changes in operating assets and liabilities
    Accounts receivable                                                               190,979               (147,204)
    Inventories                                                                        53,344                (10,461)
    Prepaid expenses and other current assets                                         107,476               (112,699)
    Other Assets                                                                     (131,742)               (47,030)
    Pre-petition accounts payable and accrued expenses                                193,985               (343,536)
    Post-petition accounts payable and accrued expenses                              (341,343)                    --
    Deferred revenue                                                                 (385,000)               562,828
                                                                         ---------------------- ----------------------

         Net cash used in operating activities                                       (704,964)            (1,178,400)
                                                                         ---------------------- ----------------------

Cash flows from investing activities
    Payment on existing customer list                                                      --               (100,000)
    Patent costs paid                                                                      --                 (8,901)
    Purchase of property and equipment                                                (62,702)                    --
                                                                         ---------------------- ----------------------

         Net cash used in investing activities                                        (62,702)              (108,901)
                                                                         ---------------------- ----------------------

Cash flows from financing activities
     Proceeds from debtor-in-possession financing                                     175,000                100,000
                                                                         ---------------------- ----------------------

             Net cash provided by financing activities                                175,000                100,000
                                                                         ---------------------- ----------------------

Net decrease in cash and cash equivalents                                            (592,666)            (1,187,301)

Cash and Cash Equivalents - Beginning                                               1,027,465              2,016,156
-------------------------                                                ---------------------- ----------------------

Cash and Cash Equivalents - Ending                                                 $  434,799              $ 828,855
-------------------------                                                ====================== =====================

Supplement Cash Flow Information
--------------------------------
  Cash paid for income taxes                                                       $   12,808              $  68,071
                                                                          ===================== =====================
  Cash paid for interest                                                           $       --              $ 144,413
                                                                          ===================== =====================

Supplemental Disclosure of Non-Cash Investing and Financing Activities
----------------------------------------------------------------------
  Dividends accrued on convertible preferred stock                                 $  698,828             $  595,070
                                                                          ===================== =====================

  Dividends paid-in-kind on convertible preferred stock                            $  817,500             $  689,740
                                                                          ===================== =====================

  Conversions of preferred stock to common stock                                   $       --             $  345,501
                                                                          ===================== =====================

                                        4
See notes to condensed consolidated
     financial statements.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Interim financial information

     The summary financial information contained herein is unaudited; however, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of such financial information have been included. These financial statements, including the condensed consolidated balance sheet as of June 30, 2007, which has been derived from audited financial statements, are presented in accordance with the requirements of Form 10-QSB and consequently may not include all disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-KSB. The accompanying condensed consolidated financial statements and related notes should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007. The results of operations for the three and nine months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

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

     The condensed consolidated financial statements have also been prepared in accordance with the guidance in the American Institute of Certified Public Accountants ("AICPA") Statement of Position 90-7, "Financial Reporting by

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Entities in Reorganization under the Bankruptcy Code" ("SOP 90-7"). Accordingly, all pre-bankruptcy petition ("pre-petition") liabilities believed to be subject to compromise have been segregated in the Condensed Consolidated Balance Sheets (the "Balance Sheets") and classified as
     "liabilities subject to compromise" at the estimated amount of allowable claims under the Chapter 11 Cases. Liabilities not believed to be subject to compromise in the bankruptcy proceedings are separately classified as "current" and "non-current," as appropriate. Expenses (including professional fees), realized gains and losses, and provisions for losses resulting from the reorganization are reported separately as "Reorganization Costs." Also, interest expense is reported only to the extent that it is to be paid during the Chapter 11 Cases. Contractual interest in total debt is as disclosed in Note 9. Cash used for reorganization items was approximately $100,000 and $500,000 for the three and nine months ended March 31, 2008.

     Upon confirmation of all amounts owed, any remaining differences may be resolved by negotiated agreement between the Debtors and the claimant or by the Bankruptcy Court as part of the Chapter 11 Case. Consequently, the amounts included in the condensed consolidated balance sheets at March 31, 2008 and June 30, 2007 as liabilities that are subject to compromise under reorganization proceedings may be subject to adjustment. The Debtors have made appropriate provision for all claims of creditors it believes are valid; however, at this time, the Debtors cannot make a prediction as to the aggregate amount of claims allowed or the ultimate treatment of such allowed claims under the Plan.

     On October 29, 2007, the Company filed a Joint Plan of Reorganization of Debtors and related Disclosure Statement with the Bankruptcy Court.

     On January 17, 2008, the Company filed a First Amended Joint Plan of Reorganization of Debtors and related Disclosure Statement with the Bankruptcy Court.

     On March 27, 2008, the Company filed a Second Amended Joint Plan of Reorganization of Debtors and related Disclosure Statement with the Bankruptcy Court. On April 29, 2008, the court approved the adequacy of the Disclosure Statement for distribution. The following summarizes certain key elements of the Plan:

     o The Company has proposed to pay allowed claims of telecom providers in full through the distribution of cash over 12 months.

     o The Company has proposed to pay allowed priority tax claims in full through the distribution of cash over five years.

     o The Company has proposed to pay allowed secured claims arising from the March 2007, May 2006 and March 2006 security transactions either 25% of the claim in cash distributed over 24 months or shares of new common stock having a value equal to 100% of their claim.

     o The Company has proposed to pay allowed claims of Universal Service Administrative Company either 25% of the claim in cash distributed over 24 months or shares of new common stock having a value equal to 100% of their claim.

     o The Company has proposed to pay allowed general unsecured claims either 25% of the claim in cash distributed over 24 months or shares of new common stock having a value equal to 100% of their claim.

     o The Company has proposed to pay existing preferred shareholders in full satisfaction a pro rata distribution of new common stock based on the aggregate number of the preferred shares held.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     o The Company has proposed that holders of common stock will retain their interests in NetWolves, subject to the dilution through a reverse split and the issuance of New Common Stock to senior classes of the creditors and preferred shareholders.

          In addition, a hearing for the court to consider confirmation of the Company's bankruptcy plan has been scheduled for June 24, 2008.

     For the three and nine months ended March 31, 2008, reorganization costs amounted to $103,009 and $507,070, respectively. For the three months ended reorganization cost consisted of:

                                           Three Months ended      Nine Months Ended
                                              March 31, 2008         March 31, 2008
                                           ------------------      ----------------
                                              (Unaudited)
     Legal                                      $ 67,500              $ 210,638
     Trustee Fees                                  8,500                 25,750
     Other                                        27,864                102,134
     Vendor Concessions                              --                 168,548
                                           ------------------      ----------------
                                               $ 103,009              $ 507,070

          The Debtors are operating pursuant to chapter 11 of the Bankruptcy Code and continuation of the Company as a going concern is contingent upon, among other things, the Debtors' ability (i) to comply with the terms and conditions of their debtor-in-possession ("DIP") financing agreement; (ii) to continue its cost reduction efforts during the bankruptcy process; (iii) to return to profitability; (iv) to generate sufficient cash flow from operations; and (v) to obtain financing sources to meet the Company's future obligations. These matters create substantial uncertainty relating to the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not reflect any adjustments relating to the recoverability of assets and classification of liabilities that might result from the outcome of these uncertainties. In addition, as described above, the Company filed its proposed plan of reorganization with the Court and is awaiting confirmation of the plan. A confirmed plan of reorganization often materially changes the amounts reported in a company's consolidated financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization. There can be no assurances that the Company will emerge from Chapter 11 bankruptcy.

3.   The Company

     The condensed consolidated financial statements include the accounts of NetWolves Corporation and its subsidiaries, NetWolves Technologies Corporation ("NWT"), Norstan Network Services, Inc., d/b/a NetWolves Network Services ("NNS") and TSG Global Education Web, Inc. ("TSG") (collectively "NetWolves" or the "Company").

     NetWolves Corporation is a global telecommunications and Internet managed services providers offering single-source network solutions that provides multi-carrier and multi-vendor implementation to over 1,000 customers. The Company's principal activity is to design, manage and deliver products and services allowing people and networks to access the Internet and telecommunications networks, efficiently and cost effectively. In addition to the prevailing networking equipment, NetWolves also offers its patented system technology to organizations with complex requirements, that its plug `n' play perimeter office security platforms and secure remote monitoring and management ("SRM2 TM") system ideally solve.

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

4.   Reclassifications

     Certain reclassifications have been made to the March 31, 2007 condensed consolidated statement of operations and cash flows in order to have them conform to the current period's classifications. These reclassifications have no effect on previously reported net loss.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     The Company's policy for recording interest and penalties associated with audits is to record such items as a component of income before income taxes. Penalties are recorded in other expense and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of operations. There were no amounts accrued for penalties or interest as of or during the three and nine months ended March 31, 2008. The Company does not expect its unrecognized tax benefit position to change during the next twelve months. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

6.   Summary of Recent Accounting Pronouncements

     In December 2006, the FASB issued "FASB Staff Position ("FSP") EITF 00-19-2, "Accounting for Registration Payment Arrangements". This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, "Accounting for Contingencies". This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP amends various authoritative literature notably FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This FSP is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to December 21, 2007. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 21, 2007, the guidance in the FSP is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     adoption of this pronouncement did not have a material impact on the Company's financial position, results of operations, or cash flows.

     In September 2007, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It codifies the definitions of fair value included in other authoritative literature; clarifies and, in some cases, expands on the guidance for implementing fair value measurements; and increases the level of disclosure required for fair value measurements. Although SFAS 157 applies to (and amends) the provisions of existing authoritative literature, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will evaluate the impact of adopting SFAS 157 but does not expect that it will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     In February 2008, the FASB issued FASB Staff Position ("FSP") 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements For Purposes of Lease Classification or Measurement Under Statement 13" ("FSP 157-1") and FSP 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"), which, respectively, remove leasing transactions from the scope of SFAS 157 and defer its effective date for one year relative to certain nonfinancial assets and liabilities. As a result, the application of the definition of fair value and related disclosures of SFAS 157 (as impacted by FSP 157-1 and FSP 157-2) was effective for the Company beginning January 1, 2008 on a prospective basis with respect to fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in the Company's financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. This adoption did not have a material impact on the Company's consolidated financial position or results of operations. The remaining aspects of SFAS 157, for which the effective date was deferred under FSP 157-2, are currently being evaluated by the Company. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived assets groups measured at fair value for an impairment assessment. The effects of these remaining aspects of SFAS 157 are to be applied to fair value measurements prospectively beginning January 1, 2009. The Company does not expect these remaining aspects to have a material impact on the Company's financial position or results of operations.

     In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. The guidance in SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not expect the adoption of SFAS 161 to have a material impact on its consolidated financial position or results of operations.

7.   Inventories

     Inventories consist of raw materials and finished goods. Inventories are valued at the lower of cost or net realizable value using the first-in, first-out method. Inventory amounted to $194,248 and $247,592 at March 31, 2008 and June 30, 2007, respectively. At March 31, 2008 and June 30, 2007 the Company had a reserve for slow-moving inventories of $173,313.

8.   Accounts payable and accrued expenses

     Accounts payable and accrued expenses consist of the following:

                                                                               Liabilities Subject to Compromise
                                                                                         Pre-Petition
                                                                          --------------------------------------------
                                                                                 March 31,              June 30,
                                                                                  2008                  2007
                                                                          --------------------- ----------------------
Pre-petition trade accounts payable and other accrued                               $4,221,501             $4,027,516
 operating expenses subject to compromise
Sales and excise tax payable                                                            54,754                 54,754


                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Dividends payable                                                                      445,203                563,874
Compensated absences                                                                    65,856                 65,856
Other liabilities                                                                      194,309                194,309
                                                                          --------------------- ----------------------
                                                                                   $ 4,981,623             $4,906,309
                                                                          ===================== ======================


                                                                                         Post-Petition
                                                                          --------------------------------------------
                                                                                  March 31,              June 30,
                                                                                    2008                  2007
                                                                          --------------------- ----------------------
Post-petition trade accounts payable and other accrued operating
expenses not subject to compromise                                                    $396,525              $ 756,977
Sales and excise tax payable                                                            71,413                 13,226
Compensated absences                                                                    46,249                 33,059
Other liabilities                                                                      218,539                270,474
Bonuses and commissions payable                                                         47,902                 48,074
Accrued taxes                                                                              --                     161
                                                                          --------------------- ----------------------
                                                                                     $ 780,628             $1,121,971
                                                                          ===================== ======================

9.   Long Term Debt

     Long  term  debt,  subject  to  compromise  pre-petition,  consists  of the
     ---------------------------------------------------------------------------
     following:
     ---------

                                                                                     March 31,               June 30
                                                                                       2008                    2007
                                                                                --------------------------------------
   Note  payable - 13 month  note,  18%  annual  interest  rate,  paid               $ 403,750             $  403,750
   monthly. In addition, the Company is required to maintain certain covenants.
   This note was due March 2007, however, was extended to January 1, 2008.
   Collateralized by substantially all assets of the Company.

   Note payable - 18 month note, 18% annual interest rate paid monthly. In addition, the Company is required to maintain certain covenants. This note was due November 2007, with the exception of $95,000, however, was extended to January 1, 2008. Collateralized
   by substantially all assets of the Company.                                         665,000                665,000

   Note  payable - 1  remaining  contingent  payment  in the amount of
   $50,000  due  July  31,  2007.  Payments  contingent  on  achieving
   targeted revenues.                                                                   50,000                 50,000

   Note payable - 18-month note net of debt discount of $5,763, 10% annual interest rate paid monthly. In addition, the Company is required to maintain certain covenants. Collateralized by
   substantially all assets of the Company.                                             89,237                 89,237

         Total long-term Debt                                                        1,207,987              1,207,987

         Less: Current Maturities                                                   (1,207,987)            (1,207,987)
                                                                                  -----------             -----------

         Long-Term Debt, Less Current Maturities                                  $         --             $      --
                                                                                  ============             ===========

     The Company's voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code has resulted in default under the covenants of the above-discussed notes. As a result, the full-face amount of the notes, plus accrued interest, in the amount of $1,243,918 was due at June 30, 2007.

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Notwithstanding the aforementioned, the default has been stayed by the Chapter 11 bankruptcy proceeding pending the approval of a plan of reorganization.

     Debtor in possession financing:
     ------------------------------

     The Company obtained debtor in possession financing in the amount of $175,000 is represented by Secured Convertible Promissory Notes. The Secured Notes ranks senior to all existing securities of the Company, shall be secured by all of the assets of the Company and shall provide that no other debtor in possession indebtedness of the Company (including replacement credit facilities but excluding trade payable incurred in the ordinary course of business) shall be created without the consent of the Secured Note holders. The Company received $50,000 during February 2008 and $125,000 during March 2008. The agreements governing the Secured Notes shall contain standard provisions for debtor in possession financing with superpriority claim status in a federal bankruptcy case. The principal amount of the Secured Note bears interest at 12% per annum, which begins to accrue on the issuance date of the Secured Note and payable quarterly in case thereafter (18.00% per annum, retroactive to the closing date, after an event of default), with principal and accrued and unpaid interest on the Secured Notes due, unless converted, within thirty (30) days after confirmation of the bankruptcy plan. The Secured Notes are secured by a lien, superior to all other liens, claims, and/or security interests on all of the Company's assets, perfected in the manner required by Investors.

     The bankruptcy court approved loans of up to $600,000 (the "debtor-in-possession loan") secured by senior liens in the Company and certain of its subsidiaries assets. The debtor-in-possession loan shall be used primarily to provide operating capital primarily to supplement its fluctuating cash flows through and up to confirmation.

10.  Shareholders' equity

     Preferred stock
     ---------------
     On May 1, 2007 stock dividends totaling 1,169 shares with a value of $70,140 were paid in Series C Preferred Stock to Series C Preferred Stock investors representing accrued dividends through April 30, 2008.

     On July 1, 2007 stock dividends totaling 23,984 shares with a value of $ 359,760 were paid in Series A Preferred Stock to Series A Preferred Stock investors representing accrued dividends through June 30, 2007.

     On February 1, 2008 stock dividends totaling 24,225 shares with a value of $387,600 were paid in Series B Preferred Stock to Series B investors representing accrued dividends through January 31, 2008.

     For the nine months ended March 31, 2007, investors converted 13,778 shares of Series B Preferred Stock, resulting in issuance of 275,616 shares of common stock with a value of $345,501. There were no conversions of Series A Preferred Stock or Series C Preferred Stock.

     For the nine months ended March 31, 2008, there were no conversions of Preferred Stock.

     Dividends on the Series A, B and C Preferred Stock accrue at a rate of 12%, 12% and 9% per annum, respectively. Aggregate dividends accrued for the three and nine months ended March 31, 2008 were $217,115 and $698,828, respectively. Aggregate dividends accrued for the three and nine months ended March 31, 2007 were $207,937 and $595,070.

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

                                                                         Approximate
                             Maximum net cumulative
                                                  allowable               issuances                  Maximum
       Plans               Date adopted           issuances            March 31, 2008             term in years
--------------------- ----------------------- ------------------- -------------------------- -------------------------
     1998 Plan              June 1998              282,500                     72,500                  10
     2000 Plan              July 2000            1,500,000                    750,000                  10
     2001 Plan            February 2001          1,750,000                  1,675,000                  10
     2002 Plan              June 2002            3,000,000                    794,650                  10
     2003 Plan              June 2003            2,400,000                  2,153,450                  10
     2007 Plan              April 2007           1,000,000                    315,500                  10
                                                 ---------                  ---------
                                                 9,932,500                  5,761,100
                                                 =========                  =========

A summary of the Company's stock options is presented below:

                                                                        Weighted-Average       Aggregate Intrinsic
                                                  Stock Options          Exercise Price               Value
                                              ------------------------------------------------------------------------
 Outstanding, July 1, 2007                           6,884,700                 $   0.46                $     --
 Granted                                                    --                       --                      --
 Exercised                                                  --                       --                      --
 Cancelled/forfeited                                (1,123,600)                $   1.37                      --
                                                    -----------                ---------                ------------
 Outstanding, March 31, 2008                         5,761,100                 $   0.29                $     --
                                                    ===========                =========               =============
 Exercisable, March 31, 2008                         5,512,991                 $   0.29                $     --
                                                    ===========                =========               =============

     The following table summarizes information about stock options outstanding at March 31, 2008:

                                        Options outstanding at                         Options exercisable at
                                            March 31, 2008                                 March 31, 2008
                          ---------------------------------------------------- ---------------------------------------
                                                 Weighted
                                                  average         Weighted                             Weighted
                                                 remaining        average                              average
        Range of              Number of         contractual       exercise        Number of            exercise
    exercise prices             shares             life            price            Shares              price
------------------------- ------------------- ---------------- --------------- ----------------- ---------------------
$      0.00-$  0.50            5,213,000             3.40            0.16         4,964,891          0.16
$      0.51-$  1.00              417,100             5.48            0.99           417,100          1.00
$      1.01-$  1.50               52,000             0.29            1.06            52,000          1.06
$      1.51-$  2.00                6,500             0.56            1.88             6,500          1.88
$      2.01-$ 12.00               72,500             0.76            5.00            72,500          5.00
                               ---------                                          ---------
                               5,761,100                                          5,512,991
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

                                                      For the Three Months Ended        For the Nine Months Ended
                                                              March 31,                         March 31,
                                                   --------------------------------- ---------------------------------
                                                        2008             2007             2008             2007
                                                   ---------------- ---------------- ---------------- ----------------
Revenue
  Voice services                                         $1,894,040       $2,069,653       $5,998,606       $6,846,114
  Managed service charges                                 2,151,816        2,210,338        6,369,616        6,426,147
                                                          ---------        ---------        ---------        ---------

                                                          4,045,856        4,279,991       12,368,222       13,272,261
                                                          ---------        ---------        ---------        ---------

Cost of Revenue
  Voice services                                          1,187,188        1,501,798        3,873,106        4,655,070
  Managed service charges                                 1,435,684        1,534,125        4,151,690        4,197,414
                                                          ---------        ---------        ---------        ---------

                                                          2,622,872        3,035,923        8,024,796        8,852,484
                                                          ---------        ---------       ----------        ---------

Operating income (loss)
Voice Services                                               21,510         (315,083)      $ (132,719)      (1,196,069)
Managed Service Charges                                      24,437         (336,502)        (140,928)      (1,122,697)
                                                         ----------        ----------      ---------      -----------

         Total                                              $45,947       $ (651,585)      $ (273,647)    $ (2,318,766)
                                                         ==========       ===========       =========     =============

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

12.  Significant agreements

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

     The Company made purchases from Sprint that aggregated approximately 28% and 32% of the total cost of revenue for the nine months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008 and

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     2007, the Company made purchases from Sprint that aggregated approximately 28% of the total cost of revenue.

     In addition, the Company made purchases from Verizon that aggregated approximately 21% and 24% and Qwest that aggregated approximately 14% and 11% of the total cost of revenue for the nine months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008 and 2007, the Company made purchases from Verizon of 18% and 20% and from Qwest of 15% and 12%, respectively.

13.  Commitments and contingencies

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

     On July 1, 2004, an agreement was entered into with the Chief Financial Officer for a term of five years, terminating on July 1, 2009 and subject to an additional one-year extension, at an annual salary of $175,000.

     As part of the plan to reduce certain expenses of the Company the Chief Financial Officer voluntarily accepted a pay reduction of 50% of his current pay. This amount is net of an existing 15% deferment and commenced February 1, 2007. This reduction was reinstated to its original amount by the consent of the Company's Board of Directors as of June 30, 2007.

     Litigation

     a. On April 24, 2007, the Company's subsidiary NetWolves ECCI Corp (the "Subsidiary") filed an action in the Florida Circuit Court, Hillsborough County against Education Communications Consortia Inc. ("ECCI"). The action arises from ECCI's breach of the October 1, 2004 Asset Purchase Agreement between the parties (the "Agreement") by failing to pay $70,273 pursuant to a reconciliation of billings, receivable and costs in accordance with the terms of the Agreement.

          On April 27, 2007, ECCI served the Company and Subsidiary with an action in the Circuit Court of Kanawha County, West Virginia, alleging, inter alia that the Subsidiary had failed to pay the $200,000 first installment of a promissory note ("the Note") and has anticipatorily breached payment of the remaining balance. As a consequence, ECCI alleges that the entire $800,000 note, together with interest and costs, is jointly and severally due and payable by the Subsidiary and by the Company, as guarantor. ECCI asserts additional claims against the Company in the aggregate sum of approximately $121,000 based on alleged reimbursable costs incurred by ECCI.

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


     b. At a meeting of the Board of Directors held on December 4, 2007, the Company accepted the resignation of Walter M. Groteke as Chairman,

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

          Chief Executive Officer and a director of the Company, effective immediately. At the same time, Scott Foote, a director of the Company, was appointed as its Acting Chief Executive Officer.

          The action was the result of a series of events commencing with a resolution approved by the Board of Directors on October 27, 2007 to separate the positions of Chairman and Chief Executive Officer, both positions being held by Walter M. Groteke, subject to finding a suitable candidate, if any, for the position of Chief Executive Officer. As previously reported, a committee was appointed to search for candidates for the position of Chief Executive Officer. At the same time Scott Foote, formerly Vice President was appointed as the Company's Acting President to be involved in day-to-day operations.

          In response to these resolutions, Mr. Groteke through his counsel, informed the Company on November 16, 2007, by written notice as required by his employment agreement, that Mr. Groteke was resigning from the Company for "good reason," as defined in the employment agreement; that the letter constituted his 15-day formal notice, making his resignation effective December 1, 2007; and that Mr. Groteke was demanding all compensation and benefits set forth in the agreement through June 30, 2010, the remainder of its term.

          On November 21, 2007, the Company through its counsel responded to the November 16th letter by denying that Mr. Groteke had any basis for his claims, stating among other things, that Mr. Groteke remained Chairman and CEO with all of his responsibilities inherent in these positions. By letter dated November 28, 2007, Mr. Groteke's counsel affirmed his prior position.

          At the December 4, 2007 Board of Directors meeting, the Board of Directors formally accepted his resignation. The acceptance was based on his voluntary resignation and not for the reasons set forth by his counsel.

          On December 6, 2007, in the Hillsborough County Circuit Court of the State of Florida, Mr. Groteke served the Company with an action seeking declaratory relief and a judgment for his full compensation and benefits under the employment agreement, on the grounds previously set forth.

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

                     NETWOLVES CORPORATION AND SUBSIDIARIES

                             (DEBTOR-IN-POSSESSION)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The approximate future minimum annual lease payments, for the new office space is summarized as follows:

                  Fiscal Year
                Ending June 30,                  Amount
       ----------------------------------- ------------------
                      2008                     $  43,557
                      2009                        58,076
                                               ----------
                      Total                    $ 101,633
                                               =========

14.  Subsequent Event

Subsequent to March 31, 2008, the Company received an additional $225,000 under the terms of the DIP financing.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

This Form 10-QSB includes, without limitation, certain statements containing the words "anticipate," "believes," "estimate," "expect," "should," "intend," "projects," "objective," and similar expressions, as they relate to the Company or its management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors, including but not limited to, business and economic conditions, ability to attract and retain new and existing customers, ability to raise additional funds, competitive factors and pricing pressure, capacity and supply constraints, the ability to sustain our projected rate of growth and the risk factors set forth in our filings with the Securities and Exchange Commission, our ability to successfully reorganize under Chapter 11 of the U.S. Bankruptcy Code; our ability to execute our business plans and objectives; our ability to retain customers, suppliers; vendors, partners and employees during our reorganization; regulatory and legal uncertainty. "

Overview

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

Numerous creditors and purported creditors have filed proofs of claims with the Bankruptcy Court in the Company's Chapter 11 proceeding. The Company is in the process of reviewing these claims and it expects to object to a significant number of claims. Claims believed to be legitimate have been recorded by the Company at their historical amounts in the condensed consolidated balance sheet as March 31, 2008. If the Bankruptcy Court allows the claims the Company believes are baseless, the Company believes these creditors will participate in the Plan as general unsecured creditors. The ultimate impact of these claims on the Company's consolidated financial position and results of operations cannot presently be determined.

On October 29, 2007, the Company filed a Joint Plan of Reorganization of Debtors and related Disclosure Statement with the Bankruptcy Court.

On January 17, 2008, the Company filed a First Amended Joint Plan of Reorganization of Debtors and related Disclosure Statement with the Bankruptcy Court.

On March 27, 2008, the Company filed a Second Amended Joint Plan of Reorganization of Debtors and related Disclosure Statement with the Bankruptcy Court. On April 29, 2008, the court approved the adequacy of the Disclosure Statement for distribution. The following summarizes certain key elements of the
Plan:

     o The Company has proposed to pay allowed claims of telecom providers in full through the distribution of cash over 12 months.

     o The Company has proposed to pay allowed priority tax claims in full through the distribution of cash over five years.

     o The Company has proposed to pay allowed secured claims arising from the March 2007, May 2006 and March 2006 security transactions either 25% of the claim in cash distributed over 24 months or shares of new common stock having a value equal to 100% of their claim.

     o The Company has proposed to pay allowed claims of Universal Service Administrative Company either 25% of the claim in cash distributed over 24 months or shares of new common stock having a value equal to 100% of their claim.

     o The Company has proposed to pay allowed general unsecured claims either 25% of the claim in cash distributed over 24 months or shares of new common stock having a value equal to 100% of their claim.

     o The Company has proposed to pay existing preferred shareholders in full satisfaction a pro rata distribution of new common stock based on the aggregate number of the preferred shares held. o The Company has proposed that holders of common stock will retain their interests in NetWolves, subject to the dilution through a reverse split and the issuance of New Common Stock to senior classes of the creditors and preferred shareholders.

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

Allowance for doubtful accounts

We provide allowances for doubtful accounts for estimated losses from the inability of customers to satisfy their accounts as originally contemplated at the time of sale and charges actual losses to the allowance when incurred. The calculation for these allowances is based on the detailed review of certain individual customer accounts, as well as a percentage of historical run rates and the Company's estimation of the overall economic conditions affecting our customer base. If the financial condition of our Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. All questionable accounts previously sent out to agency were deemed uncollectible and written down at June 30, 2007. We have an allowance in the amount of $180,000 reserved for uncollectible accounts at March 31, 2008.

Income taxes

As part of the process of preparing our condensed consolidated financial statements we are required to prepare our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. We have fully reserved our deferred tax assets at March 31, 2008 and June 30, 2007. If expectations for future performance, the timing of deductibility of expenses, or tax statutes change in the future, we could decide to adjust the valuation allowance, which may increase or decrease income tax expense.

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

Results of Operations
---------------------

The following discussion and analysis sets forth the major factors that affect the Company's results of operations and financial condition reflected in the unaudited financial statements for the three and nine months ended March 31, 2008. This discussion and analysis should be read in conjunction with the information contained in our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007, including the audited financial statements and footnotes included therein.

We currently operate in two business segments, the Voice Services segment ("Voice Services"), and the Managed Service Charges ("MSC") segment.

The nine months ended March 31, 2008 compared to the nine months ended March 31, 2007 is as follows:

Revenue

Revenue decreased to $12.4 million for the nine months ended March 31, 2008, compared to $13.3 million for the same period in the prior year. The decrease in revenue is primarily attributable to a decrease in Voice Services segment of approximately $0.9 million. The decrease in the Voice Services segment was attributable to attrition within the customer base, which predominantly occurred prior to our May 21, 2007 filing for protection under Title 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida, Tampa. The decrease in revenue within our MSC segment was nominal.

Cost of revenue (excluding depreciation amortization)

Cost of revenue decreased to $8.0 million for the nine months ended March 31, 2008 compared to $8.9 million for the same period in the prior year. Cost of revenue within the Voice Services segment decreased to $3.8 million compared to $4.7 million. This decreased cost of revenue is primarily attributable to customer attrition as previously described.

General and administrative

General and administrative expenses were $2.6 million and $3.7 million for the nine months ended March 31, 2008 and 2007 respectively. The decrease in general and administrative expenses were due to a decrease in lease expense of $0.2 million, a decrease in professional fees of $0.2 million, a decrease in non-cash equity of approximately $0.3 million and a decrease in other expenses of $0.2 million.

Sales and marketing

Sales and marketing expenses decreased to $1.8 million for the nine months ended March 31, 2008, compared to $2.4 million for the same period in the prior year.

The decrease in sales and marketing expenses was primarily attributable to staff reductions which resulted in a decrease in payroll and payroll related expenses in the amount of $0.3 million, a decrease in associated sales and marketing expenses in the amount of $0.1 million and a decrease in bad debt expense in the amount of $0.2 million.

Other income (expenses)

The decrease in interest expense was due to the non payment of interest payments to the noteholders as a result of the reorganization. During reorganization, interest expense is only recorded to the extent it will be paid during the proceeding or if it is probable it will be an allowed priority, secured or unsecured claim. Other expenses for the nine months ended March 31, 2007 consisted of interest expense to the noteholders in the amount of $(0.1) million. There were no interest payments made to the noteholders for the nine months ended March 31, 2008.

Reorganization Cost

We incurred reorganization costs of approximately to $0.5 million for the nine months ended March 31, 2008 as a result of our May 21, 2007 filing for protection under Title 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida, Tampa. These charges relate to the ongoing Chapter 11 reorganization activities, such as vendor concessions, legal, trustee and consulting fees, as well as other administrative costs in the amounts of approximately $0.2 million, $0.2 million and $0.1 million, respectively, necessary for the Company to reorganize and develop its plan to emerge from bankruptcy.

Three months ended March 31, 2008 and 2007

Revenue

Revenue decreased to $4.0 million for the three months ended March 31, 2008, compared to $4.3 million for the same period in the prior year. The decrease in revenue is attributable to our Voice Services segment where revenue decreased $0.2 million. The decrease within our Voice Services segment was attributable to customer attrition. The decrease within our MSC segment was nominal.

Cost of revenue (excluding depreciation and amortization)

Cost of revenue decreased to $2.6 million for the three months ended March 31, 2008, compared to $3.0 million for the same period in the prior year. The decrease is attributable to reduced cost in the Voice Services segment of approximately $0.3 million due to lost customers. Revenue within our MSC segment decreased by approximately $0.1 million.

General and administrative

General and administrative expenses decreased to $0.7 million for the three months ended March 31, 2008, compared to $1.0 million for the same period in the prior year. The decrease was the result of cost cutting initiatives in addition to the relocation of our Tampa facility, which decreased lease expense of approximately $0.1 million, a decrease in various general and administrative expenses of approximately $0.2 million and a decrease in legal of $0.1 million from the prior period, offset by an increase in payroll and payroll related expenses of $0.1 million. The increase in payroll and payroll related expenses was due to the adjustments of vacation accruals.

Sales and marketing

Sales and marketing expenses decreased to $0.6 million for the three months ended March 31, 2008, compared to $0.7 million for the same period in the prior year. The decrease in sales and marketing expenses was primarily attributable to staff reductions which resulted in a decrease in payroll and payroll related expenses in the amount of $0.03 million, a decrease in bad debt in the amount of $0.03 million and a decrease in associated sales and marketing expenses in the amount of $0.04 million compared to the same period in the prior year.

Other income (expenses)

The decrease in interest expense was due to the non-payments of interest payments to the noteholders as a result of the reorganization. Other expense for the same period in the prior year consisted of a $0.05 million of interest payments to note holders.

Reorganization Cost

We incurred reorganization costs of approximately to $0.1 million for the three months ended March 31, 2008 as a result of our May 21, 2007 filing for protection under Title 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida, Tampa. These charges relate to the ongoing Chapter 11 reorganization activities, such as legal, trustee and consulting fees as well as other administrative costs in the amount of $0.07 million and $0.03 million, respectively, necessary for the Company to reorganize and develop its plan to emerge from bankruptcy.

Liquidity and Capital Resources

Our operating activities used cash of approximately $0.7 million during the nine months ended March 31, 2008, as compared to cash used of approximately $1.2 million for the same period in the prior year. Cash used in operations for the nine months ended March 31, 2008 was primarily attributable to a net loss of approximately $0.8 million, which included reorganization costs, a decrease in accounts receivable of approximately $0.2 million, inventory of approximately $0.05 million, a decrease in prepaid expenses of $0.1 million and a decrease in deferred revenue in the amount of approximately $0.3 million. In addition, non-cash charges for depreciation and amortization, equity compensation and bad debt expense was approximately $0.2 million, $0.03 million and $0.2 million, respectively.

Our investing activities used approximately $ 0.06 million for the nine months ended March 31, 2008 as compared to using $0.1 million for the same period in the prior year. Cash used in investing activities was primarily attributable to purchases of property and equipment during the relocation in the amount of $0.06 million. Cash used by investing activities for the nine months ended March 31, 2007, was primarily attributable to payments on customer lists previously acquired in the amount of $0.1 and patent cost in the amount of approximately $0.009 million.

Our financing activities provided $0.2 million during the nine months ended March 31, 2008 as compared to providing $0.1 million for the same period in the prior year. Cash provided by financing activities for the nine months ended March 31, 2008 was attributable to debtor-in-possession ("DIP") financing of $0.2 million. Cash provided by financing activities for the nine months ended March 31, 2007 was attributable to debt financing of $0.1 million.

On October 29, 2007, our Joint Plan of Reorganization of Debtors and related Disclosure Statement was filed with the Bankruptcy Court.

On January 17, 2008, we filed a First Amended Joint Plan of Reorganization of Debtors and related Disclosure Statement with the Bankruptcy Court. We intend to borrow up to $600,000 (the "DIP Loan") secured by senior liens in the Company and certain of its subsidiaries assets. The DIP Loan shall be used primarily to provide operating capital primarily to supplement its fluctuating cash flows through and up to confirmation. Through March 31, 2008, we borrowed $175,000 under the DIP Loan. Subsequent to March 31, 2008, the Company received an additional $225,000 under the terms of the DIP financing.

The debtor in possession financing is represented by Secured Convertible Promissory Notes. The Secured Notes ranks senior to all existing securities of the Company, shall be secured by all of the assets of the Company and shall provide that no other debtor in possession indebtedness of the Company (including replacement credit facilities but excluding trade payable incurred in the ordinary course of business) shall be created without the consent of the Secured Note holders. The Company received $50,000 during February 2008 and $125,000 during March 2008. The agreements governing the Secured Notes shall contain standard provisions for debtor in possession financing with superpriority claim status in a federal bankruptcy case. The principal amount of the Secured Note bears interest at 12% per annum, which begins to accrue on the issuance date of the Secured Note and payable quarterly in case thereafter (18.00% per annum, retroactive to the closing date, after an event of default), with principal and accrued and unpaid interest on the Secured Notes due, unless converted, within thirty (30) days after confirmation of the bankruptcy plan. The Secured Notes are secured by a lien, superior to all other liens, claims, and/or security interests on all of the Company's assets, perfected in the manner required by Investors.

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

Summary

Historically, we have experienced significant recurring net operating losses as well as negative cash flows from operations. Our main source of liquidity has been equity and debt financing, which has been used to fund continuing losses from operating activities. Based on the our cash position of approximately $0.5 million at March 31, 2008, and further taking into account ongoing costs related to the Chapter 11 bankruptcy proceedings, as well as the ultimate disposition of pre-petition claims of creditors pursuant to an approved plan of reorganization, we believe that we may not have sufficient cash to meet our funding requirements through March 31, 2009, without raising additional capital. Our ability to raise additional capital to fund operations also may have been impaired by the Chapter 11 reorganization proceeding. We plan to continue cost reduction efforts, as exemplified by our recent, substantial rent reduction, as well as seek financing to satisfy a plan of reorganization by our creditors. However, based upon the issues discussed herein, there can be no assurances that we will be able to raise additional capital on desirable terms or at all. These factors raise substantial doubt about our ability to continue as a going concern, which may require further restructuring, or a sale or liquidation and could cause significant dilution or a total loss to our shareholders. The financial statements do not include any adjustment relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should we be unable to continue as a going concern.

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

It is our responsibility to establish and maintain adequate internal control over financial reporting. Management will be reviewing all systems and procedures relating to the financial close. There was no change in our Internal Controls over financial reporting during third quarter fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our Internal Controls.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 24, 2007, the Company's subsidiary NetWolves ECCI Corp (the "Subsidiary") filed an action in the Florida Circuit Court, Hillsborough County against Education Communications Consortia Inc. ("ECCI"). The action arises from ECCI's breach of the October 1, 2004 Asset Purchase Agreement between the parties (the "Agreement") by failing to pay $70,273 pursuant to a reconciliation of billings, receivable and costs in accordance with the terms of the Agreement.

On April 27, 2007, ECCI served the Company and Subsidiary with an action in the Circuit Court of Kanawha County, West Virginia, alleging, inter alia, that the Subsidiary had failed to pay the $200,000 first installment of a promissory note ("the Note") and has anticipatorily breached payment of the remaining balance. As a consequence, ECCI alleges that the entire $800,000 note, together with interest and costs, is joint and severally due and payable by the Subsidiary and by the Company, as guarantor. ECCI asserts additional claims against the Company in the aggregate sum of approximately $121,000 based on alleged reimbursable costs incurred by ECCI.

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

On November 16, 2007, Mr. Groteke through his counsel, informed the Company, by written notice as required by his employment agreement, that Mr. Groteke was resigning from the Company for "good reason," as defined in the employment agreement; that the letter constituted his 15-day formal notice, making his resignation effective December 1, 2007; and that Mr. Groteke was demanding all compensation and benefits set forth in the agreement through June 30, 2010, the remainder of its term.

On November 21, 2007, the Company through its counsel responded to the November 16th letter by denying that Mr. Groteke had any basis for his claims, stating among other things, that Mr. Groteke remained Chairman and CEO with all of his responsibilities inherent in these positions. By letter dated November 28, 2007, Mr. Groteke's counsel affirmed his prior position.

On December 6, 2007, the Company was served with an action against the Company by Mr. Groteke in the Circuit Court of the State of Florida, Hillsborough County seeking declaratory relief and a judgment for his full compensation and benefits under the employment agreement, on the grounds previously set forth.

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



Date: May 15, 2008